Form 10-Q
period 2000-06-30
UBIQUITEL INC
filed 2000-08-14
CIK 1108487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                             COMMISSION FILE NUMBER
                                    000-30761

                                 UBIQUITEL INC.
            (Exact name of Co-Registrant as specified in its charter)

               DELAWARE                                  23-3017909
      (State of incorporation)             (I.R.S. Employer Identification No.)

1 BALA PLAZA, SUITE 402, BALA CYNWYD, PA                    19004
(Address of principal executive office)                  (Zip code)

                Co-Registrant's telephone number: (610) 660-9510

                             Commission File Number
                                    333-39950

                           UbiquiTel Operating Company
            (Exact name of Co-Registrant as specified in its charter)

                DELAWARE                                  23-3024747
        (State of incorporation)           (I.R.S. Employer Identification No.)

1 BALA PLAZA, SUITE 402, BALA CYNWYD, PA                    19004
 (Address of principal executive office)                 (Zip code)

                Co-Registrant's telephone number: (610) 660-9510


Indicate by check mark whether each of the Co-Registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes / /     No /X/

There were 63,543,604 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at July 27, 2000.

There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at July 27, 2000.

                         UBIQUITEL INC. AND SUBSIDIARIES

                     FORM 10-Q - QUARTER ENDED JUNE 30, 2000

                                      INDEX



                                                                                      PAGE
                                                                                      ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
           December 31, 1999 (audited)...................................................4
           Consolidated Statements of Operations for the three and six months ended June 30, 2000 (unaudited) and period from inception,
           September 29, 1999 to June 30, 2000 (unaudited)...............................5
           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2000 (unaudited) and period from inception, September 29, 1999 to June 30, 2000 (unaudited)..................................................6
           Notes to the Consolidated Financial Statements................................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................................13

Item 3.    Quantitative and Qualitative Disclosure About Market Risk....................20


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings............................................................20

Item 2.    Changes in Securities and Use of Proceeds....................................20

Item 3.    Defaults Upon Senior Securities..............................................21

Item 4.    Submission of Matters to a Vote of Security Holders..........................21

Item 5.    Other Information............................................................21

Item 6.    Exhibits and Reports on Form 8-K.............................................21

Signatures............................................................................. 22


Explanatory Note:

The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("Operating Company"), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% Senior Subordinated Discount Notes due 2010 (the "Notes"). UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. No separate financial statements and other disclosures concerning Operating Company other than narrative disclosures and financial information set forth in Note 10 to the Consolidated Financial Statements have been presented herein because management has determined that such information is not material to investors. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "UbiquiTel" means, collectively UbiquiTel, Operating Company and all of their consolidated subsidiaries.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UBIQUITEL INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                                          JUNE 30, 2000        DECEMBER 31, 1999
                                                                                        ------------------    ------------------
                                                                                           (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................................................   $      216,207,391    $       23,959,190
   Accounts receivable, net of allowance for doubtful accounts ......................              873,890                    --
   Inventory ........................................................................              204,087                    --
   Prepaid expenses and other assets ................................................              481,035                35,636
                                                                                        ------------------    ------------------
        Total current assets ........................................................          217,766,403            23,994,826
PROPERTY AND EQUIPMENT, NET .........................................................           21,780,787                    --
CONSTRUCTION IN PROGRESS ............................................................           19,931,883             4,085,942
RESTRICTED CASH .....................................................................           75,000,000                    --
DEFERRED FINANCING COSTS, NET .......................................................           12,893,522             2,110,642
INTANGIBLE ASSETS, NET ..............................................................           16,293,415                    --
OTHER ASSETS ........................................................................              211,571                    --
                                                                                        ------------------    ------------------
           Total assets .............................................................   $      363,877,581    $       30,191,410
                                                                                        ------------------    ------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ............................................   $        8,103,653    $        4,460,635
   Due to shareholders ..............................................................               13,927             1,663,441
   Accrued interest .................................................................            1,426,110                10,521
   Dividends payable ................................................................                   --                 9,030
   Current installments of capital leases ...........................................               72,226                    --
                                                                                        ------------------    ------------------
        Total current liabilities ...................................................            9,615,916             6,143,627
                                                                                        ------------------    ------------------
LONG-TERM DEBT ......................................................................          216,332,834             5,811,869
CAPITAL LEASE OBLIGATIONS, NON CURRENT ..............................................              161,717                    --
                                                                                        ------------------    ------------------
        Total long-term liabilities .................................................          216,494,551             5,811,869
                                                                                        ------------------    ------------------
           Total liabilities ........................................................          226,110,467            11,955,496
                                                                                        ------------------    ------------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS .................................................................              570,023             2,758,154
                                                                                        ------------------    ------------------
STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, par value, $0.001 per share; 90,000,000 shares authorized at December 31, 1999, eliminated in June, 2000;
      17,008,500 issued and outstanding at December 31, 1999 ........................                   --                17,009
   Series B convertible preferred stock, par value, $0.001 per share; 35,000,000 shares authorized at December 31, 1999, eliminated in June, 2000; 0 shares
      issued and outstanding at December 31, 1999 ...................................                   --                    --
   Preferred stock, par value, $0.001 per share; 10,000,000 shares authorized; 0
      shares issued and outstanding at June 30, 2000 and December 31, 1999 ..........                   --                    --
   100,000,000 shares of voting common stock, par value, $0.0005 authorized;
      62,763,604 and 6,834,000 shares issued and outstanding at June 30, 2000
      and December 31, 1999, respectively ...........................................               31,382                 3,417
   32,000,000 shares of nonvoting common stock, par value, $0.0005 authorized at
      December 31, 1999, eliminated in June, 2000; 32,000,000 shares issued and
      outstanding at December 31, 1999 ..............................................                   --                16,000
   Additional paid-in-capital .......................................................          162,344,444            17,428,425
   Accumulated deficit during the development stage .................................          (25,178,735)           (1,987,091)
                                                                                        ------------------    ------------------
        Total stockholders' equity ..................................................          137,197,091            15,477,760
                                                                                        ------------------    ------------------
           Total liabilities and stockholders' equity ...............................   $      363,877,581    $       30,191,410
                                                                                        ------------------    ------------------

The accompanying notes are an integral part of these consolidated balance sheets.

                         UBIQUITEL INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           PERIOD FROM
                                                                                                            INCEPTION,
                                                                                                        SEPTEMBER 29, 1999
                                                            THREE MONTHS ENDED     SIX MONTHS ENDED             TO
                                                              JUNE 30, 2000         JUNE 30, 2000         JUNE 30, 2000
                                                            ------------------    ------------------    ------------------
                                                               (UNAUDITED)           (UNAUDITED)            (UNAUDITED)

REVENUES:
   Service revenue ......................................   $        2,070,007    $        2,138,526    $        2,138,526
   Product sales ........................................              161,839               161,839               161,839
                                                            ------------------    ------------------    ------------------
       Total revenue ....................................            2,231,846             2,300,365             2,300,365

COSTS AND EXPENSES:
   Cost of service and operations .......................            1,822,644             2,038,295             2,038,295
   Cost of products sold ................................              274,938               274,938               274,938
   Selling and marketing ................................              526,256               579,776               579,776
   General and administrative expenses excluding non-cash
     compensation charges ...............................            1,457,170             1,988,911             2,543,341
   Non-cash compensation for general and administrative
     matters ............................................              127,057               245,700             1,640,429
   Depreciation and amortization ........................              795,227               819,898               819,898
                                                            ------------------    ------------------    ------------------
       Total costs and expenses .........................            5,003,292             5,947,518             7,896,677
OPERATING LOSS ..........................................           (2,771,446)           (3,647,153)           (5,596,312)
INTEREST INCOME .........................................            3,280,456             3,663,241             3,663,241
INTEREST EXPENSE ........................................           (8,180,606)           (8,609,386)           (8,638,288)
                                                            ------------------    ------------------    ------------------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED STOCK
   DIVIDENDS ............................................           (7,671,596)           (8,593,298)          (10,571,359)
LESS: PREFERRED STOCK DIVIDENDS PLUS ACCRETION ..........           (1,150,029)          (10,380,668)          (10,389,698)
                                                            ------------------    ------------------    ------------------
LOSS BEFORE EXTRAORDINARY ITEM ..........................           (8,821,625)          (18,973,966)          (20,961,057)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT .........           (2,494,797)           (4,217,677)           (4,217,677)
                                                            ------------------    ------------------    ------------------
NET LOSS ................................................   $      (11,316,422)   $      (23,191,643)   $      (25,178,734)
                                                            ==================    ==================    ==================

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON
   STOCK:
   Loss before extraordinary item .......................   $            (0.17)   $            (0.40)
   Extraordinary item ...................................                (0.05)                (0.09)
                                                            ------------------    ------------------
   Net Loss .............................................   $            (0.22)   $            (0.49)
                                                            ==================    ==================

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING
   COMMON SHARES ........................................           52,739,143            47,606,744
                                                            ==================    ==================


The accompanying notes are an integral part of these consolidated statements.

                         UBIQUITEL INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          PERIOD FROM
                                                                                                           INCEPTION,
                                                                                 SIX MONTHS ENDED      SEPTEMBER 29, 1999
                                                                                  JUNE 30, 2000         TO JUNE 30, 2000
                                                                                 ------------------    ------------------
                                                                                     (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends .................   $       (8,593,298)   $      (10,571,359)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred financing costs ..................................              798,739               817,120
   Amortization of intangible assets .........................................              321,115               321,115
   Depreciation ..............................................................              498,783               498,783
   Interest accrued on senior debt ...........................................            4,680,723             4,680,723
   Non-cash compensation from stock options granted to employees .............              245,700             1,640,429
Changes in operating assets and liabilities exclusive of acquisition and capital expenditures:
   Accounts receivable .......................................................             (465,613)             (465,613)
   Inventory .................................................................             (204,087)             (204,087)
   Prepaid expenses and other assets .........................................             (553,541)             (589,177)
   Accounts payable and accrued expenses .....................................            1,395,980             1,780,035
                                                                                 ------------------    ------------------
       Net cash used in operating activities .................................           (1,875,499)           (2,092,031)
                                                                                 ------------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ......................................................          (14,726,275)          (14,736,675)
   Purchase of Spokane market ................................................          (35,506,694)          (35,506,694)
   Purchase of other network assets from Sprint ..............................           (2,875,794)           (2,875,794)
   Change in restricted cash .................................................          (75,000,000)          (75,000,000)
                                                                                 ------------------    ------------------
       Net cash used in investing activities .................................         (128,108,763)         (128,119,163)
                                                                                 ------------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated notes and detachable
    warrants .................................................................          152,277,000           152,277,000
   Repayment of long-term debt ...............................................           (8,000,000)                   --
   Drawings under senior secured credit facility .............................           75,000,000            75,000,000
   Financing costs ...........................................................          (12,934,591)          (13,668,591)
   Capital lease payments ....................................................               (8,019)               (8,019)
   Proceeds from issuance of convertible preferred stock subsequently
    converted to common stock ................................................           25,000,000            42,008,500
   Preferred dividend payment ................................................           (1,007,684)           (1,007,684)
   Warrants exercised ........................................................               24,891                24,891
   Proceeds from issuance of common stock ....................................          100,000,000           100,019,417
   Offering costs ............................................................           (8,119,134)           (8,226,929)
                                                                                 ------------------    ------------------
       Net cash provided by financing activities .............................          322,232,463           346,418,585
                                                                                 ------------------    ------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS ....................................          192,248,201           216,207,391
CASH AND CASH EQUIVALENTS, beginning of period ...............................           23,959,190                    --
                                                                                 ------------------    ------------------
CASH AND CASH EQUIVALENTS, end of period .....................................   $      216,207,391    $      216,207,391
                                                                                 ==================    ==================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest ....................................................   $        1,703,814    $        1,703,814
   Cash paid for income taxes ................................................                   --                    --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Network assets acquired but not paid ......................................            5,969,074             5,969,074
   Extraordinary item-early extinguishment of debt ...........................            4,217,677             4,217,677
   Deferred financing costs incurred but not paid ............................              325,000               325,000
   Preferred stock accretion .................................................            9,372,628             9,732,628
   IPO costs incurred but not paid ...........................................              112,090               112,090


 The accompanying notes are an integral part of these consolidated statements.

                         UBIQUITEL INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial information as of June 30, 2000 and for the three months and six months ended June 30, 2000 is unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company's financial position at June 30, 2000, and the Company's operations for the three months and six months ended June 30, 2000 and cash flows for the six months ended June 30, 2000. Operating results for the three months and six months ended June 30, 2000 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1999 of UbiquiTel and the Spokane District (wholly owned by Sprint Spectrum L.P. through April 15, 2000), the predecessor of UbiquiTel, which are included in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These assumptions also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 will be effective for UbiquiTel fiscal year ending December 31, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial results.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements." SAB101 summarizes certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB101 are effective for UbiquiTel's quarter ending June 30, 2000. Management is currently assessing the impact of the adoption of SAB101.

2.   ORGANIZATION AND NATURE OF BUSINESS

The Company was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services ("PCS") in certain defined midsize and smaller markets in the West and Midwestern United States.

In October 1998, UbiquiTel L.L.C. (a Washington State Limited Liability Company), whose sole member was The Walter Group entered into an agreement with Sprint PCS for no consideration given for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the approximately 1.0 million residents in the Reno/Tahoe Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly "UbiquiTel Holdings, Inc."), a Delaware Corporation, was incorporated. On November 1, 1999, the Founders' Agreement was executed and common stock was issued to a group of five shareholders referred to as "the Founders" including The Walter Group. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On December 28, 1999, UbiquiTel Inc. amended its agreement with Sprint PCS to expand the Company's markets to the Northern California, Spokane/Montana, Southern Idaho/Utah/Nevada and Southern Indiana/Kentucky markets, which together with the Reno/Tahoe markets contain approximately 7.7 million residents.

On November 9, 1999, Operating Company (a Delaware Corporation, formerly a Delaware limited liability company), was formed to serve as the operating company for UbiquiTel. Also, on March 17, 2000, UbiquiTel Leasing Company, (a Delaware Corporation) was formed to serve as the leasing company for UbiquiTel.

3.   DEVELOPMENT STAGE ENTERPRISE

UbiquiTel was established on September 29, 1999 (inception). The Company has devoted most of its efforts to date on activities such as preparing business plans, raising capital, and planning the build-out of its PCS network in the Reno/Tahoe market. From inception through June 30, 2000, the Company has not generated significant revenues (approximately $2.3 million since inception) and has incurred expenses of approximately $17.1 million including an extraordinary item of approximately $4.2 million, resulting in an accumulated deficit during the development stage of approximately $25.2 million as of June 30, 2000 after preferred stock dividends and effects of a beneficial conversion on Series B Convertible Preferred Stock.

4.   BASIC AND DILUTED NET LOSS PER SHARE

UbiquiTel computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128") and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS 128 and SAB 98, basic and diluted net loss per common share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock. No conversion of common stock equivalents has been assumed in the calculations since the effect would be anti-dilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the period reflected in the accompanying financial statement.

The following summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an anti-dilutive effect.

                                                                    THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                       JUNE 30, 2000             JUNE 30, 2000
                                                                  -----------------------   ----------------------
                                                                         (UNAUDITED)              (UNAUDITED)
Stock Options .................................................                 4,051,500                4,051,500
Warrants ......................................................                 4,843,987                4,843,987
                                                                  -----------------------   ----------------------
Total .........................................................                 8,895,487                8,895,487
                                                                  =======================   ======================

5.   PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                      JUNE 30, 2000          DECEMBER 31,1999
                                                                   --------------------    --------------------
                                                                       (UNAUDITED)
Network Equipment ..............................................   $         21,583,760    $                 --
Vehicles .......................................................                119,894                      --
Furniture & Office Equipment ...................................                575,915                      --
                                                                   --------------------    --------------------
                                                                             22,279,569                      --
Accumulated Depreciation .......................................               (498,782)                     --
                                                                   --------------------    --------------------
       Subtotal ................................................             21,780,787                      --
Construction in Progress .......................................             19,931,883               4,085,942
                                                                   --------------------    --------------------
       Total ...................................................   $         41,712,670    $          4,085,942
                                                                   ====================    ====================

6.   LONG-TERM DEBT

Long-term debt outstanding as of December 31, 1999 and June 30, 2000 (unaudited) is as follows:

                                                                       JUNE 30,2000          DECEMBER 31,1999
                                                                   --------------------    --------------------
                                                                       (UNAUDITED)
12% Senior Subordinated Note ...................................   $                 --    $          8,000,000
   Less: Discount ..............................................                     --              (2,188,131)
14% Senior Subordinated Discount Notes .........................            300,000,000                      --
   Less: Discount ..............................................           (143,042,277)                     --
   Less: Warrants ..............................................            (15,624,889)                     --
Senior Secured Credit Facility .................................             75,000,000                      --
                                                                   --------------------    --------------------
        Long-term debt .........................................   $        216,332,834    $          5,811,869
                                                                   --------------------    --------------------

On November 12, 1999, the Company signed a commitment letter for a Purchase Agreement with BET Associates, which included an $8.0 million senior subordinated note. The Purchase Agreement was finalized and executed on December 28, 1999. The note bore stated interest at 12% payable quarterly and matured on December 28, 2007. BET Associates also received a warrant to purchase 4,978,150 shares of voting common stock at a par value of $0.0005 per share and an exercise price of $0.005 per share with an exercise period of ten years. Of the $8.0 million in proceeds received under the purchase agreement, approximately $2.2 million was allocated to the detachable warrants based on the fair value of the warrants on the date of issuance as determined using the Black-Scholes Model. On April 11, 2000, following the finalization and execution of the senior subordinated discount note, the notes were prepaid as required by the Note Agreement with a prepayment premium of 1% and interest earned from April 1, 2000 to the repayment date.

On December 29, 1999 (the "facility effective date"), the Company finalized and executed a $25.0 million Senior Secured Credit Agreement (the "Facility"), with Paribas, as Administrative Agent, and certain banks and other financial institutions party thereto. No amount was drawn under this Facility. On February 22, 2000, Operating Company received a commitment letter from Paribas, as Administrative Agent, and certain banks and other financial institutions party thereto for a $250.0 million senior secured credit facility. UbiquiTel has guaranteed the credit facility which was finalized and executed on March 31, 2000 and replaces the previous $25.0 million facility. The credit facility consists of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million.

The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The revolving loans are required to be repaid beginning in February 2002, in eighteen quarterly consecutive installments. The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The amount of each of the quarterly consecutive installments increases incrementally in accordance with the credit facility agreement. The amount that can be borrowed and outstanding under the revolving loans reduces in eight quarterly reductions of approximately $6.9 million beginning with December 2005.

Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loans and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London Interbank Offered Rate, commonly referred to as LIBOR, plus 3.25% for the revolving loans and term loan A and plus 3.75% for term loan B. In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility.

Initial borrowings of $75.0 million under the term loan B were made on April 11, 2000. This amount was funded into an escrow account that is controlled by Paribas and will not be released until specified conditions have been satisfied. These conditions include, among others, evidence that the Company has used all of the proceeds from the sale of the Notes and from UbiquiTel's initial public offering of its common stock to pay fees and expenses in connection with those offerings, to fund the build-out of the Company's PCS network or for other general corporate and working capital purposes. Additional borrowings are subject to these escrow arrangements and will not be provided until the initial borrowings of $75.0 million have been released.

In conjunction with the closing of this facility, the Company incurred financing fees of approximately $7.1 million which are being amortized over the term of the credit facility. Deferred financing fees of approximately $1.7 million relating to the old credit facility have been expensed during the three month period ended June 30, 2000 (unaudited) as an extraordinary item.

On April 11, 2000, Operating Company issued 14% Senior Subordinated Discount Notes. See Note 10 for additional information.

7.   STOCK OPTION PLAN

The Company adopted an incentive stock option plan in 1999, which provides for the granting of non-qualified stock options to purchase shares of the Company's common stock to officers and key employees. The Company applied APB No. 25, "Accounting for stock issued to employees" and related interpretations in accounting for its employee stock options.

In 1999, the Company granted an aggregate of 650,000 non-qualified options to three employees pursuant to its 2000 Stock Equity Incentive Plan. These options have an exercise price of $0.50 per share and vest over four years. Following the resignation of one of the employees during the three month period ended June 30, 2000, 200,000 non-qualified options were forfeited. Donald A. Harris, President and CEO, pursuant to his employment agreement dated November 29, 1999, was granted an option to purchase 2,550,000 shares of the Company's common stock which is not subject to the Company's equity incentive plan.

In January 2000, the Company issued an aggregate of 320,000 non-qualified options to employees pursuant to its 2000 Stock Equity Incentive Plan. 260,000 of these options had an exercise price that was approximately $7.50 less per share than the fair market value of the common stock on the date of grant. Accordingly, the Company will recognize compensation expense of approximately $2.0 million over the 48-month vesting period for these options.

During the three months and six months ended June 30, 2000 (unaudited), the Company amortized approximately $127,000 and $246,000 of this expense, respectively. The remaining 60,000 options had an exercise price equal to the initial public offering price of $8.00 per share. The total options outstanding at the end of the period were 4,051,500.

In February 2000, the board of directors approved the 2000 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract, retain and reward key employees, consultants and non-employee directors. A committee consisting of members from the board of directors administers the Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Plan. The plan authorized up to 4,080,000 shares of common stock for issuance under the Plan and does not include awards paid in cash. During the three and six month periods ended June 30, 2000, the committee granted 731,500 and 1,051,500 options to employees. The options with the exception of the 260,000 options discussed above were granted with an exercise price equal to the fair value of the stock using the Black-Scholes Model which up to and including June 7, 2000 was the initial public offering price of $8.00 per share.

8.   INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

No benefit for federal income tax has been recorded for the six months ended June 30, 2000, as the net deferred tax asset is fully reserved because of the uncertainties regarding the Company's ability to utilize the asset in future years.

9.   STOCKHOLDERS' EQUITY

On June 7, 2000, UbiquiTel completed the initial public offering of its common stock ("IPO"). A total of 12,500,000 shares of common stock (excluding 780,000 shares of common stock upon exercise of a portion of the underwriters' overallotment option effective on July 6, 2000) were sold to the public at a price of $8.00 per share. UbiquiTel received net proceeds of approximately $93.8 million after underwriting discounts of $6.2 million. Concurrently with the IPO, all of the shares of UbiquiTel's preferred stock were converted into shares of UbiquiTel's common stock on a two-for-one basis.

10.  WHOLLY-OWNED OPERATING SUBSIDIARY SUMMARIZED FINANCIAL INFORMATION

On April 11, 2000, Operating Company issued 14% Senior Subordinated Discount Notes with a maturity value of $300.0 million and Warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933. The Notes were issued at a discount and generated approximately $152.3 million in gross proceeds. The proceeds will be used to partially fund capital expenditures relating to the network build-out, operating losses, working capital, the acquisition of the Sprint PCS Spokane, Washington assets, repayment of the $8.0 million 12% Senior Subordinated Note and the related prepayment fee and other general corporate purposes. The Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%. Interest will become payable semiannually beginning on October 15, 2005. Up to 35% of the Notes will be redeemable on or prior to April 15, 2003 from net proceeds of one or more public equity offerings, other than the IPO. Any remaining Notes will be redeemable on or after April 15, 2005.

The indenture governing the Notes contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons. The indenture governing the Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy.

UbiquiTel has unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. Separate financial statements and other disclosures related to Operating Company as issuer of the debt are not provided because management has determined that such information is not material to investors. The summarized financial information of Operating Company as of December 31, 1999 and June 30, 2000 (unaudited) and for the three months ended June 30, 2000, and for the six months ended June 30, 2000 (unaudited) and the cumulative period from November 9, 1999 (inception) to June 30, 2000 (unaudited) is presented below:


   Summarized balance sheet data                              JUNE 30, 2000        DECEMBER 31, 1999
                                                          --------------------    --------------------
                                                               (Unaudited)

Assets:
     Cash and other current assets ....................   $        217,766,403    $         23,994,826
     Property and equipment ...........................             21,780,787                      --
     Construction in progress, net ....................             19,931,883               4,085,942
     Other assets .....................................             16,504,986                      --
     Restricted cash ..................................             75,000,000                      --
     Deferred financing costs .........................             12,893,522               2,110,642
                                                          --------------------    --------------------
         Total assets .................................   $        363,877,581    $         30,191,410
                                                          --------------------    --------------------

Liabilities and Equity:
     Accounts payable and accrued expenses ............   $          2,225,909    $            373,575
     Due to Lucent Technologies .......................              5,765,654               3,883,419
     Due to related parties ...........................                 13,927                 813,441
     Accrued interest .................................              1,426,110                  10,521
     Current installment of capital leases ............                 72,226                      --
     Advances from parent .............................            150,975,640              19,584,045
     Long-term debts and leases .......................            216,494,551               5,811,869
                                                          --------------------    --------------------
         Total liabilities ............................            376,974,017              30,476,870
     Equity and Accumulated Deficit ...................            (13,096,436)               (285,460)
                                                          --------------------    --------------------
         Total liabilities and equity .................   $        363,877,581    $         30,191,410
                                                          ====================    ====================

                                                                                                            Cumulative for
                                                                                                            the Period from
                                                              Three Months            Six Months               Inception
                                                                  Ended                 ended              (November 9, 1999)
   Summarized statement of operations data                    June 30, 2000         June 30, 2000           to June 30, 2000
                                                          --------------------    --------------------    --------------------
                                                              (Unaudited)             (Unaudited)              (Unaudited)

Revenues ..............................................   $          2,231,846    $          2,300,365    $          2,300,365
Costs and expenses, including non-cash
    compensation charges ..............................             (5,003,292)             (5,947,518)             (6,205,076)
Interest expense (income) .............................             (4,900,150)             (4,946,145)             (4,975,047)
Extraordinary item--loss on early
    extinguishment of debt ............................             (2,494,798)             (4,217,677)             (4,217,677)
                                                          --------------------    --------------------    --------------------
Net loss ..............................................   $        (10,166,394)   $        (12,810,975)   $        (13,097,435)
                                                          ====================    ====================    ====================

11.  ACQUISITION OF SPOKANE MARKET

In January 2000, the Company signed an agreement to purchase from Sprint PCS the Spokane, Washington market's PCS networks and related assets and subscribers for approximately $35.0 million. The Company closed this transaction on April 15, 2000. The acquisition was accounted for under the Purchase method as specified in APB 16. At June 30, 2000, the allocation of the purchase price for this acquisition is preliminary and is subject to further refinement based upon the completion of final valuation studies. The operating results of the acquired business have been included in the Consolidated Statement of Operations from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements. Investors are referred to the documents filed by UbiquiTel with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements, including potential fluctuations in quarterly results, dependence on new product development, rapid technology and market change and risks related to the build-out of our PCS network as well as future growth and rapid expansion. These and other applicable risks are described under the caption "Risk Factors" in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000. We are a development stage company and intend to significantly expand our operations. Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

OVERVIEW

In October 1998, a limited liability company whose sole member was The Walter Group, entered into a management agreement with Sprint PCS whereby it became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in the Reno/Tahoe market. The limited liability company subsequently changed its name to UbiquiTel L.L.C. In November 1999, UbiquiTel L.L.C. assigned the management and related agreements to UbiquiTel, Inc. UbiquiTel L.L.C. had no operations or financial transactions prior to the assignment of these agreements to UbiquiTel, Inc.

In December 1999, we amended our management agreement with Sprint PCS to expand to markets to include a total of 7.7 million residents in the western and Midwestern United States.

In March 2000, Operating Company entered into a new $250.0 million credit facility.

In April 2000, we completed a sale of 300,000 units consisting of the Notes and warrants to purchase, in the aggregate, 3,579,000 shares of UbiquiTel's common stock. We received gross proceeds of approximately $152.3 million from the sale of the units.

In April 2000, we acquired Sprint PCS' Spokane, Washington PCS network and related assets for $35.0 million cash. We acquired switching equipment, transmitting and receiving equipment at 41 radio communications sites, ancillary equipment, prepaid expenses, goodwill and customer lists. The Spokane market did not launch operations until December 16, 1996, and had no significant revenues until 1997. We also acquired from Sprint certain network equipment in Logan, UT and Las Vegas, NV.

In June 2000, UbiquiTel sold 12,500,000 shares of its common stock in its initial public offering. In July 2000, UbiquiTel sold an additional 780,000 shares of its common stock upon exercise of a portion of the underwriters' overallotment option. We received gross proceeds of approximately $106.2 million from the offering, including the exercise of the overallotment option.

We have currently commenced limited operations in one of our markets, which together with the Spokane, Washington market, cover approximately 500,000 residents. We currently have approximately 10,000 subscribers. We expect to cover approximately 55% of the resident population in our markets by the end of 2001 and expect to cover approximately 63% by June 30, 2004 upon completion of our build-out.

We are a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. From our inception on September 29, 1999 through June 30, 2000, we have incurred losses of approximately $25.2 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we develop and construct our PCS network and build our customer base. Through June 30, 2000, we incurred approximately $42.2 million of capital expenditures, inclusive of approximately $18.4 million worth of Network Equipment acquired as part of Spokane market purchase.

As a Sprint PCS affiliate, we do not own the licenses to operate our network and instead, we pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories, on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-Sprint PCS customers. We are responsible for building, owning and managing the portion of the Sprint PCS Network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS paid approximately $90.0 million for the PCS licenses in our markets and will incur additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of our affiliates.

As a Sprint PCS affiliate, we will purchase a full suite of support services from Sprint PCS. Initially, the charges for these services will be lower than if we provided these services ourselves. In addition, we expect that, by using these established services, our capital expenditures and demands on our management's time in connection with support services will be lower than if we developed and provided the services ourselves. We will have access to these services during the term of our Sprint PCS management agreement unless Sprint PCS provides us at least nine months advance notice of its intention to terminate any particular service. Because of the economic benefits to us, we will initially purchase: customer billing and collections; customer care; subscriber activation including credit verification; handset logistics; network operations control center monitoring; national platform interconnectivity; voice mail; directory assistance and operator services; long distance; and roaming clearinghouse services. If Sprint PCS terminates any of these services or increases the amount it charges us for any of these services, our operating costs may increase and our operations may be interrupted or restricted.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2000

Customer Additions

As of June 30, 2000, the Company provided personal communication services to approximately 9,900 customers resulting from the acquisition of Spokane market from Sprint on April 15, 2000 and subsequent activations in that market.

Revenues

  - SUBSCRIBER REVENUE. Subscriber revenue during the quarter ended June 30, 2000 was approximately $1.4 million. This consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our territory. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plan. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued from month-to-month.

  - SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the quarter ended June 30, 2000, we generated approximately $693,000 in Travel revenue from our networks in Auburn/Grass valley, CA, Spokane, WA, Las Vegas, NV, and Logan, UT. With the exception of our network in Auburn/Grass Valley, all of our networks generated travel revenue for two and a half months during the quarter.

  - NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $16,000 in non-Sprint roaming revenue during the quarter.

During the quarter ended June 30, 2000, our average monthly revenue per user including travel and roaming revenues, was approximately $83, and without roaming and travel revenues was approximately $56.

  - PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories. We record and retain 100% of the revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales revenue. The amount recorded during the quarter ended June 30, 2000 for product sales totaled approximately $162,000.

Cost of Service and operations

  - NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $1.3 million incurred during the quarter ended June 30, 2000 related to network operations which includes radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities, interconnect charges.

  - ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our market. Pursuant to our affiliation agreement, Sprint PCS can change this rate. We pay roaming fees to other wireless providers when our customers use their network. During the quarter ended June 30, 2000, we paid a total of approximately $365,000 in roaming and travel fees.

  - OPERATING EXPENSES. Other operating expenses totaling approximately $173,000 were incurred during the quarter ended June 30, 2000. The fees we pay to Sprint PCS for the use of their support services, including billing and collections services and customer care are also included in this expense category.

Cost of Products Sold

The cost of products sold totaled approximately $275,000 during the quarter ended June 30, 2000. This includes the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

Selling and Marketing

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, our retail stores, advertising programs and residual commissions. We incurred expenses of approximately $526,000 during the three month period ended June 30, 2000. At June 30, 2000, there were approximately 26 employees performing sales and marketing functions.

General and Administrative

We incurred general and administrative expenses totaling approximately $1.5 million during the quarter ended June 30, 2000. General and administrative expenses include our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also includes the fees we pay to Sprint for management support.

Noncash Compensation for General and Administrative Matters

During the quarter ended June 30, 2000, non-cash compensation for general and administrative matters totaled approximately $127,000. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2000 totaled approximately $795,000. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

Interest Income

For the three months ended June 30, 2000, interest income was approximately $3.8 million. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in liquid accounts waiting to be deployed. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2000.

Interest Expense

Interest expense totaled approximately $8.2 million during the three months ended June 30, 2000. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility accrued at prime rate plus specified margin through May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on monthly contracts.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

Net Loss

For the three months ended June 30, 2000, the net loss was approximately $11.3 million.

FOR THE SIX MONTHS ENDED JUNE 30, 2000

Our operating results for the six months ended June 30, 2000 consist largely of revenues generated in the three months ended June 30, 2000 and operating expenses associated with those revenues. Our activities in the first quarter were limited to network build-out and development of various operating functions for the Company.

Revenues

  - SUBSCRIBER REVENUE. Subscriber revenue for the six months ended June 30, 2000 was approximately $1.4 million. This consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our territory.

  - SPRINT PCS TRAVEL REVENUE. During the six months ended June 30, 2000, we generated approximately $761,000 in travel revenue from our networks in Auburn/Grass valley, CA, Spokane, WA, Las Vegas, NV, and Logan, UT. With the exception of our network in Auburn/Grass Valley, all of our networks generated travel revenue for two and a half months during the quarter.

  - NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $16,000 in non-Sprint roaming revenue during the six months ended June 30, 2000.

  - PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories. We record and retain 100% of the revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales revenue. The amount recorded during the six months ended June 30, 2000 for product sales totaled approximately $162,000.

Cost of Service and operations

  - NETWORK OPERATIONS EXPENSES. Network operating expenses totaling approximately $1.5 million was incurred during the six months ended June 30, 2000. These included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities, interconnect charges. The payroll and other expenses associated with network build-out were also included in network operating expenses.

  - ROAMING AND TRAVEL EXPENSES. During the six months ended June 30, 2000, we paid a total of approximately $365,000 in roaming and travel fees.

  - OPERATING EXPENSES. Other operating expenses totaling approximately $173,000 were incurred during the six months ended June 30, 2000. The fees we pay to Sprint PCS for the use of their support services, including billing and collections services, customer care and subscriber activation are also included in this expense category.

Cost of Products Sold

The cost of products sold totaled approximately $275,000 during the six months ended June 30, 2000. This includes the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

Selling and Marketing

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, our retail stores, advertising programs and residual commissions. We incurred expenses of approximately $580,000 during the six month period ended June 30, 2000.

General and Administrative

We incurred general and administrative expenses totaling approximately $2.0 million during the six months ended June 30, 2000. General and administrative expenses include our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also includes the fees we pay to Sprint for management support.

Noncash Compensation for General and Administrative Matters

During the six months ended June 30, 2000, non-cash compensation for general and administrative matters totaled approximately $246,000. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2000 totaled approximately $820,000. We depreciate our property and equipment using the straight-line method over five to ten years.

Interest Income

For the six months ended June 30, 2000, interest income was approximately $3.7 million. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in liquid accounts waiting to be deployed. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2000.

Interest Expense

Interest expense totaled approximately $8.6 million during the six months ended June 30, 2000. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility accrued at prime rate plus specified margin through May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on monthly contracts. Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes.

Net Loss

For the six months ended June 30, 2000, the net loss was approximately $23.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our activities have consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. We have relied on the proceeds from equity and debt financing, rather than revenues, as our primary sources of capital. Specifically, operations during this development phase have been funded through equity infusions of $142.0 million in the form of preferred stock and initial public offering and the proceeds of senior subordinated discount notes of $152.3 million. Cash interest on the senior subordinated discount notes will become payable on October 15, 2005.

Completion of our PCS network will require substantial capital. Our build-out plan includes the installation of 3 switches and over 500 radio communications sites by the end of 2001. In addition, we will develop approximately 20 company-owned Sprint PCS stores and associated administrative systems within the same time period. As of June 30,2000, we have completed the construction of two retail stores in Spokane, WA. We also have 57 radio communications sites currently generating revenues as of June 30, 2000.

On March 31, 2000, we signed a new senior secured credit agreement with Paribas. The new senior credit facility consists of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. Concurrently with the closing of our senior subordinated discount notes, we borrowed $75.0 million of term loans, which were funded into an escrow account. These borrowings under the credit facility at June 30, 2000, bear interest at LIBOR plus 4.25%. The escrow account will remain the property of our lenders and will not be released to us if an event of default has occurred under the credit agreement. Additionally, the escrow account will not be released to us until specified conditions have been satisfied. These conditions include, among others, evidence that we have used all of the proceeds from our sale of senior subordinated discount notes and from UbiquiTel's initial public offering to pay fees and expenses in connection with these offerings, to fund the build-out of our network or for other general corporate and working capital purposes. Additional borrowings under our senior credit facility must be placed into escrow until the conditions to release our initial borrowing of $75.0 million have been satisfied. Our senior credit facility contains financial and other covenants customary for the wireless industry, and is secured by a first priority lien on our assets and a pledge by UbiquiTel of the capital stock in Operating Company. Scheduled amortization payments of principal for the term loans under the senior credit facility begin on June 30, 2004.

As of June 30, 2000, we had approximately $216.2 million in cash and cash equivalents, and an additional $75.0 million in an escrow account subject to release pending satisfaction of certain conditions under our senior credit facility. Working capital was approximately $208.2 million.

Net cash used by operating activities was approximately $1.9 million for the six months ended June 30, 2000. This was primarily attributable to the operating loss of approximately $8.6 million being partly offset by noncash items of approximately $6.5 million including approximately $4.7 million of interest accrued on the notes and cash provided by working capital of approximately $173,000.

Net cash used in investing activities was approximately $128.1 million during the six months ended June 30, 2000. The expenditures were related primarily to the purchase of Spokane market for approximately $35.5 million, the purchase of other network assets from Sprint for approximately $2.9 million and payment for equipment needed in the construction of our portion of the Sprint PCS Network. This also included investment of $75 million restricted cash in short-term securities.

Net cash provided by financing activities was approximately $322.2 million, consisting primarily of the preferred stock issued of $25.0 million, proceeds of $152.3 million from the senior subordinated discount notes, $75.0 million drawing under the senior credit facility and the $100.0 million proceed from the initial public offering. The proceeds were reduced by financing costs and IPO costs of approximately $21.0 million, preferred dividend payment of approximately $1.0 million and the repayment of the $8.0 million term loan.

As part of our management agreement, Sprint PCS requires us to build-out portions of our network by various dates including December 31, 2000, March 31, 2001, September 30, 2001 and June 1, 2005. We believe we have sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses through 2003. The actual funds required to build-out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from our estimates, and additional funds could be required.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the quarter ended June 30, 2000, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures presented in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000 except as noted below.

The Company's senior credit facility is subject to market risk and interest rate changes. At the Company's option, the term loans under the credit facility bear interest at either LIBOR plus a specified margin or prime plus a specified margin. The outstanding principal balance on the credit facility is approximately $75.0 million at June 30, 2000. Considering this total outstanding balance of approximately $75.0 million at June 30, 2000, a 1% change in interest rate would result in an increase in pre-tax losses of approximately $750,000 per year.

Inflation

Management believes that inflation has not had, and will not have, a material adverse effect on our results of operations.

Seasonality

Our business is seasonal because the wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. The factors contributing to this trend include the increasing use of retail distribution, which is dependent on year-end holiday shopping, the timing of new product and service offerings, competitive pricing pressures and aggressive marketing and promotions during the holiday season.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

(c) Reference is made to Notes 7 and 10 of the Consolidated Financial Statements included herein for a description of stock options granted to our employees to purchase shares of UbiquiTel's common stock during the three-month period ended June 30, 2000 and the sale of warrants to purchase 3,579,000 shares of UbiquiTel's common stock on April 11, 2000. The issuances of such securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) or in reliance upon Rule 701 promulgated thereunder, in each case as transactions not involving a public offering.

(d) On June 7, 2000, UbiquiTel completed a public offering of its common stock. An aggregate of 13,280,000 shares (including 780,000 shares upon exercise of a portion of the underwriters' overallotment option on July 7,
2000) were sold to the public at a price of $8.00 per share. The offering was effected pursuant to a Registration Statement on Form S-1 (Registration No. 333-32236), which was declared effective by the Securities and Exchange Commission on June 7, 2000. Donaldson Lufkin & Jenrette, Banc of America Securities LLC and DLJDIRECT Inc. were the managing underwriters for the offering.

Of the approximately $106.2 million in aggregate proceeds received by us in the offering, (i) approximately $6.6 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $2.0 million was paid in connection with offering expenses, printing fees, filing fees and legal fees. We expect to use the proceeds of the offering to partially fund the construction of our network and general corporate purposes, including working capital and the funding of operating losses. Pending such uses, we expect to invest the proceeds in short-term, interest bearing, investment-grade securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 30, 2000, in connection with UbiquiTel's initial public offering, the security holders of UbiquiTel acting by written consent approved, among other things, (i) a two-for-one stock split of UbiquiTel's voting and non-voting common stock, (ii) the amendment and restatement of UbiquiTel's certificate of incorporation and (iii) the amendment and restatement of UbiquiTel's by-laws.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Reports on Form 8-K

                  None.

         (b)      Exhibits:

                  Exhibit No.               Description
                  -----------               -----------
                     27.1                   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CO-REGISTRANTS:

                               UBIQUITEL INC.
                               UBIQUITEL OPERATING COMPANY


                               By:  /s/ DONALD A. HARRIS
                                    -------------------------------------------
                                    Donald A. Harris
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



                               By:  /s/ PETER LUCAS
                                    --------------------------------------------
                                    Peter Lucas
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


August 14, 2000