Form 10-Q
period 2000-09-30
UBIQUITEL INC
filed 2000-11-13
CIK 1108487

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                     Yes [X]   No [ ]

There were 63,543,604 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at October 30, 2000.

There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at October 30, 2000.

                         UBIQUITEL INC. AND SUBSIDIARIES

                  FORM 10-Q - QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX


                                                                                                                 PAGE
                                                                                                                 ----
PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
           December 31, 1999 (audited)............................................................................4
           Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited)............................................................5
           Consolidated Statements of Cash Flows for the nine months ended
           September 30, 2000 (unaudited).........................................................................6
           Notes to the Consolidated Financial Statements.........................................................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................................13

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.............................................20


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................................20

Item 2.    Changes in Securities and Use of Proceeds.............................................................21

Item 3.    Defaults Upon Senior Securities.......................................................................21

Item 4.    Submission of Matters to a Vote of Security Holders...................................................21

Item 5.    Other Information.....................................................................................21

Item 6.    Exhibits and Reports on Form 8-K......................................................................21

Signatures...................................................................................................... 22

Explanatory Note:

The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("Operating Company"), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% Senior Subordinated Discount Notes due 2010 (the "Notes"). UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. No separate financial statements and other disclosures concerning Operating Company other than narrative disclosures and financial information set forth in Note 9 to the Consolidated Financial Statements have been presented herein because management has determined that such information is not material to investors. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "UbiquiTel" means, collectively UbiquiTel, Operating Company and all of their consolidated subsidiaries.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UBIQUITEL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                      SEPTEMBER 30, 2000      DECEMBER 31, 1999
                                                                                     --------------------   --------------------
                                                                                         (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................        $  187,052,402         $  23,959,190
   Accounts receivable, net of allowance for doubtful accounts..................             1,075,980                     -
   Inventory....................................................................               158,475                     -
   Prepaid expenses and other assets............................................               454,833                35,636
                                                                                     --------------------   --------------------
        Total current assets....................................................           188,741,690            23,994,826
PROPERTY AND EQUIPMENT, NET ....................................................            23,986,089                     -
CONSTRUCTION IN PROGRESS........................................................            56,058,086             4,085,942
RESTRICTED CASH.................................................................            75,000,000                     -
DEFERRED FINANCING COSTS, NET...................................................            12,533,371             2,110,642
INTANGIBLE ASSETS, NET..........................................................            15,908,077                     -
OTHER ASSETS....................................................................               404,105                     -
                                                                                     --------------------   --------------------
                      Total assets                                                      $  372,631,418         $  30,191,410
                                                                                     --------------------   --------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses........................................        $   14,916,723         $   4,460,635
   Due to shareholders..........................................................                     -             1,663,441
   Accrued interest.............................................................               102,812                10,521
   Dividends payable............................................................                     -                 9,030
   Current installments of capital leases.......................................                79,903                     -
                                                                                     --------------------   --------------------
        Total current liabilities...............................................            15,099,438             6,143,627
                                                                                     --------------------   --------------------
LONG-TERM DEBT..................................................................           222,115,165             5,811,869
CAPITAL LEASE OBLIGATIONS, NON CURRENT..........................................               152,410                     -
                                                                                     --------------------   --------------------
        Total long-term liabilities.............................................           222,267,575             5,811,869
                                                                                     --------------------   --------------------
                      Total liabilities.........................................           237,367,013            11,955,496
                                                                                     --------------------   --------------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS.............................................................               570,023             2,758,154
                                                                                     --------------------   --------------------
STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, par value, $0.001 per share; 90,000,000 shares authorized at December 31, 1999, eliminated in June, 2000;
      17,008,500 issued and outstanding at December 31, 1999....................                     -                17,009
   Series B convertible preferred stock, par value, $0.001 per share; 35,000,000 shares authorized at December 31, 1999, eliminated in June, 2000; 0 shares
      issued and outstanding at December 31, 1999...............................                     -                     -
   Preferred stock, par value, $0.001 per share; 10,000,000 shares authorized; 0
      shares issued and outstanding at September 30, 2000 and December 31, 1999.                     -                     -
   100,000,000 shares of voting common stock, par value, $0.0005 authorized;
      63,543,604 and 6,834,000 shares issued and outstanding at September 30,
      2000 and December 31, 1999, respectively..................................                31,772                 3,417
   32,000,000 shares of nonvoting common stock, par value, $0.0005 authorized at
      December 31, 1999, eliminated in June, 2000; 32,000,000 shares issued and
      outstanding at December 31, 1999..........................................                     -                16,000
   Additional paid-in-capital...................................................           167,427,470            17,428,425
   Accumulated deficit..........................................................           (32,764,860)           (1,987,091)
                                                                                     --------------------   --------------------
        Total stockholders' equity..............................................           134,694,382            15,477,760
                                                                                     --------------------   --------------------
                      Total liabilities and stockholders' equity................        $  372,631,418         $  30,191,410
                                                                                     --------------------   --------------------

The accompanying notes are an integral part of these consolidated balance sheets.

                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                               SEPTEMBER 30, 2000        SEPTEMBER 30, 2000
                                                                             -----------------------  ------------------------
                                                                                  (UNAUDITED)               (UNAUDITED)
  REVENUES:
     Service revenue.....................................................      $   2,939,518            $     5,078,044
     Product sales.......................................................            311,402                    473,241
                                                                             -----------------------  ------------------------
         Total revenue...................................................          3,250,920                  5,551,285

  COSTS AND EXPENSES:
     Cost of service and operations......................................          3,076,947                  5,113,535
     Cost of products sold...............................................            648,415                    923,354
     Selling and marketing...............................................          1,250,045                  1,831,527
     General and administrative expenses excluding non-cash compensation
       charges...........................................................          1,879,447                  3,868,358
     Non-cash compensation for general and administrative matters........            122,850                    368,550
       Depreciation and amortization.....................................            994,972                  1,814,870
                                                                             -----------------------  ------------------------
         Total costs and expenses........................................          7,972,676                 13,920,194

  OPERATING LOSS.........................................................         (4,721,756)                (8,368,909)
  INTEREST INCOME........................................................          4,782,798                  8,446,040
  INTEREST EXPENSE.......................................................         (7,647,167)               (16,256,554)
                                                                             -----------------------  ------------------------
  LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED STOCK DIVIDENDS...........         (7,586,125)               (16,179,423)
  LESS: PREFERRED STOCK DIVIDENDS PLUS ACCRETION.........................                  -                (10,380,668)
                                                                             -----------------------  ------------------------
  LOSS BEFORE EXTRAORDINARY ITEM.........................................         (7,586,125)               (26,560,091)
  EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT........................                  -                 (4,217,677)
                                                                             -----------------------  ------------------------
  NET LOSS...............................................................     $   (7,586,125)            $  (30,777,768)
                                                                             =======================  ========================

  BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK:
     Loss before extraordinary item......................................     $        (0.12)            $        (0.50)
     Extraordinary item..................................................                  -                      (0.08)
                                                                             -----------------------  ------------------------
     Net Loss............................................................     $        (0.12)            $        (0.58)
                                                                             =======================  ========================

  BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES.....         63,492,734                 52,940,726
                                                                             =======================  ========================

 The accompanying notes are an integral part of these consolidated statements.

                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                           NINE MONTHS ENDED
                                                                                          SEPTEMBER 30, 2000
                                                                                        ------------------------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends.......................        $  (16,179,423)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred financing costs........................................             1,560,831
   Amortization of intangible assets...............................................               706,453
   Depreciation....................................................................             1,108,417
   Interest accrued on senior debt.................................................            10,063,554
   Non-cash compensation from stock options granted to employees...................               368,550
Changes in operating assets and liabilities exclusive of acquisition and capital expenditures:
   Accounts receivable.............................................................              (612,611)
   Inventory.......................................................................              (158,475)
   Prepaid expenses and other assets...............................................              (774,963)
   Accounts payable and accrued expenses...........................................               563,343
                                                                                        ------------------------
       Net cash used in operating activities.......................................            (3,354,324)
                                                                                        ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................           (50,100,021)
   Purchase of Spokane market......................................................           (35,506,694)
   Change in restricted cash.......................................................           (75,000,000)
                                                                                        ------------------------
       Net cash used in investing activities.......................................          (160,606,715)
                                                                                        ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated notes and detachable warrants.....           152,277,000
   Repayment of long-term debt.....................................................            (8,000,000)
   Drawings under senior secured credit facility...................................            75,000,000
   Financing costs.................................................................           (12,937,032)
   Capital lease payments..........................................................               (32,266)
   Proceeds from issuance of convertible preferred stock subsequently converted to
    common stock...................................................................            25,000,000
   Preferred dividend payment......................................................            (1,007,684)
   Warrants exercised..............................................................                24,891
   Proceeds from issuance of common stock..........................................           106,240,000
   Offering costs..................................................................            (9,510,658)
                                                                                        ------------------------
       Net cash provided by financing activities...................................           327,054,251
                                                                                        ------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................           163,093,212
CASH AND CASH EQUIVALENTS, beginning of period.....................................            23,959,190
                                                                                        ------------------------
CASH AND CASH EQUIVALENTS, end of period...........................................        $  187,052,402
                                                                                        ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest..........................................................        $    5,653,265
   Cash paid for income taxes......................................................                     -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Network assets acquired but not paid............................................            13,395,516
   Extraordinary item-early extinguishment of debt.................................             4,217,677
   Preferred stock accretion.......................................................             9,372,628

  The accompanying notes are an integral part of these consolidated statements.

                         UBIQUITEL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial information as of September 30, 2000 and for the three months and nine months ended September 30, 2000 is unaudited, but have been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company's financial position at September 30, 2000, and the Company's operations for the three months and nine months ended September 30, 2000 and cash flows for the nine months ended September 30, 2000. Operating results for the three months and nine months ended September 30, 2000 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the years ended December 31, 1999 of UbiquiTel and the Spokane District (wholly owned by Sprint Spectrum L.P. through April 15, 2000), the predecessor of UbiquiTel, which are included in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Standards Board ("FASB"), issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133 will be effective for UbiquiTel on January 1, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial results.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB101"), "Revenue Recognition in Financial Statements." SAB101 summarizes certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. The provisions of SAB101 are effective for UbiquiTel's fourth quarter of this year. Management believes that the adoption of SAB101 will not have a significant impact on the Company's financial statements.

2. ORGANIZATION AND NATURE OF BUSINESS

The Company was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services ("PCS") in certain defined midsize and smaller markets in the West and Midwestern United States.

In October 1998, UbiquiTel L.L.C. (a Washington State Limited Liability Company), whose sole member was The Walter Group entered into an agreement with Sprint PCS for no consideration given for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the approximately
1.0 million residents in the Reno/Tahoe Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly "UbiquiTel Holdings, Inc."), a Delaware Corporation, was incorporated. On November 1, 1999, common stock was issued to a group of five shareholders referred to as "the Founders" including The Walter Group. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On December 28, 1999, UbiquiTel Inc. amended its agreement with Sprint PCS to expand the Company's markets to the Northern California, Spokane/Montana, Southern Idaho/Utah/Nevada and Southern Indiana/Kentucky markets, which together with the Reno/Tahoe markets contain approximately 7.7 million residents.

On November 9, 1999, Operating Company (a Delaware Corporation, formerly a Delaware limited liability company), was formed to serve as the operating company for UbiquiTel. Also, on March 17, 2000, UbiquiTel Leasing Company, (a Delaware Corporation) was formed to serve as the leasing company for UbiquiTel.

UbiquiTel Inc. was in the development stage from September 29, 1999 through June 30, 2000. This stage was characterized by significant expenditures for the design and construction of the wireless network and no significant operating revenue.

3. BASIC AND DILUTED NET LOSS PER SHARE

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


                                          THREE MONTHS ENDED         NINE MONTHS ENDED
                                          SEPTEMBER 30, 2000        SEPTEMBER 30, 2000
                                       -------------------------  ------------------------
                                             (UNAUDITED)                (UNAUDITED)
Stock Options.......................           4,440,600                  4,440,600
Warrants............................           4,813,987                  4,813,987
                                       -------------------------  ------------------------
Total...............................           9,254,587                  9,254,587
                                       =========================  ========================

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:


                                           SEPTEMBER 30, 2000         DECEMBER 31, 1999
                                        -------------------------  ------------------------
                                              (UNAUDITED)
Network Equipment.....................       $   23,668,407            $            -
Vehicles..............................              287,855                         -
Furniture & Office Equipment..........            1,138,244                         -
                                        -------------------------  ------------------------
                                                 25,094,506                         -
Accumulated Depreciation..............           (1,108,417)                        -
                                        -------------------------  ------------------------
       Subtotal.......................           23,986,089                         -
Construction in Progress..............           56,058,086                 4,085,942
                                        -------------------------  ------------------------
       Total..........................       $   80,044,175            $    4,085,942
                                        =========================  ========================

5. LONG-TERM DEBT

Long-term debt outstanding as of December 31, 1999 and September 30, 2000 (unaudited) is as follows:


                                                                 SEPTEMBER 30, 2000          DECEMBER 31, 1999
                                                              -------------------------  ------------------------
                                                                    (UNAUDITED)
12% Senior Subordinated Note..............................        $             -            $    8,000,000
   Less: Discount.........................................                      -                (2,188,131)
14% Senior Subordinated Discount Notes (See Note 9).......            300,000,000                         -
   Less: Discount.........................................           (163,614,222)                        -
   Add: Amortization of Discount..........................             10,729,387                         -
Senior Secured Credit Facility............................             75,000,000                         -
                                                              -------------------------  ------------------------
        Long-term debt....................................        $   222,115,165            $    5,811,869
                                                              -------------------------  ------------------------

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

Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loans and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London Interbank Offered Rate, commonly referred to as LIBOR, plus 4.25% for the revolving loans and term loan A and plus 3.75% for term loan B. In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility.

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

In conjunction with the closing of this facility, the Company incurred financing fees of approximately $7.1 million which are being amortized over the term of the credit facility. Deferred financing fees of approximately $1.7 million relating to the old credit facility have been expensed during the nine month period ended September 30, 2000 (unaudited) as an extraordinary item.

On April 11, 2000, Operating Company issued 14% Senior Subordinated Discount Notes. See Note 9 for additional information.

6. STOCK OPTION PLAN

The Company adopted an incentive stock option plan in 1999, which provides for the granting of non-qualified stock options to purchase shares of the Company's common stock to officers and key employees. The Company applied APB No. 25, "Accounting for stock issued to employees" and related interpretations in accounting for its employee stock options.

In 1999, the Company granted an aggregate of 650,000 non-qualified options to three employees pursuant to its 2000 Stock Equity Incentive Plan. These options have an exercise price of $0.50 per share and vest over four years. Following the resignation of one of the employees during the nine month period ended September 30, 2000, 200,000 non-qualified options were forfeited. Donald A. Harris, President and CEO, pursuant to his employment agreement dated November 29, 1999, was granted an option to purchase 2,550,000 shares of the Company's common stock which is not subject to the Company's equity incentive plan.

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

During the three months and nine months ended September 30, 2000 (unaudited), the Company amortized approximately $123,000 and $369,000 of this expense, respectively. The remaining 60,000 options had an exercise price equal to the initial public offering price of $8.00 per share. The total options outstanding at the end of the period were 4,440,600.

In February 2000, the board of directors approved the 2000 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract, retain and reward key employees and non-employee directors. A committee consisting of members from the board of directors administers the Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Plan. The plan authorized up to 4,080,000 shares of common stock for issuance under the Plan and does not include awards paid in cash. During the three and nine month periods ended September 30, 2000, the committee granted 389,100 and 1,440,600 options to employees respectively. The options with the exception of the 260,000 options discussed above were granted with an exercise price equal to the fair value of the stock using the Black-Scholes Model which up to and including June 7, 2000 was the initial public offering price of $8.00 per share.

7. INCOME TAXES

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

No benefit for federal income tax has been recorded for the nine months ended September 30, 2000, as the net deferred tax asset is fully reserved because of the uncertainties regarding the Company's ability to utilize the asset in future years.

8. STOCKHOLDERS' EQUITY

On June 7, 2000, UbiquiTel completed the initial public offering of its common stock ("IPO"). A total of 13,280,000 shares of common stock (including 780,000 shares of common stock upon exercise of a portion of the underwriters' overallotment option effective on July 6, 2000) were sold to the public at a price of $8.00 per share. UbiquiTel received net proceeds of approximately $96.7 million after underwriting discounts and offering expenses of $9.5 million. Concurrently with the IPO, all of the shares of UbiquiTel's preferred stock were converted into shares of UbiquiTel's common stock on a two-for-one basis.

9. WHOLLY-OWNED OPERATING SUBSIDIARY SUMMARIZED FINANCIAL INFORMATION

On April 11, 2000, Operating Company issued 14% Senior Subordinated Discount Notes with a maturity value of $300.0 million and Warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933. In August 2000, the notes and warrants were registered with the SEC. The Notes were issued at a discount and generated approximately $152.3 million in gross proceeds. The value assigned from the proceeds to the warrants was approximately $15.9 million. The proceeds have been and will be used to partially fund capital expenditures relating to the network build-out, operating losses, working capital, the acquisition of the Sprint PCS Spokane, Washington assets, repayment of the $8.0 million 12% Senior Subordinated Note and the related prepayment fee and other general corporate purposes. The Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%. Interest will become payable semiannually beginning on October 15, 2005. Up to 35% of the Notes will be redeemable on or prior to April 15, 2003 from net proceeds of one or more public equity offerings, other than the IPO. Any remaining Notes will be redeemable on or after April 15, 2005.

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

UbiquiTel has unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. Separate financial statements and other disclosures related to Operating Company as issuer of the debt are not provided because management has determined that such information is not material to investors. The summarized financial information of Operating Company as of December 31, 1999 and September 30, 2000 (unaudited) and for the three months ended September 30, 2000, and for the nine months ended September 30, 2000 (unaudited) is presented below:


   Summarized balance sheet data                                            SEPTEMBER 30, 2000        DECEMBER 31, 1999
                                                                           ---------------------    ----------------------
                                                                               (Unaudited)
   Assets:
        Cash and other current assets................................         $  188,741,690            $    23,994,826
        Property and equipment, net..................................             23,986,089                         --
        Construction in progress.....................................             56,058,086                  4,085,942
        Other assets.................................................             16,312,182                         --
        Restricted cash..............................................             75,000,000                         --
        Deferred financing costs.....................................             12,533,371                  2,110,642
                                                                           ---------------------    ----------------------
            Total assets.............................................         $  372,631,418            $    30,191,410
                                                                           ---------------------    ----------------------

   Liabilities and Equity:
        Accounts payable and accrued expenses........................         $   14,916,723            $     4,256,994
        Due to related parties.......................................                     --                    813,441
        Accrued interest.............................................                102,812                     10,521
        Current installment of capital leases........................                 79,903                         --
        Advances from parent.........................................            155,946,966                 19,584,045
        Long-term debts and leases...................................            222,267,575                  5,811,869
                                                                           ---------------------    ----------------------
            Total liabilities........................................            393,313,979                 30,476,870
        Equity and Accumulated Deficit...............................            (20,682,561)                  (285,460)
                                                                           ---------------------    ----------------------
            Total liabilities and equity.............................         $  372,631,418            $    30,191,410
                                                                           =====================    ======================


                                                                               Three Months              Nine Months
                                                                                  Ended                     ended
   Summarized statement of operations data                                  September 30, 2000       September 30, 2000
                                                                           ---------------------    ----------------------
                                                                               (Unaudited)               (Unaudited)
   Revenues..........................................................         $    3,250,920            $     5,551,285
   Costs and expenses, including non-cash compensation charges.......             (7,972,676)               (13,920,194)
   Interest (expense) income.........................................             (2,864,369)                (7,810,514)
   Extraordinary item--loss on early extinguishment of debt...........                    --                 (4,217,677)
                                                                           ---------------------    ----------------------
   Net loss..........................................................         $   (7,586,125)           $   (20,397,100)
                                                                           =====================    ======================

10. ACQUISITION OF SPOKANE MARKET

In January 2000, the Company signed an agreement to purchase from Sprint PCS the Spokane, Washington market's PCS networks and related assets and subscribers for approximately $35.5 million. The Company closed this transaction on April 15, 2000. The acquisition was accounted for under the Purchase method of accounting. At September 30, 2000, the allocation of the purchase price for this acquisition is preliminary and is subject to further refinement based upon the completion of final valuation studies. The operating results of the acquired business have been included in the Consolidated Statement of Operations from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results anticipated in these forward-looking statements. Investors are referred to the documents filed by UbiquiTel with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward looking statements, including potential fluctuations in quarterly results, dependence on new product development, rapid technology and market change and risks related to the build-out of our PCS network as well as future growth and rapid expansion. These and other applicable risks are described under the caption "Risk Factors" in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000. Until June 30, 2000 we were a development stage company and intend to significantly expand our operations. Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

OVERVIEW

In October 1998, a limited liability company whose sole member was The Walter Group, entered into a management agreement with Sprint PCS whereby it became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in the Reno/Tahoe market. The limited liability company subsequently changed its name to UbiquiTel L.L.C. In November 1999, UbiquiTel L.L.C. assigned the management and related agreements to UbiquiTel, Inc. UbiquiTel L.L.C. had no operations or financial transactions prior to the assignment of these agreements to UbiquiTel Inc.

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

In April 2000, we acquired Sprint PCS' Spokane, Washington PCS network and related assets for $35.5 million cash. We acquired switching equipment, transmitting and receiving equipment at 41 radio communications sites, ancillary equipment, prepaid expenses, goodwill and customer lists. The Spokane market did not launch operations until December 16, 1996, and had no significant revenues until 1997. We also acquired from Sprint certain network equipment in Logan, UT and Las Vegas, NV.

In June 2000, UbiquiTel sold 12,500,000 shares of its common stock in its initial public offering. In July 2000, UbiquiTel sold an additional 780,000 shares of its common stock upon exercise of a portion of the underwriters' overallotment option. We received gross proceeds of approximately $106.2 million from the offering, including the exercise of the overallotment option.

We have commenced operations in our Reno/Tahoe market, which together with the Spokane, Washington market, cover approximately 850,000 residents. On September 30, 2000 we had approximately 11,200 subscribers. We expect to cover approximately 55% of the resident population in our markets by the end of 2001.

Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. From our inception on September 29, 1999 through September 30, 2000, we have incurred losses of approximately $32.8 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we develop and construct our PCS network and build our customer base. Through September 30, 2000, we incurred approximately $82.2 million of capital expenditures, inclusive of approximately $18.4 million worth of network equipment acquired as part of Spokane market purchase.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Customer Additions

As of September 30, 2000, the Company provided personal communication services to approximately 11,200 customers resulting from the acquisition of Spokane market from Sprint on April 15, 2000 and subsequent activations in that market.

Revenues

   - SUBSCRIBER REVENUE. Subscriber revenue during the quarter ended September 30, 2000 was approximately $1.8 million. This consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our territory. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plan. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued from month-to-month.

   - SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the quarter ended September 30, 2000, we generated approximately $997,000 in Travel revenue from our networks in Auburn/Grass Valley, CA, Spokane, WA, Las Vegas, NV, and Logan, UT.

   - NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $104,000 in non-Sprint roaming revenue during the quarter.

During the quarter ended September 30, 2000, our average monthly revenue per user including travel and roaming revenues, was approximately $93, and without roaming and travel revenues was approximately $58.

   - PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories. We record and retain 100% of the revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales revenue. The amount recorded during the quarter ended September 30, 2000 for product sales totaled approximately $311,000.

 Cost of Service and operations

   - NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $2.3 million incurred during the quarter ended September 30, 2000 related to network operations which includes radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities, interconnect charges.

   - ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our market. Pursuant to our affiliation agreement, Sprint PCS can change this rate. We pay roaming fees to other wireless providers when our customers use their network. During the quarter ended September 30, 2000, we paid a total of approximately $473,000 in roaming and travel fees.

   - OPERATING EXPENSES. Other operating expenses totaling approximately $294,000 were incurred during the quarter ended September 30, 2000. The fees we pay to Sprint PCS for the use of their support services, including billing and collections services and customer care are also included in this expense category.

Cost of Products Sold

The cost of products sold totaled approximately $648,000 during the quarter ended September 30, 2000. This includes the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

Selling and Marketing

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, our retail stores, advertising programs and residual commissions. We incurred expenses of approximately $1,250,000 during the three month period ended September 30, 2000. At September 30, 2000, there were approximately 54 employees performing sales and marketing functions.

General and Administrative

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $1.9 million during the quarter ended September 30, 2000. General and administrative expenses include our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also includes the fees we pay to Sprint for management support.

Noncash Compensation for General and Administrative Matters

During the quarter ended September 30, 2000, non-cash compensation for general and administrative matters totaled approximately $123,000. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended September 30, 2000 totaled approximately $995,000. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

Interest Income

For the three months ended September 30, 2000, interest income was approximately $4.8 million. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in short-term liquid investments. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2000.

Interest Expense

Interest expense totaled approximately $7.6 million during the three months ended September 30, 2000. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at prime rate plus specified margin until May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on monthly contracts.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

Net Loss

For the three months ended September 30, 2000, the net loss was approximately $7.6 million.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Our operating results for the nine months ended September 30, 2000 consist largely of revenues generated in the six months ended September 30, 2000 and operating expenses associated with those revenues. Our activities in the first quarter were generally limited to network build-out, raising capital and development of various operating functions for the Company.

Revenues

   - SUBSCRIBER REVENUE. Subscriber revenue for the nine months ended September 30, 2000 was approximately $3.2 million. This consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our territory.

   - SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the nine months ended September 30, 2000, we generated approximately $1,758,000 in travel revenue from our networks in Auburn/Grass valley, CA, Spokane, WA, Las Vegas, NV, and Logan, UT.

   - NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $120,000 in non-Sprint roaming revenue during the nine months ended September 30, 2000.

   - PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories. We record and retain 100% of the revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales revenue. The amount recorded during the nine months ended September 30, 2000 for product sales totaled approximately $473,000.

Cost of Service and operations

   - NETWORK OPERATIONS EXPENSES. Network operating expenses totaling approximately $3.8 million were incurred during the nine months ended September 30, 2000. These included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities, interconnect charges. The payroll and other expenses associated with network build-out were also included in network operating expenses.

   - ROAMING AND TRAVEL EXPENSES. During the nine months ended September 30, 2000, we paid a total of approximately $838,000 in roaming and travel fees.

   - OPERATING EXPENSES. Other operating expenses totaling approximately $468,000 were incurred during the nine months ended September 30, 2000. The fees we pay to Sprint PCS for the use of their support services, including billing and collections services, customer care and subscriber activation are also included in this expense category.

Cost of Products Sold

The cost of products sold totaled approximately $923,000 during the nine months ended September 30, 2000. This includes the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

Selling and Marketing

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, our retail stores, advertising programs and residual commissions. We incurred expenses of approximately $1,832,000 during the nine month period ended September 30, 2000.

General and Administrative

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $3.9 million during the nine months ended September 30, 2000. General and administrative expenses include our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also includes the fees we pay to Sprint for management support.

Noncash Compensation for General and Administrative Matters

During the nine months ended September 30, 2000, non-cash compensation for general and administrative matters totaled approximately $369,000. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as noncash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

Depreciation and amortization expense for the nine months ended September 30, 2000 totaled approximately $1.8 million. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

Interest Income

For the nine months ended September 30, 2000, interest income was approximately $8.4 million. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in liquid accounts waiting to be deployed. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2000.

Interest Expense

Interest expense totaled approximately $16.3 million during the nine months ended September 30, 2000. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility accrued at prime rate plus specified margin through May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on monthly contracts. Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes.

Net Loss

For the nine months ended September 30, 2000, the net loss was approximately $30.8 million, including $10.4 million in payment of preferred stock dividends plus accretion and a $4.2 million extraordinary expense.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, our activities have consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. We have relied on the proceeds from equity and debt financing, rather than revenues, as our primary sources of capital. Specifically, operations during this development phase have been funded through equity infusions of $148.2 million in the form of preferred stock and initial public offering and the proceeds of senior subordinated discount notes of $152.3 million. Cash interest on the senior subordinated discount notes will become payable on October 15, 2005.

Completion of our PCS network will require substantial capital. Our build-out plan includes the installation of 3 switches and over 500 radio communications sites by the end of 2001. In addition, we will develop approximately 20 company-owned Sprint PCS stores and associated administrative systems within the same time period. As of September 30,2000, we have completed the construction of two retail stores in Spokane, WA. We also have 57 radio communications sites currently generating revenues as of September 30, 2000.

On March 31, 2000, we signed a new senior secured credit agreement with Paribas. The new senior credit facility consists of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. Concurrently with the closing of our senior subordinated discount notes, we borrowed $75.0 million of term loans, which were funded into an escrow account. These borrowings under the credit facility at September 30, 2000, bear interest at LIBOR plus 4.25%. The escrow account will remain the property of our lenders and will not be released to us if an event of default has occurred under the credit agreement. Additionally, the escrow account will not be released to us until specified conditions have been satisfied. These conditions include, among others, evidence that we have used all of the proceeds from our sale of senior subordinated discount notes and from UbiquiTel's initial public offering to pay fees and expenses in connection with these offerings, to fund the build-out of our network or for other general corporate and working capital purposes. Additional borrowings under our senior credit facility must be placed into escrow until the conditions to release our initial borrowing of $75.0 million have been satisfied. Our senior credit facility contains financial and other covenants customary for the wireless industry, and is secured by a first priority lien on our assets and a pledge by UbiquiTel of the capital stock in Operating Company. Scheduled amortization payments of principal for the term loans under the senior credit facility begin on June 30, 2004.

As of September 30, 2000, we had approximately $187.1 million in cash and cash equivalents, and an additional $75.0 million in an escrow account subject to release pending satisfaction of certain conditions under our senior credit facility. Working capital was approximately $173.6 million.

Net cash used by operating activities was approximately $3.4 million for the nine months ended September 30, 2000. This was primarily attributable to the operating loss of approximately $16.2 million being partly offset by noncash items of approximately $13.8 and cash used for working capital of approximately $983,000.

Net cash used in investing activities was approximately $160.6 million during the nine months ended September 30, 2000. The expenditures were related primarily to the purchase of the Spokane market for approximately $35.5 million and payment of $50.1 million for equipment needed in the construction of our portion of the Sprint PCS

Network. Cash used in investing activities also included an investment of $75 million of restricted cash in short-term securities.

Net cash provided by financing activities was approximately $327.1 million, consisting primarily of the preferred stock issued of $25.0 million, proceeds of $152.3 million from the senior subordinated discount notes, $75.0 million drawing under the senior credit facility and the $106.2 million proceed from the initial public offering. The proceeds were reduced by financing costs and IPO costs of approximately $22.4 million, preferred dividend payment of approximately $1.0 million and the repayment of the $8.0 million term loan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the quarter ended September 30, 2000, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures presented in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000 except as noted below.

The Company's senior credit facility is subject to market risk and interest rate changes. At the Company's option, the term loans under the credit facility bear interest at either LIBOR plus a specified margin or prime plus a specified margin. The outstanding principal balance on the credit facility is approximately $75.0 million at September 30, 2000. Considering this total outstanding balance of approximately $75.0 million at September 30, 2000, a 1% change in interest rate would result in an increase in pre-tax losses of approximately $750,000 per year.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities and Use of Proceeds

(c) Reference is made to Note 6 of the Consolidated Financial Statements included herein for a description of stock options granted to our employees to purchase shares of UbiquiTel's common stock during the three month period ended September 30, 2000. The issuances of such securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon
Section 4(2) or in reliance upon Rule 701 promulgated thereunder, in each case as transactions not involving a public offering.

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

Of the approximately $106.2 million in aggregate proceeds received by us in the offering, (i) approximately $6.6 million was paid to underwriters in connection with the underwriting discount, and (ii) approximately $2.9 million was paid in connection with offering expenses, printing fees, filing fees and legal fees. The proceeds have been and will be used to partially fund the construction of our network and general corporate purposes, including working capital and the funding of operating losses. Pending such uses, we have invested the proceeds in short-term, interest bearing, investment-grade securities.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

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

                                 CO-REGISTRANTS:

                                 UBIQUITEL INC.
                                 UBIQUITEL OPERATING COMPANY


                                 By: /s/ DONALD A. HARRIS
                                    --------------------------------------------
                                    Donald A. Harris
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)



                                  By: /s/ PETER LUCAS
                                    --------------------------------------------
                                    Peter Lucas
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


November 13, 2000