Form 10-K
period 2000-12-31
UBIQUITEL INC
filed 2001-04-02
CIK 1108487

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     JOINT ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________

                       Commission File Number: 000-30761

                                 UBIQUITEL INC.

           (Exact name of Co-Registrant as specified in its charter)

                        DELAWARE                                             23-3017909
                (State of incorporation)                        (I.R.S. Employer Identification No.)

    ONE WEST ELM STREET, 4TH FLOOR, CONSHOHOCKEN, PA                           19428
        (Address of principal executive offices)                             (Zip code)

                Co-Registrant's telephone number: (610) 832-3300

                       Commission File Number: 333-39950

                          UBIQUITEL OPERATING COMPANY

           (Exact name of Co-Registrant as specified in its charter)

                        DELAWARE                                             23-3024747
                (State of incorporation)                        (I.R.S. Employer Identification No.)
    ONE WEST ELM STREET, 4TH FLOOR, CONSHOHOCKEN, PA                           19428
        (Address of principal executive offices)                             (Zip code)

                Co-Registrant's telephone number: (610) 832-3300

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

           UBIQUITEL INC., COMMON STOCK, PAR VALUE $0.0005 PER SHARE

    Indicate by check mark whether each of the co-registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such co- registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the applicable co-registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Explanatory Note: UbiquiTel Operating Company, a wholly-owned subsidiary of UbiquiTel Inc., meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

    The aggregate market value of the voting common stock held by non-affiliates of UbiquiTel Inc. as of March 27, 2001 was approximately $215,085,515. Directors and officers of UbiquiTel Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

    There were 63,543,604 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at March 27, 2001.

    There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at March 27, 2001, all of which were owned by UbiquiTel Inc.

DOCUMENTS INCORPORATED BY REFERENCE: None.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                            PART I

Item 1.                 Business....................................................      4
Item 2.                 Properties..................................................     43
Item 3.                 Legal Proceedings...........................................     43
Item 4.                 Submission of Matters to a Vote of Security Holders.........     43

                                           PART II

Item 5.                 Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     43
Item 6.                 Selected Historical Consolidated Financial and Operating
                        Data........................................................     45
Item 7.                 Management's Discussion and Analysis of Financial Condition      47
                          and Results of Operations.................................
Item 7A.                Qualitative and Quantitative Disclosure About Market Risk...     53
Item 8.                 Financial Statements and Supplementary Data.................     53
Item 9.                 Changes in and Disagreements With Accountants on Accounting      53
                          and Financial Disclosure..................................

                                           PART III

Item 10.                Directors and Executive Officers of the Registrant..........     54
Item 11.                Executive Compensation......................................     57
Item 12.                Security Ownership of Certain Beneficial Owners and
                        Management..................................................     66
Item 13.                Certain Relationships and Related Transactions..............     67

                                           PART IV

Item 14.                Exhibits, Financial Statement Schedules, and Reports on
                        Form 8-K....................................................     73
Signatures..........................................................................     77
Index to Consolidated Financial Statements..........................................    F-1

EXPLANATORY NOTE:

    The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("UbiquiTel Operating Company"), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% Senior Subordinated Discount Notes due 2010 (the "Notes"). UbiquiTel has provided a full, unconditional, joint and several guaranty of UbiquiTel Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in UbiquiTel Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning UbiquiTel Operating Company other than narrative disclosures and financial information set forth in
Note 14 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "UbiquiTel" means, collectively UbiquiTel, UbiquiTel Operating Company and all of their consolidated subsidiaries.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    UbiquiTel, through UbiquiTel Operating Company, is the exclusive provider of Sprint PCS digital wireless personal communications services to four midsize and smaller markets in the western and midwestern United States. Through our management agreement with Sprint PCS, UbiquiTel has the exclusive right to provide 100% digital, 100% PCS products and services under the Sprint and Sprint PCS brand names in our markets which include a total population of approximately
7.7 million residents. UbiquiTel is among 16 companies, which UbiquiTel believes are unrelated to each other and to Sprint PCS, that have entered into affiliation agreements with Sprint PCS to provide Sprint PCS products and services throughout the United States. Sprint PCS, together with its affiliates including UbiquiTel, operates the largest all-digital, all-PCS nationwide wireless network in the United States based on covered population, already covering more than 223 million residents in more than 4,000 cities and communities. Sprint PCS has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. However, Sprint PCS does not currently offer PCS services in every state in the United States.

    UbiquiTel believes that our strategic relationship with Sprint PCS provides UbiquiTel with a significant competitive advantage because of its strong brand name recognition, quality products and services, established distribution channels, long-standing equipment vendor relationships and all digital nationwide coverage. UbiquiTel further believes that our relationship with Sprint PCS will allow UbiquiTel to establish high quality, branded wireless services more quickly, at a lower cost and with lower initial capital requirements than would otherwise be possible.

    At December 31, 2000, UbiquiTel had commenced operations in two of our markets, Reno/Tahoe and Spokane/Montana, and limited operations in our other markets, including portions of the Northern California area of our Reno/Tahoe/Northern California market and portions of our Southern Idaho/ Utah/Nevada market, covering approximately 2,200,000 residents. At December 31, 2000, UbiquiTel had approximately 16,600 subscribers. UbiquiTel is launching operations in Northern California, Southern Idaho/Utah/Nevada and Southern Indiana/Kentucky in the first half of 2001. UbiquiTel expects to cover approximately 55% of the resident population in our markets by the end of 2001 and expects to cover approximately 63% upon completion of our build-out. UbiquiTel believes it has sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses through 2003.

    UbiquiTel has assembled an experienced management team to execute our network build-out and business strategy. Our senior management team has an average of over ten years of experience in the wireless communications industry with companies such as Comcast Cellular Communications, PacTel Cellular and Frontier Cellular Communications. Donald A. Harris, our Chairman of the Board, President and Chief Executive Officer, previously was president of Comcast Cellular Communications and managed much of its network build-out in Pennsylvania, New Jersey and Delaware with a covered population of over 8 million residents.

    In October 1998, UbiquiTel L.L.C., whose sole member was The Walter Group, entered into an agreement with Sprint PCS for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe market. The Walter Group is an international wireless telecommunications consulting and service company based in Seattle, Washington. UbiquiTel L.L.C. had no financial transactions from its inception on August 24, 1998 to September 29, 1999. On September 29, 1999, UbiquiTel Inc. was incorporated. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc., which were then subsequently assigned to UbiquiTel Operating Company, which was formed in November 1999. On December 28, 1999, UbiquiTel Inc. amended its agreement with Sprint PCS to expand our markets to include Northern California, Spokane/Montana, Southern Idaho/Utah/Nevada and Southern Indiana/Kentucky which together with Reno/Tahoe contain approximately 7.7 million residents. On February 21, 2001, in connection with its proposed acquisition of VIA
Wireless, LLC, UbiquiTel Operating Company amended its agreement with Sprint PCS to expand our markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless' present affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which will go into effect at the closing of the proposed acquisition. See "--Recent Developments."

RECENT DEVELOPMENTS

    On February 22, 2001, UbiquiTel announced that it entered into an agreement to acquire VIA Wireless, LLC ("VIA Wireless"), a privately-held Sprint PCS network partner. The proposed acquisition will make UbiquiTel the second largest Sprint PCS network partner with over 11.1 million licensed residents. Under the terms of the proposed acquisition, UbiquiTel will issue 16.4 million shares of common stock and assume approximately $25 million of net debt as of December 31, 2000. Completion of the proposed acquisition is subject to regulatory approvals, including the Federal Communications Commission and approval by UbiquiTel's shareholders of the issuance of the shares. For additional information regarding the proposed acquisition of VIA Wireless, reference is made to Note 16 to the Consolidated Financial Statements of UbiquiTel included elsewhere herein, and to the proxy statement/prospectus that will be included in the Registration Statement on Form S-4 to be filed by UbiquiTel with the SEC in connection with the proposed acquisition and for use by UbiquiTel to solicit, among other things, shareholder approval for the issuance of the shares at its 2001 annual shareholders' meeting.

    The description of our business and other descriptions in this Form 10-K contain product names, trade names and trademarks of other companies.

WIRELESS INDUSTRY GROWTH

    Since the introduction of commercial cellular service in 1983, the wireless communications industry has experienced dramatic growth. The number of wireless subscribers for cellular, wireless personal communications services and enhanced specialized mobile radio service has increased from an estimated 340,213 at the end of 1985 to an estimated 111.5 million in the United States as of December 31, 2000, according to the Cellular Telecommunications Industry Association, an international association for the wireless industry. The following chart sets forth statistics for the domestic wireless telephone industry as a whole, as published by the Cellular Telecommunications Industry Association.

                                                                     YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------------------------------
                                                   1994       1995       1996       1997       1998       1999
                                                 --------   --------   --------   --------   --------   --------
WIRELESS INDUSTRY STATISTICS(1)
Total service revenues (in billions)...........   $ 14.2     $ 19.1     $ 23.6     $ 27.5     $ 33.1     $ 40.0
Wireless subscribers at end of period (in
  millions)....................................     24.1       33.8       44.0       55.3       69.2       86.0
Subscriber growth..............................     50.8%      40.0%      30.4%      25.6%      25.1%      24.3%
Average local monthly bill(2)..................   $56.21     $51.00     $47.70     $42.78     $39.43     $41.24

- --------------------------
(1) Reflects domestic commercial cellular, enhanced specialized mobile radio service and wireless personal communications services providers.

(2) Does not include revenue from roaming and long distance.

    Paul Kagan Associates, Inc., an independent media and telecommunications research firm, estimates in its publication, Kagan's Wireless Industry Projections--January 14, 2000, that the number of domestic wireless users will increase to approximately 107 million by the end of 2000 and 202 million by the end of 2005. This growth is expected to be driven largely by a substantial projected increase in wireless personal communications services users, who are forecast to account for approximately 21% of total wireless users in 2000 and 41% in 2005, representing a significant increase from approximately 10% as of the end of 1998. Paul Kagan Associates projects that total wireless industry penetration, defined as the number of wireless subscribers nationwide divided by total United States population, will grow from an estimated 38% in 2000 to 69% in 2005. The foregoing market statistics may not reflect the future growth rates of the wireless communications industry generally nor our growth rate specifically.

    UbiquiTel believes that a significant portion of the predicted growth in the consumer market for wireless telecommunications will result from:

    - anticipated declines in costs of service;

    - increased service and pricing versatility; and

    - increased awareness of the productivity, convenience and privacy benefits associated with the services offered by wireless personal communications services providers.

    UbiquiTel also believes that the rapid growth in the use of laptop computers and personal digital assistants, combined with emerging software applications for delivery of electronic mail, fax and database searching, will contribute to the growing demand for wireless services.

SPRINT PCS

    Sprint Corp. is a diversified telecommunications service provider whose principal activities include long distance service, local service, wireless telecommunications products and services, product distribution and directory publishing activities, and other telecommunications activities, investments and alliances. Sprint PCS, a wholly-owned subsidiary of Sprint Corp., operates the only 100% digital, 100% PCS wireless network in the United States with licenses to provide service nationwide using a single frequency and a single technology. The Sprint PCS network uses code division multiple access or CDMA technology nationwide.

    Sprint Corp. launched the first commercial PCS service in the United States in November 1995. Since then, Sprint PCS has experienced rapid subscriber growth, providing service to more than 9.8 million customers as of December 31, 2000 (including customers obtained through resellers). In the fourth quarter of 2000, Sprint PCS added approximately 1.25 million new subscribers, leading the U.S. wireless industry in quarterly subscriber growth for the tenth consecutive quarter. During 2000, Sprint PCS added more than 4.0 million new subscribers. Sprint PCS, together with its affiliates, operates the largest all-digital, all-PCS nationwide wireless network in the United States, already serving more than 4,000 cities and communities across the country. Sprint PCS has licensed PCS coverage of more than 280 million people in all 50 states, Puerto Rico and the U.S. Virgin Islands. However, Sprint PCS does not currently offer PCS services in every state in the United States. The graph below illustrates Sprint PCS' subscriber growth from the beginning of 1997 through the end of 2000. These statistics may not reflect Sprint PCS' future subscriber growth nor our subscriber growth.

SPRINT PCS HISTORICAL SUBSCRIBERS

         (in thousands)

                                     [LOGO]

    Sprint PCS currently provides nationwide service through:

    - operation of its own digital network;

    - strategic affiliations with other companies, such as UbiquiTel, primarily in and around smaller metropolitan areas;

    - roaming on analog cellular networks of other providers using dual-band/dual-mode handsets; and

    - roaming on digital PCS networks of other CDMA-based providers.

    Sprint PCS has adopted a strategy to rapidly extend its 100% digital, 100% PCS network by entering into agreements with independent wireless companies, such as UbiquiTel, to construct and manage Sprint PCS markets and market Sprint PCS services. Through these affiliations, Sprint PCS services will be available in key cities contiguous to current and future Sprint PCS markets. Sprint PCS' affiliates are an integral part of its plan to provide nationwide seamless coverage.

OUR MARKETS

    Our network will cover portions of California, Nevada, Washington, Idaho, Montana, Wyoming, Utah, Oregon, Arizona, Indiana, Kentucky, Illinois and Tennessee for a combined population of approximately 7.7 million residents. These markets are attractive for the following reasons:

    - FEWER COMPETITORS/UNTAPPED MARKET PENETRATION. Because the national wireless providers have focused on the largest metropolitan markets, UbiquiTel believes that our markets have lower wireless penetration rates as compared to the national average of 32% as of year end 1999. As of December 31, 2000, four or fewer wireless service providers, other than UbiquiTel, operated in areas that comprise over 75% of the residents in our markets. By comparison, less than 10% of the resident population in the 50 most populated markets in the United States are served by four or fewer wireless service providers. UbiquiTel further believes that offering a high quality, all digital nationwide product in our markets will allow UbiquiTel to achieve greater market penetration with less pricing competition than in larger markets. However, UbiquiTel can provide no assurance that other national wireless providers will not choose to focus on our markets in the future.

    - CONTIGUOUS TO MAJOR EXISTING SPRINT PCS MARKETS. Our markets are contiguous to major Sprint PCS markets with a combined license population of over 22 million. Some of the major contiguous markets include San Francisco and Sacramento, California; Seattle and Tacoma, Washington; Salt Lake City and Provo, Utah; Las Vegas, Nevada; Indianapolis, Indiana; St. Louis, Missouri; Nashville, Tennessee; Louisville, Kentucky; and Cincinnati and Dayton, Ohio. UbiquiTel believes that having a large established base of Sprint PCS customers in close proximity to our markets will facilitate brand awareness, create an extended seamless coverage area and generate Sprint PCS travel revenue as existing Sprint PCS customers travel into our markets.

    - IMPORTANT TRANSPORTATION CORRIDORS. Our markets include the most important and, in some cases, the only transportation corridors that link the population centers within a particular market. Our network will cover over 2,200 highway miles, including major interstates such as I-80 and I-90. Over 45 million vehicle miles are traveled daily on the major highway miles UbiquiTel expects to cover in our markets. UbiquiTel anticipates that our coverage of important transportation corridors will further increase our travel and roaming revenue. However, the lower population densities along these corridors results in a higher build-out cost per resident than other areas of our markets.

    - POPULAR VACATION AND TOURIST DESTINATIONS. Our markets contain popular vacation and tourist destinations, including various national parks and ski resorts such as Yellowstone National Park and Glacier National Park, and Lake Tahoe and Sun Valley resorts with over 20 million visitors per year. As a result, UbiquiTel anticipates that UbiquiTel will receive significant Sprint PCS travel and roaming revenue from tourists.

    - FAVORABLE DEMOGRAPHICS. UbiquiTel's markets have attractive demographic characteristics for wireless services, including an overall average population growth rate that is over 60% higher than the national average. In addition, there are at least 20 colleges and universities located within our markets, including 12 schools with student populations greater than 10,000 each such as Utah State University (Logan), Indiana University (Bloomington) and the University of Nevada.

    RENO/TAHOE/NORTHERN CALIFORNIA

    This market has a resident population of approximately 1.7 million. Limited commercial service was launched in areas directly adjacent to Sacramento in February 2000, and UbiquiTel launched commercial service in the Reno/Tahoe market in November 2000. UbiquiTel expects to launch commercial service in Northern California by the end of the first quarter of 2001 and complete the majority of the network build-out of this market by the end of 2001. Upon completion of our build-out in this market, UbiquiTel estimates that it will cover approximately 72% of the resident population in our licensed area. Distinguishing characteristics with respect to this market include:

    - Contiguous to major Sprint PCS markets including:

       - Sacramento, San Francisco, the San Francisco Bay Area, California;

       - Stockton, Fresno, and Central, California;

       - Portland, Eugene and Salem, Oregon; and

       - Planned coverage in Medford and Klamath Falls, Oregon.

    - Licensed area includes over 750 (300 under expected coverage) highway miles along important corridors such as I-5 and I-80.

    - Over 13.3 million vehicle miles are traveled daily on the major highways within our expected coverage area.

    - Over 6.0 million tourists visit the Reno/Lake Tahoe area annually.

    - Largest concentration of ski areas in North America (15 alpine and 13 cross-country ski areas), including Heavenly Valley and Squaw Valley.

    - Several Lake Tahoe casino, recreation and resort destinations.

    - Two major universities in the coverage area with a combined student population of over 25,000 including:

       - University of Nevada, Reno (12,000 students); and

       - California State University, Chico (13,470 students).

    SPOKANE/MONTANA

    This market includes a total resident population of approximately
1.8 million residents. In April 2000, UbiquiTel completed our acquisition of the Spokane market from Sprint PCS for $35.5 million. This market is operational in the greater Spokane, Washington and Coeur d'Alene, Idaho metropolitan areas. During the first quarter of 2001, UbiquiTel expanded our Spokane market coverage area to include the important communities of Pullman, Washington, Moscow and Lewiston, Idaho and the I-90 corridor west towards Seattle. UbiquiTel expects to complete our network build-out requirements by selectively expanding our coverage to include markets in Montana and Wyoming. At the completion of our build-out in this market, UbiquiTel expects to cover approximately 65% of the resident population in our licensed area. Distinguishing characteristics with respect to this market include:

    - Contiguous to major Sprint PCS markets including:

       - Seattle, Tacoma and Olympia, Washington;

       - Portland, Oregon; and

       - Planned coverage in the eastern Washington cities of Yakima, Tri-Cities (Kennewick, Pasco and Richland) and Walla Walla.

    - Licensed area includes over 1,400 (350 under expected coverage) highway miles along important corridors such as I-90 and I-15.

    - Over 6.1 million vehicle miles are traveled daily on the major highways within our expected coverage area.

    - Approximately 5.9 million tourists visit the national parks and resorts in this market.

    - Popular ski and summer resort areas include Big Sky, Big Mountain and Schweitzer.

    - Home to the National Parks of Yellowstone and Glacier.

    - Four major universities in the coverage area with a combined student population of over 52,000 including:

       - University of Montana, Missoula (12,200 students);

       - Montana State, Bozeman (11,750 students);

       - Washington State University, Pullman (16,700 students); and

       - University of Idaho, Moscow (12,000 students).

    SOUTHERN IDAHO/UTAH/NEVADA

    This market includes a total resident population of approximately
1.5 million residents. UbiquiTel launched commercial service in the Logan and Brigham City, Utah market in February 2001, and expects to launch commercial service in the Boise, Idaho and St. George, Utah market by the second quarter of 2001. UbiquiTel expects to complete the majority of the build-out of this market by the end of 2001. Upon completion of our build-out in this market, UbiquiTel expects to cover approximately 72% of the resident population in our licensed area. Distinguishing characteristics with respect to this market include:

    - Contiguous to major Sprint PCS markets including:

       - Salt Lake City, Ogden and Provo, Utah; and

       - Las Vegas, Nevada.

    - Licensed area includes over 1,070 (790 under expected coverage) highway miles along important corridors such as I-15 and I-84.

    - Approximately 14.0 million vehicle miles are traveled daily on the major highways within our expected coverage area.

    - Approximately 8.5 million tourists visit the national parks and resorts in this market.

    - Home to national parks such as Zion, Bryce and Grand Teton.

    - Popular ski areas include Sun Valley, Jackson Hole and Snowbasin (2002 Winter Olympics site).

    - Rapidly growing metropolitan area of Boise, home to many high tech employers such as Micron and Hewlett Packard.

    - Three major universities in the coverage area with a combined student population of over 42,000 including:

       - Utah State University, Logan (14,400 students);

       - Idaho State University, Pocatello (12,700 students); and

       - Boise State University, Boise (15,400 students).

    SOUTHERN INDIANA/KENTUCKY

    This market includes a total resident population of approximately
2.7 million residents. UbiquiTel expects to launch commercial service in the Evansville, Terre Haute and Bloomington, Indiana markets during the second quarter of 2001. Over the next two quarters, UbiquiTel expects to continue the expansion of our coverage area along major highways and thoroughfares throughout our licensed areas in southern Indiana and Kentucky. UbiquiTel expects to complete the majority of the build-out of this market by the end of 2001. Upon completion of our build-out in this market, UbiquiTel expects to cover approximately 50% of the resident population in our licensed area. Distinguishing characteristics with respect to this market include:

    - Contiguous to major Sprint PCS markets including:

       - Indianapolis, Indiana;

       - Dayton, Columbus and Cincinnati, Ohio;

       - Louisville and Lexington, Kentucky;

       - Nashville, Tennessee; and

       - St. Louis, Missouri.

    - Licensed area includes over 850 (840 under expected coverage) highway miles along important corridors such as I-70, I-64, I-24, I-65 and I-74 as well as state routes 150, 41, 50 and 60.

    - Over 12.3 million vehicle miles are traveled daily on the major highways within our expected coverage area.

    - Strong industrial economy with major employers including General Electric, General Motors, International Paper, Toyota Motor, ALCOA, Whirlpool and AK Steel.

    - Three major universities in the coverage area with a combined student population of over 61,000 including:

       - Indiana University, Bloomington (35,600 students);

       - Indiana State University, Terre Haute (11,000 students); and

       - Western Kentucky University (14,700 students).

BUSINESS STRATEGY

    CAPITALIZE ON OUR AFFILIATION WITH SPRINT PCS

    In all of our markets, UbiquiTel plans to capitalize upon the extensive benefits of our Sprint PCS affiliation. This affiliation includes the following benefits:

    EXCLUSIVE PROVIDER OF SPRINT PCS PRODUCTS AND SERVICES. UbiquiTel is the exclusive provider of Sprint PCS' 100% digital, 100% PCS products and services in our markets and UbiquiTel will provide these products and services exclusively under the Sprint and Sprint PCS brand names.

    STRONG BRAND RECOGNITION AND NATIONAL ADVERTISING SUPPORT. UbiquiTel will benefit from the strength and the reputation of the Sprint and Sprint PCS brands. Sprint PCS' national advertising campaigns and developed marketing programs will be provided to UbiquiTel at no additional cost under our agreements with Sprint PCS. UbiquiTel will offer the same strategic pricing plans, promotional campaigns and handset and accessory promotions that UbiquiTel believes have made Sprint PCS the fastest growing wireless service provider in the United States.

    ESTABLISHED DISTRIBUTION CHANNELS. UbiquiTel will have use of all the national distribution channels used by Sprint, including over 350 retail outlets in our markets. These channels include:

    - exclusive PCS offering in RadioShack (over 150 outlets);

    - other major national third-party retailers such as Circuit City, OfficeMax and Kmart (over 200 outlets);

    - Sprint PCS' national inbound telemarketing sales force;

    - Sprint PCS' national accounts sales team; and

    - Sprint PCS' electronic commerce sales platform.

    NATIONWIDE COVERAGE. UbiquiTel plans to operate our PCS network seamlessly with the Sprint PCS national network. This will provide customers in our markets with immediate nationwide traveling coverage using the Sprint PCS network and other wireless networks with which Sprint PCS has roaming agreements. Sprint PCS, together with its affiliates, operates the largest all-digital, all-PCS nationwide wireless network in the United States, already serving more than 223 million residents in more than 4,000 cities and communities across the country. Sprint PCS has PCS licenses to serve more than

280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. However, Sprint PCS does not currently offer PCS services in every state in the United States.

    COST-EFFECTIVE SUPPORT SERVICES FROM SPRINT PCS. Our affiliation with Sprint PCS provides UbiquiTel with the option to use Sprint PCS' established support services, including customer activation, billing and customer care. Using this option, UbiquiTel can accelerate the launch of our commercial PCS operations and reduce our capital expenditures and operating costs compared to establishing and operating our own systems. Sprint PCS has indicated it intends to provide these services to UbiquiTel at its internal costs which reflect Sprint PCS' economies of scale. UbiquiTel may elect to develop our own internal capabilities to handle these functions or outsource them to a third party if doing so proves to be more cost effective.

    APPROVED SPRINT PCS NETWORK DESIGN. UbiquiTel will leverage Sprint PCS' extensive experience with designing and implementing a digital PCS network build-out. Sprint PCS sets our network standards, reviews our network build-out plans, and certifies our systems before UbiquiTel commences operations. As a result, the risk of a poor network design is dramatically reduced.

    PURCHASING ECONOMIES OF SCALE OF A NATIONWIDE NETWORK. UbiquiTel will purchase our network and subscriber equipment under Sprint PCS' vendor contracts that provide for volume discounts. Sprint PCS' purchasing power also influences new technology development by its vendors and provides Sprint PCS and its affiliates, like UbiquiTel, with preferential access to handsets and other equipment.

    SPRINT PCS LICENSES AND LONG-TERM COMMITMENT. Sprint PCS has funded the purchase of the licenses covering our markets at a cost of approximately
$90 million and will incur additional expenses for microwave clearing. As a Sprint PCS affiliate, UbiquiTel did not have to fund the acquisition of the licenses thereby reducing our start-up costs. Moreover, our affiliation with Sprint PCS is for a 50-year term, including an initial 20-year term with three 10-year automatic renewal periods unless either party provides two years' prior notice to the other party of its intent to terminate the agreement.

    EXECUTE OPTIMAL NETWORK BUILD-OUT PLAN

    UbiquiTel utilizes a rigorous financial model to analyze every aspect of our 100% digital, 100% PCS network build-out. Accordingly, UbiquiTel has targeted the more densely populated areas within our markets for network build-out as well as areas expected to generate significant Sprint PCS travel and other roaming revenue such as the major transportation corridors and tourist destinations.

    Through our strategic relationships, UbiquiTel is constructing a state-of-the-art, high quality, all digital PCS network which includes a high density of radio communications sites. UbiquiTel believes that our high quality network will allow our system to handle more customers with fewer dropped calls and better clarity than our competitors. By leasing radio communications sites on facilities shared with one or more other wireless providers, UbiquiTel expects to rapidly deploy a cost effective PCS network. UbiquiTel estimates that over 75% of our sites will be located on shared facilities.

    UTILIZE OTHER STRATEGIC THIRD PARTY RELATIONSHIPS IN NETWORK BUILD-OUT

    UbiquiTel has entered into other strategic relationships with various third parties to benefit from their specialized expertise and economies of scale in order to build-out our portion of the Sprint PCS network more quickly and with lower initial capital and staffing requirements than would otherwise be possible. Specifically, UbiquiTel has relationships with:

    - LUCENT TECHNOLOGIES. Lucent Technologies is an international equipment supplier in the development and deployment of code division multiple access networks. UbiquiTel has selected Lucent Technologies as our equipment vendor in all of UbiquiTel's existing markets.

    - LCC INTERNATIONAL. LCC International is an engineering and site development firm specializing in the use of radio frequency design techniques and software tools in the deployment of cellular and PCS networks worldwide. UbiquiTel has engaged LCC International to provide radio base station network design and optimization, certain site acquisition including leasing, zoning, permitting and regulatory compliance, fixed network design service and switch design and operation services in our markets. The term of our agreement with LCC International is initially five years through September 2004 and is automatically renewable for one additional five year term, followed by additional and successive terms of one year, unless terminated by either UbiquiTel or LCC International upon providing the other party written notice at least
      90 days in advance of the conclusion of the initial or any renewal term. Either party may terminate the agreement in the event of a material breach of the agreement by the other party if the breaching party has not cured the breach within 30 days of receiving written notice. UbiquiTel pays LCC International fixed fees.

    - SPECTRASITE COMMUNICATIONS. SpectraSite Communications is a telecommunications site development and management firm. The company designs, builds, owns, operates and maintains towers for sending and receiving microwave, cellular, PCS, paging and specialized mobile radio technologies for broadcast, telephone, communications and utility companies in the United States and Canada. UbiquiTel has entered into a master site agreement with SpectraSite Communications for its existing towers as well as towers that it may construct for UbiquiTel on build-to-suit sites that UbiquiTel identifies from time to time under a master design and build agreement between us. Under the master design and build agreement, SpectraSite Communications has the right of first refusal to construct and acquire build-to-suit sites and UbiquiTel is entitled to engage SpectraSite Communications to handle any construction necessary to install our network equipment on shared facilities that UbiquiTel licenses or sublicenses from SpectraSite Communications or any third party. The master design and build agreement has a term of five years unless services have been performed in markets totaling a covered population of ten million. Under the master site agreement, UbiquiTel intends to license space on build-to-suit sites or sublicense space on SpectraSite Communications' existing towers to house our network equipment. Each time UbiquiTel licenses or sublicenses tower space from SpectraSite Communications, UbiquiTel will enter into a separate site agreement, which will have an initial term of ten years for build-to-suit sites and five years for non-build-to-suit sites. The initial term for each site agreement will be automatically renewable for three additional five year terms unless SpectraSite Communications no longer has rights to the tower space or UbiquiTel provides written notice to SpectraSite Communications of our intention not to renew within 90 days of the expiration of the then current term of the site agreement. UbiquiTel will be able to terminate a site agreement during its initial term if UbiquiTel pays SpectraSite Communications liquidated damages equal to the rent due for the remainder of the initial term for non-build-to-suit sites or the lesser of rent due for the balance of the initial term or the total construction costs for build-to-suit sites. UbiquiTel will pay SpectraSite fixed monthly rent during the initial five year term of each master site agreement in annual installments beginning at the inception of each agreement. During any renewal term, UbiquiTel's base rent will increase each year on the anniversary date of the renewal term by an amount equal to 3% of the base rent payable for the immediately preceding year. SpectraSite Communications has preferential access to more than 8,000 existing towers throughout the United States. UbiquiTel will evaluate the available inventory for possible shared facilities sites for our network equipment.

    IMPLEMENT EFFECTIVE OPERATING STRUCTURE WITH A FOCUS ON CUSTOMER SERVICE

    Our organization and management structure is based on a decentralized, local market-focused model. UbiquiTel will rely on Sprint PCS to provide the majority of our support services, including customer activation, billing and customer care, while focusing our resources on the management of each market rather than the development of these ancillary services. UbiquiTel is building experienced management teams at the local level with the authority to tailor operations and sales and marketing programs to each market.

    UbiquiTel places particular emphasis on customer service to ensure high customer satisfaction. Our local sales force actively seeks feedback from existing customers from the day of activation through the life of that customer in order to respond effectively and expeditiously to that customer's needs. The Sprint PCS customer care platform located in each of our retail stores enables our sales and customer care representatives to provide an additional level of customer service by rapidly diagnosing and resolving any problems a customer may experience with their equipment or service. By providing extensive and frequent interaction with our customers UbiquiTel expects to reduce customer turnover and overall customer acquisition costs. Our local sales and customer service associates will be measured and compensated by their ability to provide superior customer service.

    FOCUS ON MIDSIZE AND SMALLER MARKETS

    UbiquiTel believes that midsize and smaller markets receive a lower level of attention from the major wireless providers as they focus on the larger markets. As of December 31, 2000, four or fewer wireless service providers, other than UbiquiTel, operated in areas that comprise over 75% of the residents in our markets. By comparison, less than 10% of the resident population in the 50 most populated markets in the United States are served by four or fewer wireless service providers. UbiquiTel believes that an opportunity exists for UbiquiTel to provide a high quality, digital product to these markets with less competition than frequently seen in the larger markets. UbiquiTel will capitalize on this opportunity through our own internal build-out as well as through the pursuit of future acquisitions or affiliations.

NETWORK BUILD-OUT

    Pursuant to our management agreement with Sprint PCS, UbiquiTel has agreed upon a minimum build-out plan which includes specific coverage and deployment schedules for the network planned within our markets. UbiquiTel plans to meet or exceed the minimum build-out requirements by focusing on achievable objectives.

    Our strategy is to provide service to the population centers in our markets and the interstates and primary roads connecting these areas. UbiquiTel plans to initiate service only in areas that provide financial returns that meet stringent internal requirements and where UbiquiTel is capable of providing coverage which meets the needs of our target markets.

    As described earlier, to achieve our build-out as rapidly and efficiently as possible, UbiquiTel has entered into outsourcing or other relationships with Lucent Technologies, LCC International and SpectraSite Communications.

    The following table lists the location, the basic trading areas, commonly referred to as "BTAs", megahertz of spectrum, estimated total residents and percent coverage for each of our markets under our Sprint PCS management agreement. The estimated total residents does not represent expected customers but rather our total potential customers within each market. However, our network build-out plan focuses on providing service to the residents in the most densely populated and strategic areas of our markets which is represented by the estimated percent coverage.

    UbiquiTel has commenced operations in the Reno/Tahoe/Northern California market. Together with the Spokane market, at December 31, 2000, UbiquiTel provided service to approximately 16,600 subscribers.

                                                                               ESTIMATED
                                                                                 TOTAL       ESTIMATED
                                                                MEGAHERTZ      RESIDENTS      PERCENT
LOCATION                                         BTA NO.(1)   OF SPECTRUM(2)   (000'S)(3)   COVERAGE(4)
- --------                                         ----------   --------------   ----------   -----------
RENO/TAHOE/NORTHERN CALIFORNIA
  Chico-Oroville, CA...........................      79             30             225
  Eureka, CA...................................     134             30             148
  Redding, CA..................................     371             30             284
  Reno, NV.....................................     372             30             584
  Sacramento, CA...............................     389*            30             313
  Yuba City-Marysville, CA.....................     485*            30             142
                                                    ---             --           -----           --
  Subtotal.....................................                                  1,696           72%
SPOKANE/MONTANA
  Billings, MT.................................      41             30             315
  Bozeman, MT..................................      53             30              81
  Butte, MT....................................      64             30              68
  Great Falls, MT..............................     171             30             167
  Helena, MT...................................     188             30              70
  Kalispell, MT................................     224             30              76
  Lewiston-Moscow, ID..........................     250             30             127
  Missoula, MT.................................     300             30             172
  Spokane, WA..................................     425             30             754
                                                    ---             --           -----           --
  Subtotal.....................................                                  1,830           65%
SOUTHERN IDAHO/UTAH/NEVADA
  Boise-Nampa, ID..............................      50             30             562
  Idaho Falls, ID..............................     202             30             218
  Las Vegas, NV................................     245*            30              22
  Logan, UT....................................     258             30             104
  Pocatello, ID................................     353             30             106
  Provo-Orem, UT...............................     365*            30              12
  St. George, UT...............................     392             30             137
  Salt Lake City-Ogden, UT.....................     399*            30             105
  Twin Falls, ID...............................     451             30             164
                                                    ---             --           -----           --
  Subtotal.....................................                                  1,430           72%
SOUTHERN INDIANA/KENTUCKY
  Anderson, IN.................................      15*            30              44
  Bloomington-Bedford, IN......................      47             30             241
  Bowling Green-Glasgow, KY....................      52             30             249
  Cincinnati, OH...............................      81*            10              17
  Clarksville, Hopkinsville, TN/KY.............      83             30             254
  Columbus, IN.................................      93             30             157
  Evansville, IN...............................     135             30             518
  Indianapolis, IN.............................     204*            30              86
  Louisville, KY...............................     263*            30             252
  Madisonville, KY.............................     273             30              47
  Owensboro, KY................................     338             30             165
  Paducah-Murray-Mayfield, KY..................     339             30             234

                                                                               ESTIMATED
                                                                                 TOTAL       ESTIMATED
                                                                MEGAHERTZ      RESIDENTS      PERCENT
LOCATION                                         BTA NO.(1)   OF SPECTRUM(2)   (000'S)(3)   COVERAGE(4)
- --------                                         ----------   --------------   ----------   -----------
  Richmond, IN.................................     373             30             105
  Terre Haute, IN..............................     442*            30             246
  Vincennes-Washington, IN.....................     457             30              96
                                                    ---             --           -----           --
  Subtotal.....................................                                  2,711           50%
                                                                    --
TOTAL..........................................                                  7,667           63%
                                                                    --

- ------------------------

*   Denotes partial portion of BTA.

(1) A basic trading area, or BTA, is a collection of counties surrounding a metropolitan area in which there is a commercial community of interest. The BTA number indicated in the table is assigned to that market by the Federal Communications Commission for the purpose of issuing licenses for wireless services.

(2) Spectrum licensed to Sprint PCS or related parties of which UbiquiTel has exclusive access.

(3) Estimated total residents is based on 1990 Census data for each BTA within a given market extrapolated through the first quarter of 2000 based on estimated population growth rates. Estimated BTA residents may not add-up due to rounding.

(4) Estimated percent coverage is the ratio of estimated covered residents (based on our actual or projected network coverage in markets upon completion of our network build-out) to estimated total residents for each of our four markets.

    More than 75% of our radio communications sites are anticipated to be shared facilities on existing structures, which will result in higher radio communications site lease expenses. These higher lease expenses will be offset in part by certain operating expense savings resulting from shared facilities. Shared facilities will also substantially reduce our capital expenditures and time to market.

    Wireless providers that have offered poor or spotty coverage, inferior voice quality, unresponsive customer care or confusing billing formats suffer higher than average customer turnover rates. Accordingly, UbiquiTel will only launch service after comprehensive and reliable coverage and service can be maintained in a particular market. In addition, UbiquiTel will use the Sprint PCS billing platform and rate plans which are designed to offer simple and understandable options. Specifically, the Sprint PCS "Free and Clear" calling plans offer bundled minute options that include local, long distance and traveling on the entire Sprint PCS network.

PRODUCTS AND SERVICES

    UbiquiTel offers established products and services throughout our launched markets under the Sprint and Sprint PCS brand names. Our products and services are designed to mirror the service offerings of Sprint PCS and to integrate with the Sprint PCS network. The Sprint PCS product offering includes the following features:

    100% DIGITAL WIRELESS NETWORK WITH NATIONWIDE SERVICE

    UbiquiTel is part of the largest 100% digital wireless personal communications services network in the country. Sprint PCS and its affiliates, cover more than 223 million people in more than 4,000 cities and communities across the country. Although Sprint PCS does not currently offer PCS services in every state in the United States, this provides an extended coverage area for our customers, allowing access to Sprint PCS services throughout the Sprint PCS network. Dual-band/dual-mode handsets allow roaming on wireless networks where Sprint PCS has roaming agreements.

    SPRINT PCS WIRELESS WEB

    UbiquiTel supports the Sprint PCS Wireless Web offering in our portion of the Sprint PCS network. The Sprint PCS Wireless Web allows customers with data capable handsets to connect their portable computers or personal digital assistants to the Internet. Sprint PCS customers with data capable handsets have the ability to receive periodic information updates such as stock prices, sports scores and weather reports. Sprint PCS customers with web-browser enabled handsets also have the ability to connect to and browse specially designed text-based Internet sites on an interactive basis. Sprint PCS has agreements with Internet providers including Yahoo!, Bloomberg.com, CNN.com, Amazon.com, FOXSports.com, GetThere.com, AmeriTrade.com, MapQuest.com and weather.com to provide services for the Sprint PCS Wireless Web. Sprint PCS offers various pricing options including a fixed number of updates or a bundle of data minutes as add-ons to existing Sprint PCS "Free and Clear" calling plans or a bundle of minutes for a set price that can be used for either data or voice.

    VOICE COMMAND

    UbiquiTel offers Sprint PCS' Voice Command feature, which uses state-of-the-art speech recognition technology to allow users to place calls by speaking a name from an address book or by speaking a number. Voice Command works with each Sprint PCS phone model marketed by Sprint PCS. This feature eliminates the need to have a listing of phone numbers, and provides the safety of making wireless calls with Sprint PCS virtually hands free.

    ADVANCED HANDSETS

    UbiquiTel offers two types of handsets, a single band/single mode and a dual-band/dual mode, with various advanced features and technology. Our code division multiple access single-band/single-mode handsets, weighing approximately five to seven ounces, offer up to five days of standby time and approximately four hours of talk time. Our dual-band/dual-mode handsets allow customers to make and receive calls on both PCS and cellular frequency bands with the applicable digital or analog technology. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available. All handsets are co-branded with the vendor and the Sprint and Sprint PCS brand names and are equipped with preprogrammed features such as caller ID, call waiting, phone books, speed dial and last number redial.

    PRIVACY AND SECURITY

    Sprint PCS provides voice transmissions encoded into a digital format with a significantly lower risk of cloning and eavesdropping than on other analog or digital based systems. Sprint PCS customers using dual-band/dual-mode handsets in analog mode do not have the benefit of digital security.

    IMPROVED VOICE QUALITY

    UbiquiTel believes the Sprint PCS code division multiple access technology offers significantly improved voice quality, more powerful error correction, less susceptibility to call fading and enhanced interference rejection, all of which results in fewer dropped calls.

    CUSTOMER SERVICE

    Sprint PCS provides toll free customer care services to customers based in our markets under our Sprint PCS services agreement. Sprint PCS offers customer care 24 hours a day, seven days a week. All Sprint PCS handsets are preprogrammed with a speed dial feature that allows customers to easily reach customer care at any time. In addition to these services provided through our agreement with Sprint PCS, UbiquiTel will also provide local customer service at each of our retail stores.

    SIMPLE ACTIVATION

    Customers can purchase a Sprint PCS handset at a retail location and activate their service and program the handset by calling Sprint PCS customer care.

    OTHER SERVICES

    Sprint PCS' research and development lab is continuously working with technology and equipment providers to develop new products and services. UbiquiTel will work with Sprint PCS to develop and adopt complimentary service offerings to introduce in our markets.

TRAVELING AND ROAMING

    SPRINT PCS TRAVELING

    Sprint PCS traveling includes both inbound Sprint PCS traveling, when a Sprint PCS subscriber based outside of our markets uses our portion of the Sprint PCS network, and outbound Sprint PCS traveling, when a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside of our markets. Sprint PCS pays UbiquiTel a per minute fee for inbound Sprint PCS traveling. Similarly, UbiquiTel pays a per minute fee to Sprint PCS for outbound Sprint PCS traveling. Pursuant to our management agreement with Sprint PCS, Sprint PCS has the discretion to change the per minute rate for Sprint PCS traveling fees. Because UbiquiTel serves smaller markets adjacent to larger metropolitan areas, UbiquiTel believes inbound Sprint PCS traveling will exceed outbound Sprint PCS traveling.

    NON-SPRINT PCS ROAMING

    Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network, and outbound non-Sprint PCS roaming, when a Sprint PCS subscriber based in our markets uses a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider's subscriber uses our portion of the Sprint PCS network, UbiquiTel earns inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our portion of the Sprint PCS network, and as part of our management agreement with Sprint PCS, UbiquiTel is entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint PCS, Sprint PCS bills these wireless service providers for these fees. When another wireless service provider provides service to one of the Sprint PCS subscribers based in our markets, UbiquiTel pays outbound non-Sprint PCS roaming fees directly to that provider. Sprint PCS, pursuant to our current services agreement with Sprint PCS, then bills the Sprint PCS subscriber for use of that provider's network at rates specified in his or her contract and pays UbiquiTel 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. As a result, UbiquiTel retains the collection risk for outbound non-Sprint PCS roaming fees incurred by the subscribers based in our markets.

MARKETING STRATEGY

    Our marketing and sales strategy uses Sprint PCS' proven strategies and developed national distribution channels that have helped generate the highest incremental wireless penetration of any cellular or PCS provider in the United States. In the fourth quarter of 2000, Sprint added approximately 1.25 million new subscribers, leading the U.S. wireless industry in quarterly subscriber growth for the tenth consecutive quarter. In 2000, Sprint PCS added more than
4.0 million new wireless subscribers. These statistics may not reflect Sprint PCS' future growth rate nor our growth rate. UbiquiTel plans to enhance Sprint PCS' proven strategies with strategies tailored to our specific markets.

    BRAND EQUITY

    UbiquiTel features exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing efforts. From the customers' point of view, they will use our PCS network and the Sprint PCS national network seamlessly as a unified national network.

    PRICING

    UbiquiTel uses the Sprint PCS pricing strategy to offer customers in our markets simple, easy to understand service plans. Sprint PCS' consumer pricing plans are typically structured with competitive monthly recurring charges, large local calling areas, service features such as voicemail, enhanced caller ID, call waiting and three-way calling and competitive per-minute rates. Lower per-minute rates relative to analog cellular providers are possible in part because the code division multiple access system that both UbiquiTel and Sprint PCS employ has greater capacity than current analog cellular systems, enabling UbiquiTel to market high usage customer plans at lower prices. All of Sprint PCS' current pricing plans:

    - include minutes in any Sprint PCS market (with no traveling charges);

    - are feature-rich and generally require no annual contracts or hidden charges;

    - offer a wide selection of phones to meet the needs of consumers and businesses; and

    - provide a limited-time money back guarantee on Sprint PCS phones.

    In addition, Sprint PCS' national "Free and Clear" calling plans, which offer simple, affordable plans for every consumer and business customer, include free long distance calling from anywhere on its nationwide network.

    LOCAL FOCUS

    Our local focus enables UbiquiTel to supplement Sprint PCS' marketing strategies with our own strategies tailored to each of our specific markets. This includes attracting local businesses to enhance our distribution and drawing on our management team's experience in our markets. UbiquiTel uses local radio, television and newspaper advertising to sell our products and services in each of our launched markets. UbiquiTel is building a local sales force to execute our marketing strategy targeted to business sales as we launch commercial service in our markets. In addition, Sprint PCS' existing agreements with national retailers provide UbiquiTel with access to over 350 retail locations in our markets.

    ADVERTISING AND PROMOTIONS

    Sprint PCS promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. UbiquiTel benefits from the national advertising at minimal costs to UbiquiTel. UbiquiTel has the right to use any promotion or advertising materials developed by Sprint PCS and only has to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, advertisement production and material costs and incremental printing costs. UbiquiTel also benefits from any advertising or promotion of Sprint PCS products and services by third party retailers in our markets, such as RadioShack, Circuit City, OfficeMax and Best Buy. UbiquiTel must pay the cost of specialized Sprint PCS print advertising by third party retailers. Sprint PCS also runs numerous promotional campaigns that provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. UbiquiTel offers these promotional campaigns to potential customers in our markets.

    SPONSORSHIPS

    Sprint PCS is a sponsor of numerous selective, broad-based national, regional and local events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our markets.

    BUNDLING OF SERVICES

    UbiquiTel intends to take advantage of the complete array of communications services offered by bundling Sprint PCS services with other Sprint products, such as long distance and Internet access.

SALES AND DISTRIBUTION

    Our sales and distribution plan mirrors Sprint PCS' proven multiple channel sales and distribution plan. Key elements of our sales and distribution plan consist of the following:

    SPRINT PCS RETAIL STORES

    UbiquiTel operates company-owned Sprint PCS branded retail stores throughout our markets. As of March 2001, UbiquiTel has six retail stores in operation, including three in the Reno/Tahoe/Northern California market, two in the Spokane/Montana market and one in the Southern Idaho/Utah/Nevada market. UbiquiTel expects to open an additional eight retail stores by late April 2001, including two in the Reno/Tahoe/Northern California market, one in the Spokane/Montana market, three in the Southern Idaho/Utah/Nevada market and two in the Southern Indiana/Kentucky market. These stores are generally located in major traffic centers within our markets, providing UbiquiTel with a strong local presence and a high degree of visibility. UbiquiTel trains our sales representatives to be informed and persuasive advocates for Sprint PCS' services. Following the Sprint PCS model, these stores are designed to facilitate retail sales, activation, bill collection and customer service. UbiquiTel plans to have approximately 25 stores by the end of 2001 when UbiquiTel is commercially active in all our markets and continue adding stores as market conditions require.

    SPRINT STORE WITHIN A RADIOSHACK STORE

    Sprint has an exclusive arrangement with RadioShack to install a "store within a store," making Sprint PCS the exclusive brand of PCS sold through RadioShack stores. RadioShack currently has over 150 stores in our markets.

    OTHER NATIONAL THIRD PARTY RETAIL STORES

    In addition to RadioShack, UbiquiTel expects to benefit from the distribution agreements established by Sprint PCS with other national retailers which currently include Best Buy, Kmart, Staples, Circuit City, OfficeMax, Office Depot, Ritz Camera, Target, Good Guys, Comp USA, Dillards and Heileg-Meyers. These retailers currently have over 200 retail stores in our markets.

    NATIONAL ACCOUNTS AND DIRECT SELLING

    UbiquiTel participates in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of Fortune 1000 companies. Once a representative reaches an agreement with the corporate headquarters, UbiquiTel services the offices of that corporation located in our markets. Our direct sales force will target the employees of these corporations in our markets and cultivate other local business clients.

    UbiquiTel is required to submit monthly reports to Sprint PCS that track sales to these accounts. Sprint PCS determines how revenue unit credit is attributed to national accounts in our markets.

    UbiquiTel must follow an activation and fulfillment process for our national accounts that are established by Sprint PCS, which includes procedures for transmitting, activating and filling orders. These procedures also address:

    - administrative requirements,

    - transfer of services among Sprint PCS markets,

    - equipment return policies,

    - customer proposal support, and

    - credit policies.

    Sprint PCS has established specific roles and responsibilities for the national accounts program. These roles and responsibilities set forth how compensation is determined for national sales and area sales, specific strategies for closing sales and account management. Sprint PCS also establishes criteria for determining national sales and area sales based on dollar revenues and metropolitan areas in the defined area.

    INBOUND TELEMARKETING

    Sprint PCS provides inbound telemarketing sales when customers call from our markets. As the exclusive provider of Sprint PCS products and services in our market, UbiquiTel uses the national Sprint 1-800-480-4PCS number campaigns that generate call-in leads. These leads are then handled by Sprint PCS' inbound telemarketing group.

    ELECTRONIC COMMERCE

    Sprint PCS' Internet site contains information on Sprint PCS products and services. A visitor to Sprint PCS' Internet site can order and pay for a handset and select a rate plan. Customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. Customers in our markets who purchase products and services over the Sprint PCS Internet site will be customers of our PCS network.

TECHNOLOGY

    GENERAL

    In the commercial mobile wireless communication industry there are two principal services licensed by the Federal Communications Commission for transmitting two-way, real time voice and data signals: "cellular" and wireless "personal communications services." In addition, enhanced specialized mobile radio service, a relatively new but not yet widely used technology, also allows for interconnected two-way real time voice and data services. The Federal Communications Commission licenses these services on a geographic basis, using distinct radio spectrum bands. Cellular service, which uses a portion of the 800 MHz spectrum, was the original form of widely-used commercial mobile wireless voice communications. Cellular systems were originally analog-based, but over the last several years cellular operators have been providing digital service, usually as a complement to analog service in most of the major metropolitan markets. In 1994, the Federal Communications Commission allocated the 1850-1990 MHz band for wireless high capacity, commonly referred to as broadband, personal communications services to be provided utilizing digital technology.

    Both analog and digital mobile wireless communications systems, whether wireless broadband personal communications services or cellular service, are divided into multiple geographic coverage areas, known as "cells." In both wireless personal communications services and cellular systems, each cell contains a transmitter, a receiver and signaling equipment, known as the radio communications site. The radio communications site is connected by microwave or traditional telephone lines to a switch that uses computers to control the operation of the cellular or digital wireless personal communications services system. The switch:

    - controls the transfer of calls from radio communications site to radio communications site as a subscriber's handset travels;

    - coordinates calls to and from handsets;

    - allocates calls among the radio communications sites within the system;
      and

    - connects calls to the local wireline telephone system or to a long distance carrier.

    Wireless communications providers establish interconnection agreements with local telephone companies and long distance telephone companies, thereby integrating their system with the existing communications system. Because the signal strength of a transmission between a handset and a radio communications site declines as the handset moves away from the radio communications site, the switching office and the radio communications site monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another radio communications site where the signal strength is stronger.

    Digital wireless broadband personal communications services differ from traditional analog cellular service principally in that digital wireless broadband personal communications services systems use frequencies in a higher spectrum band and employ advanced digital technology. Analog-based systems send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital systems convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital systems also achieve greater frequency reuse than analog systems resulting in greater capacity than analog systems. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless broadband personal communications services or cellular service frequencies, to provide greater call privacy and stronger data transmission, such as facsimile, electronic mail and connecting laptop computers with computer/data networks. Moreover, digital technology also permits the provision of enhanced services such as caller ID.

    Digital wireless signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The Federal Communications Commission has not mandated a universal air interface protocol for wireless personal communications services systems. Digital wireless personal communications systems operate under one of three principal air interface protocols, code division multiple access, commonly referred to as CDMA, time division multiple access, commonly referred to as TDMA, or global system for mobile communications, a form of time division multiple access commonly referred to as GSM. Each of these three digital technologies is incompatible with the other two. Thus, for example, a subscriber of a system that utilizes code division multiple access technology is unable to use his or her code division multiple access handset when traveling in an area not served by code division multiple access-based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to default to an analog cellular system in that area. The same issue exists in the case of users of time division multiple access or global system for mobile communications systems. Many of the digital wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because not all areas of the country are served by each of the three digital modes, these handsets will remain necessary for segments of the subscriber base.

CODE DIVISION MULTIPLE ACCESS TECHNOLOGY

    Sprint PCS' national network and its affiliates' networks all use digital code division multiple access technology. UbiquiTel believes that code division multiple access provides important system performance benefits such as:

    GREATER CAPACITY

    UbiquiTel believes, based on studies by code division multiple access manufacturers, that code division multiple access systems can provide system capacity that is approximately seven to ten times greater than that of current analog technology and approximately three times greater than time division multiple access and global system for mobile communications systems. Additionally, UbiquiTel believes that code division multiple access technology will not require network overlay to transmit data.

    PRIVACY AND SECURITY

    One of the benefits of code division multiple access technology is that it combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

    SOFT HAND-OFF

    Code division multiple access systems transfer calls throughout the code division multiple access network using a technique referred to as a soft hand-off, which connects a mobile customer's call with a new radio communications site while maintaining a connection with the radio communications site currently in use. Code division multiple access networks monitor the quality of the transmission received by multiple radio communications sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another radio communications site. Analog, time division multiple access and global system for mobile communications networks use a "hard hand-off" and disconnect the call from the current radio communications site as it connects with a new one without any simultaneous connection to both radio communications sites.

    SIMPLIFIED FREQUENCY PLANNING

    Frequency planning is the process used to analyze and test alternative patterns of frequency use within a wireless network to minimize interference and maximize capacity. Unlike time division multiple access and global system for mobile communications based systems, code division multiple access based systems can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

    LONGER BATTERY LIFE

    Due to their greater efficiency in power consumption, code division multiple access handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

    While code division multiple access has the inherent benefits discussed above, time division multiple access networks are generally less expensive when overlaying existing analog systems since the time division multiple access spectrum usage is more compatible with analog spectrum planning. In addition, global system for mobile communications technology allows multi-vendor equipment to be used in the same network to a larger extent than code division multiple access platforms. This, along with the fact that the global system for mobile communications technology is currently more widely used throughout the world than code division multiple access, provides economies of scale for handset and equipment purchases. A standards process is also underway which will allow wireless handsets to support analog, time division multiple access and global system for mobile communications technologies in a single unit. Currently, there are no plans to have code division multiple access handsets that support either the time division multiple access or global system for mobile communications technologies.

COMPETITION

    UbiquiTel will compete throughout our markets with both incumbent cellular and PCS providers. The cellular providers in our markets serve different geographic segments, with Verizon and AT&T Wireless Services covering our three western regional markets, and Verizon and Cingular servicing the midwestern market of Southern Indiana/Kentucky.

    Competition from PCS providers is significantly more fragmented, with a number of different operators competing with incompatible air-interface technologies. In the Reno/Tahoe/Northern California market, Cingular is the principle PCS competitor operating with GSM air-interface technology, and Nextel also competes with UbiquiTel as a TDMA operator. In the metropolitan area of Spokane, our network competes with the GSM operator VoiceStream, the CDMA operator Verizon, the TDMA operator Nextel and the CDMA operator Qwest. In Montana, regional operators Three River Wireless and Black Foot compete with small CDMA networks. PCS competitors in the Southern Idaho/Utah market consist primarily of the GSM operator VoiceStream, a small start-up CDMA carrier South Central Communications operating in St. George and southern Utah, and also includes the TDMA operator Nextel and the CDMA operator Qwest. In the Southern Indiana/Kentucky market, CDMA operator Cingular and GSM operators VoiceStream and PowerTel compete for different markets. Leap Wireless, which does business as Cricket Communications, is expected to shortly enter the Spokane and Southern Idaho/Utah markets as a PCS provider using CDMA technology.

    UbiquiTel also faces competition from resellers in each of our markets, which provide wireless services to customers but do not hold Federal Communications Commission licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public. The Federal Communications Commission currently requires all cellular and wireless personal communications services licensees to permit resale of carrier services to a reseller.

    In addition, UbiquiTel competes with existing communications technologies such as paging, enhanced specialized mobile radio service dispatch and conventional telephone companies in our markets. Potential users of wireless personal communications services systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

    In the future, UbiquiTel expects to face increased competition from entities providing similar services using the same, similar or other communications technologies, including satellite-based telecommunications and wireless cable systems and other traditional telephone networks. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

    Many of our competitors have significantly greater financial and technical resources and subscriber bases than UbiquiTel does. Some of our competitors also have well established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those UbiquiTel will offer. Wireless personal communications services operators will likely compete with UbiquiTel in providing some or all of the services available through the Sprint PCS network and may provide services that UbiquiTel does not. Additionally, UbiquiTel expects that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS. Recently, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. UbiquiTel expects this consolidation to lead to larger competitors over time. These larger competitors may have substantial resources or may be able to offer a variety of services to a large customer base.

    Over the past several years the Federal Communications Commission has auctioned, and will continue to auction, large amounts of wireless spectrum that could be used to compete with Sprint PCS services. In 2000, the Federal Communications Commission reclaimed certain 700 MHz band spectrum previously allocated for UHF television broadcast use. The Federal Communications Commission will conduct an auction for that reclaimed 700 MHz of spectrum beginning on September 12, 2001. Based upon increased competition, UbiquiTel anticipates that market prices for two-way wireless services generally will decline in the future. UbiquiTel will compete to attract and retain customers principally on the basis of:

    - the strength of the Sprint and Sprint PCS brand names, services and features;

    - the national presence of Sprint PCS;

    - the location of our markets;

    - our network coverage and reliability;

    - customer care; and

    - pricing.

    Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

    - new services and technologies that may be introduced;

    - changes in consumer preferences;

    - demographic trends;

    - economic conditions; and

    - discount pricing strategies by competitors.

INTELLECTUAL PROPERTY

    The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. UbiquiTel uses the Sprint and Sprint PCS brand names, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our markets. Under the terms of the trademark and service mark license agreements with Sprint and Sprint PCS, UbiquiTel does not pay a royalty fee for the use of the Sprint and Sprint PCS brand names and Sprint service marks.

    Except in instances that are noncompetitive and other than in connection with the national distribution agreements, Sprint PCS has agreed not to grant to any other person a right or license to use the licensed marks in our markets. In all other instances, Sprint PCS reserves the right to use the licensed marks in providing its services within or without our markets.

    The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks.

EMPLOYEES

    As of December 31, 2000, UbiquiTel employed 138 full-time employees. None of our employees are represented by a labor union. UbiquiTel believes that our relations with our employees are good.

SPRINT PCS AGREEMENTS

    The following is a summary of the material terms and provisions of the UbiquiTel's Sprint PCS agreements and the consent and agreement modifying the Sprint PCS management agreement. We have filed the Sprint PCS agreements and the consent and agreement as exhibits to our securities filings with the SEC and urge you to review them carefully.

    OVERVIEW OF SPRINT PCS RELATIONSHIP AND AGREEMENTS

    Under long-term agreements with Sprint PCS, we will exclusively market PCS services under the Sprint and Sprint PCS brand names in our markets. Sprint PCS owns the spectrum licenses and we are granted use of these licenses through our agreements with Sprint PCS. The agreements with Sprint PCS require us to interface with the Sprint PCS national wireless network by building our PCS network to operate on the PCS frequencies licensed to Sprint PCS. The Sprint PCS agreements also give us access to Sprint PCS' equipment discounts, travel revenue from Sprint PCS customers traveling into our markets, and various other support services. Our relationship and agreements with Sprint PCS provide strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of establishing billing and other customer services infrastructure. The management agreement has an initial term of 20 years and will automatically renew for three additional successive 10-year terms for a total term of 50 years, unless we or Sprint PCS provide the other with two years' prior written notice to terminate the agreements or unless we are in material default of our obligations under the agreements.

    We have four major agreements with Sprint PCS:

    - the management agreement;

    - the services agreement;

    - the trademark and service mark license agreement with Sprint; and

    - the trademark and service mark license agreement with Sprint PCS.

    In addition, Sprint PCS has entered into a consent and agreement that modifies our management agreement for the benefit of Paribas, on behalf of the lenders under UbiquiTel Operating Company's $250 million senior credit facility.

    THE MANAGEMENT AGREEMENT

    Under our management agreement with Sprint PCS, we have agreed to:

    - construct and manage a network in our markets in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;

    - share with Sprint the costs associated with its relocation of interfering microwave sources in our markets;

    - distribute during the term of the management agreement Sprint PCS products and services;

    - use Sprint PCS' and our own distribution channels in our markets;

    - conduct advertising and promotion activities in our markets; and

    - manage that portion of Sprint PCS' customer base assigned to our markets.

    Sprint PCS will supervise our PCS network operations and has the right to unconditional access to our PCS network.

    EXCLUSIVITY. We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our markets. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in our markets while our management agreement is in place and no event has occurred that would permit the agreement to terminate. Sprint PCS is permitted under our agreement to make national sales to companies in our markets and, as required by the Federal Communications Commission, to permit resale of the Sprint PCS products and services in our markets. If Sprint PCS decides to expand the geographic size of our build-out, Sprint PCS must provide us with written notice of the proposed expansion. We have 90 days to determine whether we will build out the proposed area. If we do not exercise this right, Sprint PCS can build out the markets or permit another third party to do so.

    NETWORK BUILD-OUT. The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. We have agreed on a minimum build-out plan which includes specific coverage and deployment schedules for the network planned within our service area as depicted in the table below. The aggregate coverage will result in network coverage of approximately 55% of the population in our markets of 7.7 million by the end of 2001. We have agreed to operate our PCS network to provide for a seamless handoff of a call initiated in our markets to a neighboring Sprint PCS network.

                                       PHASE 0                 PHASE 1                  PHASE 2               PHASE 3
MARKET                           SEPTEMBER 21, 2000       DECEMBER 31, 2000         MARCH 31, 2001      SEPTEMBER 30, 2001
- ------                           -------------------   ------------------------   -------------------   -------------------
Reno/Tahoe/Northern California    Reno, NV             Yuba City/Marysville, CA   Eureka, CA
                                  Sparks, NV           Oroville, CA
                                  Carson City, NV      Chico, CA
                                  Lake Tahoe, NV       Red Bluff, CA
                                                       Redding,CA

Spokane/Montana                                        Pullman, WA                Newport, WA
                                                       Lewiston, ID               Sandpoint, ID
                                                       Moscow, ID

Southern Idaho/Utah/Nevada                             Logan, UT                  Boise, ID              Twin Falls, ID
                                                       Brigham, UT                Nampa, ID              Pocatello, ID
                                                                                  Caldwell, ID           Idaho Falls, ID
                                                                                  Mountain Home, ID      Rexburg, ID
                                                                                  Jackson, WY            St. Anthony, ID
                                                                                  Ketchum, ID
                                                                                  Cedar City, UT
                                                                                  St. George, UT
                                                                                  Mesquite, NV

Southern Indiana/Kentucky                                                         Terre Haute, IN        Vincennes, IN
                                                                                  Bloomington, IN        Washington, IN
                                                                                  Bedford, IN            Petersburg, IN
                                                                                  Evansville, IN         Jasper, IN
                                                                                  Owensboro, KY          Cannelton, IN
                                                                                                         Rockport, IN
                                                                                                         Bedford, IN
                                                                                                         Mitchell, IN
                                                                                                         New Castle, IN
                                                                                                         Rushville, IN
                                                                                                         Connersville, IN
                                                                                                         Liberty, IN
                                                                                                         Clarkesville, TN

    The management agreement also includes minimum build-out plan requirements for select cities in the Spokane/Montana market, with a launch date of June 1, 2005.

    PRODUCTS AND SERVICES. The management agreement identifies the products and services that we can offer in our markets. These services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement, or as modified by Sprint PCS. We are allowed to sell wireless products and services that are not Sprint PCS' products and services if those additional products and services do not cause distribution channel conflicts or, in Sprint PCS' sole determination, consumer confusion with Sprint PCS products and services. We may cross-sell services such as long distance service, Internet access, handsets, and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to sell the same services of third parties, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer traditional telephone services based on wireless technology specifically designed for the competitive local telephone market in areas where Sprint owns the local telephone company unless we name the Sprint-owned local telephone company as the exclusive distributor or Sprint PCS approves the terms and conditions.

    We participate in the Sprint PCS sales programs for national sales to customers, and pay the expenses and receive the compensation from national accounts located in our markets. As a participant in these sales programs, our responsibilities include assisting Sprint PCS' national sales team in our markets in connection with implementing national sales programs, negotiating customer contracts and managing customer accounts. We must use Sprint's long distance service for calls made from within designated portions of our markets to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide some of its services under our services agreement. We must pay Sprint PCS the same price for this service that Sprint PCS pays to Sprint, along with an additional administrative fee.

    SERVICE PRICING, ROAMING, TRAVEL AND FEES. We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS' "Free and Clear" plans. We are permitted to establish our own local price plans for Sprint PCS products and services offered only in our markets, subject to Sprint PCS' approval. We are entitled to receive a weekly fee from Sprint PCS equal to 92% of "collected revenues" for all obligations under the management agreement, adjusted by the cost of customer services provided by Sprint PCS. "Collected revenues" include revenue from Sprint PCS subscribers based in our markets and inbound non-Sprint PCS roaming. Sprint PCS receives 8% of the collected revenues. Outbound non-Sprint PCS roaming revenue, inbound and outbound Sprint PCS travel fees, proceeds from the sales of handsets and accessories, proceeds from sales not in the ordinary course of business, and amounts collected with respect to taxes are not considered collected revenues. Except in the case of taxes, we retain 100% of these revenues. Many Sprint PCS subscribers purchase bundled pricing plans that allow Sprint PCS traveling anywhere on the Sprint PCS network without incremental Sprint PCS travel charges. However, we earn Sprint PCS travel revenue for every minute that a Sprint PCS subscriber from outside our markets enters our markets and uses our services. We earn revenue from Sprint PCS based on a per minute rate established by Sprint PCS when Sprint PCS' or its affiliates' subscribers travel on our portion of the Sprint PCS network. Similarly, we pay the same rate for every minute Sprint PCS subscribers who are based in our markets use the Sprint PCS network outside our markets. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements.

    ADVERTISING AND PROMOTIONS. Sprint PCS is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our markets. Sprint PCS' service area includes the urban markets around our markets. Sprint PCS will pay for advertising in these markets. Given the proximity of those markets to ours, we expect considerable spill-over from Sprint PCS' advertising in surrounding urban markets.

    PROGRAM REQUIREMENTS. Under our agreement with Sprint PCS, we must comply with Sprint PCS' program requirements for technical standards, travel, roaming and interservice area calls, customer service standards, national and regional distribution and national accounts programs. Some of these technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. We are required to build a network that meets minimum transport requirements established by Sprint PCS for links between our cell sites and switches. These requirements are measured in milliseconds. We are also required to have minimal loss and echo return loss on our telephone lines. We must meet substantially high network up-time percentage in excess of 95%. Also, we must meet a less than 5% dropped call rate and ratio of blocked call attempts to total call attempts as well as a less than 12% ratio of call origination to termination failures. Sprint PCS can adjust the program requirements at any time so long as it gives us at least 30 days prior notice. We have the right to appeal to Sprint PCS' management adjustments which could cause an unreasonable increase in cost to us if the adjustment:

    - causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long term debt, or

    - causes our long-term operating expenses to increase by more than 10% on a net present value basis.

If Sprint PCS denies our appeal, then we have 10 days after the denial to submit the matter to arbitration. If we do not submit the matter to arbitration within the ten-day period or comply with the program adjustment, Sprint PCS has the termination rights described below.

    We are not currently required to meet the customer service standards because we have elected to use Sprint PCS' established support services which include customer service. Under our services agreement with Sprint PCS, Sprint PCS may terminate, upon nine months' advance written notice, customer service. We would then be required to establish and operate our own customer service center to, among other things, handle customer inquiries 24 hours a day, 365 days a year, and activate handsets and accounts and handle billing and collections within stringent time guidelines established by Sprint PCS, which may range from 24 to 72 hours.

    NON-COMPETITION. We may not offer Sprint PCS products and services outside our markets without the prior written approval of Sprint PCS. Within our markets we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we have or obtain licenses to provide PCS services outside our markets, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS. Additionally, if customers from our markets travel to other geographic areas, we must route those customers' incoming and outgoing calls according to Sprint PCS' roaming and inter-service area requirements, without regard to any wireless networks that we or our affiliates operate.

    INABILITY TO USE NON-SPRINT PCS BRAND. We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

    CHANGE OF CONTROL. Sprint PCS must consent to a change of control of us, but this consent cannot be unreasonably withheld.

    ASSIGNMENT. We cannot assign the Sprint PCS agreements to any person without the prior consent of Sprint PCS, except that we can assign the agreements to any affiliate of ours that is not a significant competitor of Sprint PCS in the telecommunications business.

    RIGHTS OF FIRST REFUSAL. Sprint PCS has rights of first refusal to buy our assets, without further approval of our stockholders, upon a proposed sale of all or substantially all of our assets that are used in connection with the operation or management of the Sprint PCS network in our markets.

    TERMINATION OF MANAGEMENT AGREEMENT. The management agreement can be terminated as a result of:

    - termination of Sprint PCS' PCS licenses;

    - an uncured breach under the management agreement;

    - bankruptcy of a party to the management agreement;

    - the management agreement not complying with any applicable law in any material respect;

    - the termination of either of the trademark and service mark license agreements; or

    - our failure to obtain the financing necessary for the build-out of our PCS network and for our working capital needs.

    However, Sprint PCS' rights of termination have been modified by the consent and agreement and are discussed more particularly under "Consent and Agreement." The termination or non-renewal of the management agreement triggers certain of our rights and those of Sprint PCS.

    TRANSFER OF SPRINT PCS NETWORK. Sprint PCS can sell, transfer or assign its wireless personal communications services network to a third party if the third party agrees to be bound by the terms of the Sprint PCS agreements.

    RIGHTS ON TERMINATION. If we have the right to terminate the management agreement because of an event of termination caused by Sprint PCS, generally we may:

    - require Sprint PCS to purchase all of our operating assets used in connection with our PCS network for an amount equal to 80% of our "Entire Business Value" (as defined in the management agreement);

    - if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of:

       - the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or

       - 9% of our Entire Business Value; or

       - sue Sprint PCS for damages or submit the matter to arbitration and thereby not terminate the management agreement.

    If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by us, generally Sprint PCS may:

    - require us, without further approval of our stockholders, to sell our operating assets to Sprint PCS for an amount equal to 72% of our Entire Business Value;

    - require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of:

       - the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint; or

       - 10% of our Entire Business Value;

    - take any action as Sprint PCS deems necessary to cure our breach of the management agreement, including assuming responsibility for, and operating, our PCS network; or

    - sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

    RIGHTS ON NON-RENEWAL. If Sprint PCS gives us timely notice that it does not intend to renew the management agreement, we may:

    - require Sprint PCS to purchase all of our operating assets used in connection with our PCS network for an amount equal to 80% of our Entire Business Value; or

    - if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of:

       - the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or

       - 10% of our Entire Business Value.

    If we give Sprint PCS timely notice of non-renewal, or we both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

    - purchase all of our operating assets, without further approval of our stockholders, for an amount equal to 80% of our Entire Business Value; or

    - require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of:

       - the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or

       - 10% of our Entire Business Value.

    If the Entire Business Value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser, each of whom must be an expert in valuing wireless telecommunications companies. The three appraisers will determine the Entire Business Value on a going concern basis using the following guidelines:

    - the Entire Business Value will be based on the price a willing buyer would pay a willing seller for the entire on-going business;

    - the appraisers will use then-current customary means of valuing a wireless telecommunications business;

    - the appraisers will value the business as it is conducted under the Sprint and Sprint PCS brands and the Sprint PCS agreements;

    - where Sprint PCS may, or is required to, purchase our operating assets the appraisers will value the business as if we own the spectrum and frequencies that we actually use. Where we may, or are required to, purchase a portion of Sprint PCS' licensed spectrum, the business will be valued as if we already own that portion of the spectrum and frequencies that we are going to purchase; and

    - the valuation will not include any value for the business not directly related to the Sprint PCS products and services.

    INSURANCE. We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under the management agreement and who are reasonably acceptable to Sprint PCS, workers' compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and "all risk" property insurance.

    INDEMNIFICATION. We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, managers, officers, employees, agents and representatives against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under this agreement, except we will not indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, managers, officers, employees, agents and representatives against all claims against any of the foregoing arising from Sprint PCS' violation of any law and from Sprint PCS' breach of any representation, warranty or covenant contained in this agreement or any other agreement between

Sprint PCS and us, except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

    THE SERVICES AGREEMENT

    The services agreement outlines various support services provided by Sprint PCS and available to us at established rates. Sprint PCS can change any or all of the service rates one time in each 12 month period. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint PCS offers three packages of available services. Each package identifies which services must be purchased from Sprint PCS and which may be purchased from a vendor or provided in-house. Sprint may require us to purchase certain services where necessary to comply with legal or regulatory requirements (for example, where provision of 911 emergency service is mandatory). We have chosen to initially buy services such as billing, customer care and activation from Sprint PCS. Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services provided under the services agreement in connection with any other business or outside our markets. We may discontinue use of any service upon three months' prior written notice. We will have access to these services during the term of our Sprint PCS management agreement unless Sprint PCS provides us at least nine months' advance notice of its intention to terminate any particular service.

    We have agreed with Sprint PCS to indemnify each other as well as officers, directors, employees and certain other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee's negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon termination of the management agreement and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

    THE TRADEMARK AND SERVICE MARK LICENSE AGREEMENTS

    We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks such as "The Clear Alternative to Cellular" and "Experience the Clear Alternative to Cellular Today" on Sprint PCS products and services. We believe that the Sprint and Sprint PCS brand names and symbols enjoy a very high degree of awareness, providing us an immediate benefit in the market place. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our markets of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS' enforcement of their respective rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

    Sprint and Sprint PCS can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint's or Sprint PCS' abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy, or the management agreement is terminated.

    THE CONSENT AND AGREEMENT

    OVERVIEW. Sprint PCS has entered into a consent and agreement that modifies our management agreement for the benefit of Paribas, the lender under UbiquiTel Operating Company's credit facility. The consent generally provides, among other things, the following.

    CONSENT TO SECURITY INTEREST AND PLEDGE OF STOCK. Sprint PCS has consented to the grant of the following:

    - a first priority security interest in all our assets including the Sprint PCS agreements;

    - a lien upon all of our assets and property including our rights under the Sprint PCS agreements; and

    - a first priority security interest in our capital stock.

    Sprint PCS has agreed to acknowledge the grant of these security interests and to waive its right or the right of any of its affiliates to challenge or contest the validity of the interests.

    AGREEMENT NOT TO TERMINATE SPRINT PCS AGREEMENTS UNTIL DEBT OBLIGATIONS ARE REPAID. Sprint PCS has agreed not to exercise its rights or remedies under the Sprint PCS agreements, except its right to cure some defaults, and including its right to terminate the agreements and withhold payments (other than rights of setoff) until our obligations under the credit agreement with Paribas are satisfied in full.

    NO COMPETITION UNTIL DEBT OBLIGATIONS ARE REPAID. Sprint PCS has agreed that it will not permit any person other than us or a successor manager to be a manager or operator for Sprint PCS in our markets until our obligations under the credit facility are satisfied in full. Similarly, Sprint PCS has agreed that it will not own, operate, build or manage another wireless mobility communications network in our markets unless it is permitted under the management agreement or the management agreement is terminated in accordance with the consent, and, in each case, until our obligations under the credit facility are satisfied in full. While the credit facility is outstanding, Sprint PCS may, however, sell PCS services through its national accounts, permit resellers and build new geographical areas within our markets for which we have chosen not to exercise our rights of first refusal, all as provided in the management agreement.

    ASSIGNMENTS AND CHANGE OF CONTROL TO PARIBAS. Sprint PCS has agreed not to apply the restrictions on assignment of the Sprint PCS agreements and changes in control of our ownership to Paribas. The assignment and change of control provisions in the Sprint PCS agreements will apply if the assignment or change of control is to someone other than Paribas, or is not otherwise permitted under the consent.

    REDIRECTION OF PAYMENTS FROM SPRINT PCS TO PARIBAS. Sprint PCS has agreed to make all payments due from Sprint PCS to us under the Sprint PCS agreements directly to Paribas if Paribas so requests and provides Sprint PCS with notice that an event of default has occurred and is continuing under the credit facility. Payments to Paribas would cease upon the cure of the event of default or certain time limitations.

    NOTICE OF DEFAULTS. Sprint PCS has agreed to provide to Paribas a copy of any written notice it sends us regarding an event of termination or an event that if not cured, or if notice is provided, would be an event of termination under the Sprint PCS agreements. Sprint PCS also has acknowledged that notice of an event of termination under the Sprint PCS agreements constitutes an event of default under our credit agreement with Paribas. Paribas has agreed to provide Sprint PCS with a copy of any written notice sent to us regarding an event of default or default under the credit agreement with Paribas.

    RIGHT TO CURE. Under the terms of the consent, Paribas has the right, but not the obligation, to cure a breach by us of our management agreement with Sprint PCS. Additionally, Sprint PCS has the right, but not the obligation, to cure certain defaults by us of our obligations under the credit agreement with Paribas.

    RIGHTS UPON DEFAULT. Besides modifying the rights and remedies available to Sprint PCS upon an event of termination under your management agreement, the consent grants Paribas certain rights in the event that we default on our obligations under the credit facility. Paribas' rights and remedies vary based on whether:

    - we have defaulted on our obligations under the credit facility but no event of termination has occurred under the management agreement; or

    - we have breached the management agreement with Sprint PCS.

    The consent generally permits, without approval of our stockholders the appointment of a person to run our business under the Sprint PCS agreements on an interim basis and establishes a process for the sale of the business. The person designated to operate our business on an interim basis is permitted to collect a reasonable management fee. If Sprint PCS or a related party is the interim operator, the amount of the fee shall not exceed the amount of direct expenses of its employees to operate the business plus out-of-pocket expenses. Sprint PCS shall collect its fee by setoff against the amounts owed to us under the Sprint PCS agreements.

    CREDIT AGREEMENT DEFAULT WITHOUT A MANAGEMENT AGREEMENT BREACH. If we default on our obligations to Paribas under the credit facility, and there is no default under our management agreement with Sprint PCS, then Paribas may take any of the following actions:

    - allow us to continue to operate the business under the Sprint PCS agreements;

    - appoint Sprint PCS to operate the business on an interim basis; or

    - appoint a person other than Sprint PCS to operate the business on an interim basis.

    APPOINTMENT BY PARIBAS OF SPRINT PCS OR A THIRD PARTY DESIGNEE TO OPERATE BUSINESS. If Paribas appoints Sprint PCS to operate the business, Sprint PCS must accept the appointment within 14 days or designate another person to operate the business. Sprint PCS' designee may be an affiliate of Sprint PCS (other than us) or another person acceptable to Paribas. Sprint PCS or its designee must agree to operate the business for up to six months. At the end of the six months, the period may be extended by Paribas for an additional six months (or an additional 12 months if the aggregate population served by all of Sprint PCS' affiliates is less than 40 million). During the initial six-month period, Sprint PCS may not receive reimbursement for amounts expended to cure a breach until our obligations to Paribas under the credit facility have been satisfied in full. If the term is extended beyond the initial six-month period, we will be required to reimburse Sprint PCS or its designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our stockholders' equity value plus the outstanding amount of our long term debt. Sprint PCS or its designated person is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, Paribas has the right to appoint a successor to the interim manager subject to the requirements set forth below.

    APPOINTMENT OF THIRD PARTY BY PARIBAS TO OPERATE BUSINESS. If Paribas appoints a person other than Sprint PCS to operate the business on an interim basis the third party must:

    - agree to serve for six months unless terminated by Sprint PCS or Paribas;

    - meet the requirements for a successor manager specified in the consent, and not be challenged by Sprint PCS for failing to meet these requirements within 20 days after Paribas provides Sprint PCS with information on the third party; and

    - agree to comply with the terms of the Sprint PCS agreements.

    The third party is required to operate the Sprint PCS network in our markets, but is not required to assume our existing liabilities. If the third party materially breaches the Sprint PCS agreements, this breach will be treated as an event of default under the management agreement with Sprint PCS.

    MANAGEMENT AGREEMENT BREACH. If we breach the Sprint PCS agreements and this breach causes a default under the credit agreement with Paribas, Sprint PCS has the right to designate who will operate our business on an interim basis. Sprint PCS has the right to:

    - allow us to continue to operate the business under the Sprint PCS agreements (if Paribas consents);

    - operate our PCS business as an interim manager for up to six months; or

    - appoint a Sprint PCS affiliate or another person that is acceptable to Paribas to operate our PCS business on an interim basis.

    If Sprint PCS elects not to operate the business or designate a third party to operate the business on an interim basis, Paribas may do so.

    ELECTION OF SPRINT PCS TO SERVE OR DESIGNATE A THIRD PARTY TO OPERATE BUSINESS. If Sprint PCS elects to operate the business on an interim basis or designate a third party to operate the business on an interim basis, Sprint PCS or the third party may operate the business for up to six months at the discretion of Sprint PCS. At the end of the six months, the period may be extended for an additional six months (or an additional 12 months if the aggregate population served by us and all other affiliates of Sprint PCS is less than 40 million). During the initial six month period, Sprint PCS may not receive reimbursement for amounts expended to cure a breach until our obligations to Paribas under the credit facility have been satisfied in full. If the term is extended beyond the initial six month period, we will be required to reimburse Sprint PCS or its third party designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our shareholder's equity value plus the outstanding amount of our long term debt. Sprint PCS or its third party designee is not required to incur expenses beyond this 5% limit. At the end of the initial six month period, Sprint PCS, subject to the approval of Paribas, has the right to appoint a successor to the interim manager.

    APPOINTMENT OF THIRD PARTY BY PARIBAS TO OPERATE BUSINESS. If Sprint PCS gives Paribas notice of a breach of the management agreement, our obligations under the credit agreement are accelerated and Sprint PCS does not agree to operate the business or is unable to find a designee, then Paribas may designate a third party to operate the business. Paribas has this same right if Sprint PCS or its designee is not replaced within 30 days of the end of its term as interim manager. The third party selected by Paribas must:

    - agree to serve for six months unless terminated by Sprint PCS or Paribas;

    - meet the requirements for a successor manager specified in the consent and not be challenged by Sprint PCS for failing to meet the requirements within 20 days after Paribas provides Sprint PCS with information on the third party; and

    - agree to comply with the terms of the Sprint PCS agreements.

    The third party may continue to operate the business after the six month period at Paribas' discretion, so long as the third party continues to satisfy the requirements to be a successor manager and does not breach the terms of the Sprint PCS agreements.

    PURCHASE AND SALE OF OPERATING ASSETS. The consent establishes a process for the sale of our operating assets, without approval of our stockholders, in the event that we default on our obligations to Paribas under the credit facility and Paribas accelerates the maturity of those obligations.

    SPRINT PCS' RIGHT TO PURCHASE ON ACCELERATION OF DEBT. Upon notice of an acceleration, Sprint PCS has the right, without approval of our stockholders, to purchase our operating assets or capital stock under the following terms:

    - The purchase price will be the greater of:

       - 72% of our Entire Business Value; or

       - the aggregate amount of our obligations under the credit agreement.

    - Sprint PCS must notify Paribas of its intention to exercise the purchase right within 60 days of receipt of the notice of acceleration.

    - Once Sprint PCS has given notice of its intention to exercise the purchase right, Paribas is prohibited from enforcing its security interests until the earlier of 120 days after the acceleration or until Sprint PCS rescinds its intention to purchase.

    - If, after the 120-day period after the acceleration date, we receive a written offer to purchase our operating assets or capital stock that we confirm in writing to be acceptable to us, Sprint PCS has the right to purchase our operating assets or our stock on terms and conditions at least as favorable to us as the offer we receive. Sprint PCS must agree to purchase the operating assets or capital stock within 14 business days of its receipt of the offer, on acceptable conditions, and in an amount of time acceptable to us and Paribas.

    - Upon completion of the sale to Sprint PCS and satisfaction in full of our obligations under the credit agreement, Paribas must release its security interests.

    SALE OF OPERATING ASSETS OR CAPITAL STOCK TO THIRD PARTIES. If Sprint PCS does not purchase the operating assets or capital stock, following an acceleration by Paribas of our obligations under the credit agreement, Paribas may sell our operating assets or stock. In that event, Paribas has two options:

    - to sell the assets or stock to an entity that meets the requirements of a qualified successor under the Sprint PCS agreements; or

    - to sell the assets or stock to any third party, subject to specified conditions.

    SALE OF ASSETS OR CAPITAL STOCK TO QUALIFIED SUCCESSOR. Paribas may sell the operating assets or capital stock and assign the agreements to entities that meet the following requirements to succeed us:

    - the person has not materially breached a material agreement with Sprint PCS or its related parties that has resulted in the exercise of a termination right or in the initiation of judicial or arbitration proceedings during the past three years;

    - the person is not named by Sprint PCS as a prohibited successor and listed on Schedule 13 to the consent;

    - the person has reasonably demonstrated its credit worthiness and can demonstrate the ability to service the indebtedness and meet the requirements of the build-out plan; and

    - the person agrees to be bound by the Sprint PCS agreements.

    Paribas is required to provide Sprint PCS with information necessary to determine if a buyer meets the requirements to succeed us as manager. Sprint PCS has 20 days after its receipt of this information to object to the qualifications of the proposed successor manager. If Sprint PCS does not object to the buyer's qualifications, the buyer can purchase the assets and assume our rights and responsibilities under the Sprint PCS agreements. The consent will remain in full force and effect for the benefit of the buyer and its lenders. The buyer also has a period to cure any defaults under our Sprint PCS agreements.

    SALE OF ASSETS OR CAPITAL STOCK TO NON-SUCCESSOR. Paribas may sell, without stockholder approval, our assets or stock to a party that does not meet the requirements to succeed us. If such a sale is made:

    - Sprint PCS may terminate the Sprint PCS agreements;

    - the buyer may purchase from Sprint PCS 5, 7.5 or 10 MHz of the PCS spectrum licensed to Sprint PCS in our licensed areas under specified terms;

    - if the buyer controls, is controlled by or is under common control with an entity that owns a license to provide wireless service to at least 50% of the population in a basic trading area where the buyer proposes to purchase the spectrum from Sprint PCS, the buyer may only buy 5 MHz of spectrum;

    - the price to purchase the spectrum is equal to the sum of the original cost of the license to Sprint PCS pro rated on a population and a spectrum basis, plus the cost paid by Sprint PCS for microwave relocation costs attributable to clearing in the spectrum ultimately acquired by the buyer of our assets and the amount of carrying costs attributable to the license and microwave relocation costs from the date of the consent until the closing of the sale, based on a rate of 12% per annum;

    - the buyer will receive from Sprint PCS the customers with the mobile identification number assigned to the market area covered by the purchased spectrum except for customers of national accounts and resellers;

    - with limited exceptions, Sprint PCS will not solicit for six months the customers transferred to the buyer with the mobile identification number assigned to the market area;

    - the buyer and Sprint PCS will enter into a mutual roaming agreement with prices equal to the lesser of the most favored pricing provided by buyer to third parties roaming in the geographic area and the national average paid by Sprint PCS to third parties; and

    - Sprint PCS will have the right to resell the buyer's wireless services at most favored nation pricing.

    DEFERRAL OF COLLECTED REVENUES. For a period of up to two years after an acceleration by Paribas of UbiquiTel Operating Company's obligations under the credit facility, Sprint PCS may only retain one-half of the amount of collected revenues from our operation of the Sprint PCS network in our territories that it would otherwise be entitled to under the management agreement. The balance must be forwarded to us, or to Paribas if Paribas has elected to redirect payments as provided in the consent. If Sprint PCS is not serving as the interim manager at the end of the first year following the acceleration, then Sprint PCS will retain all of the collected revenues to which it is entitled under the management agreement (the remainder to be paid to Sprint PCS under an unsecured deferred note).

    RIGHT TO PURCHASE DEBT OBLIGATIONS. Following the acceleration of UbiquiTel Operating Company's obligations under the credit facility, and until the 60-day anniversary of the filing of a bankruptcy petition, Sprint PCS has the right to purchase the obligations to Paribas under the credit facility.

ENVIRONMENTAL COMPLIANCE

    UbiquiTel anticipates that our environmental compliance expenditures will primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures are expected to arise in connection with standards compliance or permits which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures are not expected to be material to our operations in the future.

REGULATION OF THE WIRELESS TELECOMMUNICATIONS INDUSTRY

    The Federal Communications Commission, commonly referred to as the FCC, regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States. The FCC has promulgated, and is in the process of promulgating, a series of rules, regulations and policies to, among other things:

    - grant or deny licenses for PCS frequencies;

    - grant or deny PCS license renewals;

    - rule on assignments and/or transfers of control of PCS licenses;

    - govern the interconnection of PCS networks with other wireless and wireline carriers;

    - establish access and universal service funding provisions;

    - allocates spectrum for PCS and other wireless services and establishes procedures, including auction procedures, for awarding licenses to utilize spectrum for provision of wireless services;

    - impose fines and forfeitures for violations of any of the FCC's rules; and

    - regulate the technical standards of PCS networks. The FCC currently prohibits a single entity from having a total attributable interest (20% or greater interest in any license) in broadband PCS, cellular and SMR licenses totaling more than 45 MHz in all geographic areas except rural areas. In rural areas, the so-called "spectrum cap" is 55 MHz.

    TRANSFERS AND ASSIGNMENTS OF PCS LICENSES

    The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. In addition, a recent FCC order requires only post-consummation notification of certain pro forma assignments or transfers of control.

    CONDITIONS OF PCS LICENSES

    All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within 5 years and to two-thirds of the population within 10 years, and all 10 MHz broadband, PCS licensees (and 15 MHz licensees resulting from disaggregation of MHz spectrum blocks) must construct facilities that offer coverage to at least one-quarter of the population within 5 years or make a showing of "substantial service" within that 5 year period. Rule violations could result in the forfeiture of the affected license and an inability to regain the license. The FCC also requires licensees to maintain control over their licenses. The Sprint PCS agreements reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our agreements with Sprint PCS need to be modified to increase the level of licensee control, the Sprint

PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. If the agreements cannot be modified, they may be terminated. As a result, it would be extremely difficult for us to conduct our business. In addition to revoking licenses, the FCC could impose monetary penalties on us.

    PCS LICENSE RENEWAL

    PCS licensees can renew their licenses for additional 10 year terms. PCS renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings with a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has provided "substantial service" during its license term and substantially complied with all applicable laws and FCC rules and policies. The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The Federal Communications Commission's renewal expectancy and procedures make it likely that Sprint PCS will retain its PCS licenses managed by us in the foreseeable future.

    INTERCONNECTION

    The FCC has the authority to order interconnection between commercial mobile radio service providers and any other telecommunications carrier. The FCC has ordered all local exchange carriers to establish reciprocal compensation to commercial mobile radio service providers, which provide telecommunications services through wireless technology for transport and termination of telecommunications. The FCC rules define reciprocal compensation as compensation from one carrier to another for the transportation and termination on each carrier's network facilities of local telecommunications traffic originating on the network facilities of the other carrier. As a commercial mobile radio service provider, we are required to pay reciprocal compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our portion of Sprint PCS' network. Similarly, we are entitled to receive reciprocal compensation when we transport and terminate a local call that originated on a wireline local exchange carrier's network. Using these rules, we will negotiate interconnection agreements for the Sprint PCS network in our market area with all of the major incumbent local exchange carriers and several smaller independent local telephone companies. We will seek to negotiate interconnection agreements on a regional or state-wide basis where possible. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The Federal Communications Commission rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the Sprint PCS systems with local, national and international telecommunications networks. They will also determine the nature and amount of revenues we and Sprint PCS can receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers.

    OTHER FCC REQUIREMENTS

    In June 1996, the FCC adopted rules that prohibit broadband PCS providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire on November 24, 2002, although wireless carriers will still face a statutory obligation to provide their interstate services on a non-discriminatory basis. The FCC is also considering whether wireless providers should be required to offer unbundled communications capacity to resellers who intend to operate their own switching facilities. The FCC also is considering in a rulemaking proceeding whether to allow a secondary market to develop for spectrum.

    The FCC also adopted rules in June 1996 that require local telephone companies and most commercial mobile radio service carriers to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. Initially, the FCC required that most commercial mobile radio service providers be able to deliver calls from their networks to ported numbers anywhere in the country by December 31, 1998. In response to a Cellular Telephone Industry Association petition for forbearance, the FCC has extended until November 24, 2002 the deadline to implement local number portability. The FCC has required that commercial mobile radio service providers must be able to offer their own customers number portability in their switches in the 100 largest metropolitan areas, including the ability to support nationwide roaming, by March 31, 2000. Additionally, carriers were required to request number portability capability in the 100 largest metropolitan areas by June 30, 1999. Commencing in 1999, all carriers were required to begin contributing to the Local Number Portability fund.

    The FCC has adopted rules permitting broadband PCS and other commercial mobile radio service providers to provide traditional telephone services based on wireless technology and other fixed services that would directly compete with the wireline services of local telephone companies. The FCC currently is undertaking a rulemaking proceeding in which it is considering actions to help ensure that competitive telecommunications providers have reasonable and non-discriminatory access to rights-of-way, buildings, rooftops and facilities in multiple tenant environments. In October 2000, the FCC adopted a rule which prohibits telecommunications carriers from entering into contracts to serve multitenant commercial buildings that restrict the property owner's ability to permit building access to other telecommunications companies. The FCC is considering whether to adopt additional building access requirements. In
June 1996, the FCC adopted rules requiring broadband PCS and other commercial mobile radio service providers to implement enhanced emergency 911 capabilities within 18 months after the effective date of the FCC's rules. The FCC revised these rules to extend the compliance deadline for phase I (requiring carriers to transmit a caller's phone number and general location to a Public Safety Answering Point) until January 1, 1999 and for phase II (requiring more precise location information be provided to the Public Safety Answering Point) until October 1, 2001. Carriers are required to begin selling and activating Automatic Location Identification capable handsets no later than March 1, 2001. Further waivers of the enhanced emergency 911 capability requirements may be obtained by individual carriers by filing a waiver request. Congress recently enacted legislation that extends to wireless carriers the same level of immunity from lawsuits that is enjoyed by traditional telephone companies regarding their transmission of emergency calls. Wireless carriers also face certain statutory and regulatory requirements regarding accessibility of wireless services to persons with disabilities.

    COMMUNICATIONS ASSISTANCE FOR LAW ENFORCEMENT ACT

    The Communications Assistance for Law Enforcement Act (CALEA), enacted in 1994 to preserve electronic surveillance capabilities authorized by Federal and state law, requires telecommunications carriers to meet certain "assistance capability requirements." Although those requirements were to have been met by October 25, 1998, they have been extended by the FCC due to the unavailability of equipment which would meet the requirements. The date for CALEA compliance was to have been June 30, 2000. However, many carriers were unable to meet that date because of equipment unavailability. Many carriers petitioned the FCC for extensions of the compliance date. For those companies, the date for compliance with a list of capabilities developed by the Federal Bureau of Investigation known as the "punch list" has been extended until September 30, 2001. Among other things, CALEA provides that a telecommunications carrier meeting certain CALEA standards shall have a safe harbor for purposes of compliance with CALEA. On May 31, 2000, an industry standard known as J-STD-025A was published by the telecommunications industry as an interim standard which defines the interfaces between a telecommunications service provider and a law enforcement agency to assist the law enforcement agency in conducting lawfully authorized electronic surveillance.

    OTHER FEDERAL REGULATIONS

    Wireless systems must comply with certain FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, certain FCC environmental regulations may cause certain radio communications site locations to become subject to regulation under the National Environmental Policy Act. The FCC is required to implement the act by requiring carriers to meet certain land use and radio frequency standards.

    REVIEW OF UNIVERSAL SERVICE REQUIREMENTS

    The FCC is required to establish a "universal service" program to ensure that affordable, quality telecommunications services are available to all Americans, and to support the availability of advanced telecommunications services to schools, libraries, and rural health care centers. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the Sprint PCS' "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. The FCC currently is considering changes to the manner in which universal service contribution assessments on telecommunications service providers are calculated. Depending on what changes, if any, are made to the universal service assessment methodology, the contribution levels of Sprint PCS could be increased or decreased from those levels currently assessed. It is also uncertain whether market forces will enable Sprint PCS to recover some portion or all of its universal service contribution assessments from its customers.

    PARTITIONING; DISAGGREGATION

    The FCC has modified its rules to allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties.

    WIRELESS FACILITIES SITING

    States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of such services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for us, Sprint PCS and other wireless entities to acquire necessary tower sites in the face of local zoning opposition and delays. The FCC is considering numerous requests for preemption of local actions affecting wireless facilities siting.

    EQUAL ACCESS

    Wireless providers are not required to provide equal access to common carriers for toll services. This enables us and Sprint PCS to generate additional revenues by reselling the toll services of Sprint PCS and other long-distance carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll carriers subject to certain conditions.

    STATE REGULATION OF WIRELESS SERVICE

    Section 332 of the Federal Communications Act preempts states from regulating the rates and entry of commercial mobile radio service providers. However, states may petition the FCC to regulate such providers. The FCC may grant such petition if the state demonstrates that:

    - market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

    - when commercial mobile radio service is a replacement for traditional telephone service within the state.

    To date, the FCC has granted no such petition. To the extent we provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certifications and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry.

ITEM 2. PROPERTIES.

    Our headquarters are located in Conshohocken, Pennsylvania and UbiquiTel leases space in a number of locations, primarily for our regional offices, switching centers and retail stores. As of March 5, 2001, our material leased properties were as listed below:

PURPOSE                                    LOCATION             SQUARE FEET   LEASE TERM
- -------                         ------------------------------  -----------   ----------
Office space lease............  One West Elm Street, 4th Floor     20,000     10 years
                                Conshohocken, Pennsylvania

    UbiquiTel has four leased switching centers, one in each major market, and also has leased general administrative office space in each major market. UbiquiTel presently operates six leased retail stores, three in the Reno/Tahoe/Northern California market in Carson City, Reno and Sparks, Nevada, two in the Spokane/Montana market in two locations in Spokane, Washington and one in the Southern Idaho/ Utah/Nevada market in Logan, Utah. By late
April 2001, UbiquiTel expects to be operating an additional eight leased retail stores, two in the Reno/Tahoe/Northern California market in Chico and Redding, California, one in the Spokane/Montana market in Lewiston, Idaho, three in the Southern Idaho/Utah/Nevada market in two locations in Boise, Idaho and one in St. George, Utah, and two in the Southern Indiana/Kentucky market in Evansville and Terre Haute, Indiana.

ITEM 3. LEGAL PROCEEDINGS.

    Neither UbiquiTel nor UbiquiTel Operating Company is a party to any pending legal proceedings that either UbiquiTel or UbiquiTel Operating Company believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted during the fourth quarter of fiscal 2000 to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    (a) Shares of UbiquiTel common stock began trading on The Nasdaq National Market on June 7, 2000 under the symbol "UPCS." Prior to that date, there was no public market for UbiquiTel common stock. On March 27, 2001, there were 171 holders of record of UbiquiTel common stock. There is no public market for the common stock of UbiquiTel Operating Company and all of such stock is held by UbiquiTel.

    The following table lists the high and low sales prices for UbiquiTel common stock for the quarterly periods for the fiscal year ended December 31, 2000, as reported by The Nasdaq National Market.

2000                                                            HIGH       LOW
- ----                                                          --------   --------
Second Quarter (from June 7, 2000 through June 30, 2000)....  $10.00      $7.00
Third Quarter (ended September 30, 2000)....................   12.0625     7.00
Fourth Quarter (ended December 31, 2000)....................    9.375      3.125

    UbiquiTel has never paid any cash dividends on its common stock. UbiquiTel intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

    (b) Reference is made to Note 8 to the Consolidated Financial Statements of UbiquiTel included elsewhere herein for a description of stock options granted to our employees to purchase shares of UbiquiTel common stock during the year ended December 31, 2000. The issuance of such securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon
Section 4(2) or Rule 701 thereof, in each case as transactions not involving a public offering.

    (c) During the fourth quarter of fiscal 2000, UbiquiTel used the balance of the approximately $106.2 million of aggregate proceeds from its initial public offering of common stock in June 2000 to partially fund the construction of our PCS network and general corporate purposes, including working capital and the funding of operating losses.

ITEM 6. SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OPERATING DATA

UBIQUITEL INC.

    In the table below, we provide you with selected historical consolidated financial and operating data for the year ended December 31, 2000, and balance sheet data as of December 31, 2000, the period from commencement of operations on September 29, 1999 to December 31, 1999, and balance sheet data as of December 31, 1999, which are derived from and should be read in conjunction with the audited consolidated financial statements of UbiquiTel Inc. and subsidiaries included elsewhere herein. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                      PERIOD FROM
                                                                                     SEPTEMBER 29,
                                                                                   1999 (INCEPTION)
                                                                  YEAR ENDED        TO DECEMBER 31,
                                                              DECEMBER 31, 2000          1999
                                                              ------------------   -----------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Total revenues..............................................       $  9,283             $    --
Costs and expenses:
  Cost of service and operations and products...............         10,919                  --
  Selling and marketing.....................................          4,166                  --
  General and administrative expenses including non-cash
    compensation charges....................................          7,960               1,949
  Depreciation and amortization.............................          3,134                  --
                                                                   --------             -------
Total costs and expenses....................................         26,179               1,949
Operating loss..............................................        (16,896)             (1,949)
                                                                   ========             =======
Net loss....................................................       $(42,418)            $(1,987)
                                                                   ========             =======
  Pro forma basic and diluted net loss per share of common
    stock(1)................................................       $  (0.76)            $ (0.04)
                                                                   ========             =======
BALANCE SHEET DATA:
  Cash and cash equivalents.................................       $147,706             $23,959
  Restricted cash...........................................        105,000                  --
  Property and equipment and construction in progress.......        119,872               4,086
  Total assets..............................................        406,095              30,191
  Long-term debt............................................        258,363               5,812
  Total liabilities.........................................        282,348              11,955
  Total stockholders' equity................................        123,177              15,478

- --------------------------
(1) Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to the conversion of preferred stock into common stock upon the initial public offering and the exercise of warrants to purchase 4,978,150 shares of common stock which were issued in connection with the 12% senior subordinated note.

SPOKANE DISTRICT

    The selected financial data presented below for each of the three years in the period ended December 31, 1999 are derived from the audited financial statements of the Spokane District (wholly owned by Sprint Spectrum L.P. through April 15, 2000), the predecessor of UbiquiTel Inc. and its subsidiaries. The selected summary financial data presented below as of March 31, 2000 and for the three-month periods ended March 31, 1999 and 2000) have been derived from unaudited financial statements of the Spokane District, which have been prepared on the same basis as the Spokane District's audited financial statements and, in the opinion of Sprint Spectrum L.P.'s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for these periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that could have been expected for the full year. The Spokane District did not launch operations until December 16, 1996. As a result, we have not presented financial data for 1996 because revenues were less than $10,000. The data set forth below should be read in conjunction with the Spokane District's financial statements and accompanying notes included elsewhere herein.

                                                                                         THREE MONTHS
                                                        YEAR ENDED DECEMBER 31,         ENDED MARCH 31,
                                                     ------------------------------   -------------------
                                                       1997       1998       1999       1999       2000
                                                     --------   --------   --------   --------   --------
                                                                                          (UNAUDITED)
STATEMENT OF OPERATIONS DATA:
Net revenues.......................................  $ 1,246     $3,280     $5,625     $1,136     $1,574
Expenses:
  Cost of service and equipment....................    2,903      3,970      5,046        747        779
  Selling, general and administrative expense......    8,168      4,470      5,419        997      1,214
  Depreciation.....................................    2,968      3,112      3,471        828        931
                                                     -------     ------     ------     ------     ------
Expenses in excess of net revenues.................  $12,793     $8,272     $8,311     $1,436     $1,350
                                                     =======     ======     ======     ======     ======

                                                          AS OF DECEMBER 31,
                                                          -------------------
                                                            1998       1999     AS OF MARCH 31, 2000
                                                          --------   --------   --------------------
                                                            (IN THOUSANDS)          (UNAUDITED)
BALANCE SHEET DATA:
  Total assets purchased................................  $19,551    $19,784           $19,025

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This annual report on Form 10-K contains statements about future events and expectations, which are "forward-looking statements." Any statement in this Form 10-K that is not a statement of historical fact may be deemed to be a forward-looking statement. These statements include:

    - estimates of current and future population for our markets;

    - forecasts of growth in the number of consumers using PCS services;

    - statements regarding our anticipated revenues, expense levels, liquidity and capital resources and projections of when we will launch commercial PCS service and achieve break-even operating cash flow;

    - statements regarding UbiquiTel's proposed acquisition of VIA Wireless; and

    - other statements, including statements containing words such as "anticipate," "believe," "plan," "estimate," "expect," "seek," "intend" and other similar words that signify forward-looking statements.

    These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Specific factors that might cause such a difference include, but are not limited to:

    - UbiquiTel's ability to finance future growth opportunities;

    - the ability to successfully complete the build-out of UbiquiTel's portion of the Sprint PCS network in an efficient and timely manner;

    - UbiquiTel's limited operating history and anticipation of future losses;

    - UbiquiTel's dependence on Sprint PCS' back office services;

    - potential fluctuations in UbiquiTel's operating results;

    - changes or advances in technology;

    - changes in governmental regulation;

    - competition in the industry and markets in which UbiquiTel operates;

    - future acquisitions;

    - UbiquiTel's ability to manage rapid growth and expansion;

    - UbiquiTel's ability to attract and retain skilled personnel; and

    - general economic and business conditions.

    These and other applicable risks are described under the caption "Risk Factors" in UbiquiTel's Registration Statement on Form S-1 (Registration
No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000, as well as in its Registration Statement on Form S-4 to be filed with the Securities and Exchange Commission in connection with the proposed acquisition of VIA Wireless.

    Until June 30, 2000, we were a development stage company, and we intend to significantly expand our operations. Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

OVERVIEW

    In October 1998, a limited liability company whose sole member was The Walter Group, entered into a management agreement with Sprint PCS whereby it became the Sprint PCS affiliate with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in the Reno/Tahoe market. The limited liability company subsequently changed its name to UbiquiTel L.L.C. In November 1999, UbiquiTel L.L.C. assigned the management and related agreements to UbiquiTel Inc. UbiquiTel L.L.C. had no operations or financial transactions prior to the assignment of these agreements to UbiquiTel Inc.

    In December 1999, we amended our management agreement with Sprint PCS to expand to markets to include a total of 7.7 million residents in the western and midwestern United States.

    In March 2000, UbiquiTel Operating Company entered into a new
$250.0 million credit facility.

    In April 2000, we completed a sale of 300,000 units consisting of senior subordinated discount notes and warrants to purchase, in the aggregate, 3,579,000 shares of UbiquiTel's common stock. We received gross proceeds of approximately $152.3 million from the sale of the units.

    In April 2000, we acquired Sprint PCS' Spokane, Washington PCS network and related assets for $35.5 million cash. We acquired switching equipment, transmitting and receiving equipment at 41 radio communications sites, ancillary equipment, prepaid expenses, goodwill and customer lists. The Spokane market did not launch operations until December 16, 1996, and had no significant revenues until 1997. We also acquired from Sprint certain network equipment in Logan, Utah and Las Vegas, Nevada.

    In June 2000, UbiquiTel sold 12,500,000 shares of its common stock in its initial public offering. In July 2000, UbiquiTel sold an additional 780,000 shares of its common stock upon exercise of a portion of the underwriters' overallotment option. We received gross proceeds of approximately
$106.2 million from the offering, including the exercise of the overallotment option.

    We have commenced operations in a total of two markets which are Reno/Tahoe and Spokane, and limited operations in a total of three markets which are Northern California, Grass Valley and Utah for a total coverage of approximately
2.2 million residents as of December 31, 2000. As of December 31, 2000, we had approximately 16,600 subscribers. We expect to cover approximately 55% of the resident population in our markets by the end of 2001.

    Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. From our inception on September 29, 1999 through December 31, 2000, we have incurred losses of approximately $44.4 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we develop and construct our PCS network and build our customer base. Through December 31, 2000, we incurred approximately $121.9 million of capital expenditures, inclusive of approximately $18.4 million worth of network equipment acquired as part of Spokane market purchase.

    As a Sprint PCS affiliate, we do not own the licenses to operate our network and instead, we pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores, on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-Sprint PCS customers. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS paid approximately $90.0 million for the PCS licenses in our markets and will incur additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of other Sprint PCS affiliates.

    As a Sprint PCS affiliate, we purchase a full suite of support services from Sprint PCS. Initially, the charges for these services will be lower than if we provided these services ourselves. In addition, we expect that, by using these established services, our capital expenditures and demands on our management's time in connection with support services will be lower than if we developed and provided the services ourselves. We have access to these services during the term of our Sprint PCS management agreement unless Sprint PCS provides us at least nine months' advance notice of its intention to terminate any particular service. Because of the economic benefits to us, we are purchasing: customer billing and collections; customer care; subscriber activation including credit verification; handset logistics; network operations control center monitoring; national platform interconnectivity; voice mail; directory assistance and operator services; long distance; and roaming clearinghouse services. If Sprint PCS terminates any of these services or increases the amount it charges us for any of these services, our operating costs may increase and our operations may be interrupted or restricted.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000

CUSTOMER ADDITIONS

    As of December 31, 2000, the company provided personal communication services to approximately 16,600 customers resulting from the acquisition of Spokane market from Sprint on April 15, 2000 and subsequent activations in our five markets.

REVENUES

       SUBSCRIBER REVENUE. Subscriber revenue for the year ended December 31, 2000 was approximately $5.7 million. This consisted of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our territory. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plan. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued from month-to-month.

       SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the year ended December 31, 2000, we generated approximately $3.0 million in travel revenue from our networks in the five markets where we have launched full and limited operations.

       NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $194,000 in non-Sprint roaming revenue during the year.

    During the year ended December 31, 2000, our average monthly revenue per user including travel and roaming revenues, was approximately $91, and without roaming and travel revenues was approximately $59.

       OTHER REVENUE. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales revenue. We generated approximately $703,000 in product sales during the year ended
       December 31, 2000.

       SALES INCENTIVES. UbiquiTel offers sales incentive to customers based on participation in Sprint PCS nationwide plans or on some company-specific incentive programs. Some of these incentives result in a reduction of customer invoices. Following the adoption of Emerging Issue Task Force Issue No. 00-14 in the fourth quarter of 2000, the company recognized a reduction in revenue of approximately $274,000. This was netted against reported other revenue for the year.

COST OF SERVICE AND OPERATIONS

       NETWORK OPERATIONS EXPENSES.  Expenses totaling approximately
       $6.8 million were incurred during the year ended December 31, 2000 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges.

       ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. Pursuant to our management agreement, Sprint PCS can change this rate. We pay roaming fees to other wireless providers when our customers use their network. During the year ended December 31, 2000, we paid a total of approximately $1.5 million in roaming and travel fees.

       OPERATING EXPENSES. Other operating expenses totaling approximately $852,000 were incurred during the year ended December 31, 2000. This included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care, as well as our bad debt expense for the year.

COST OF PRODUCTS SOLD

    The cost of products sold totaled approximately $1.7 million during the year ended December 31, 2000. This includes the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

SELLING AND MARKETING

    Selling expenses relate to our distribution channels, sales representatives, sales support personnel, our retail stores, advertising programs and residual commissions. We incurred expenses of approximately $4.2 million during the year ended December 31, 2000. At December 31, 2000, there were approximately 75 employees performing sales and marketing functions.

GENERAL AND ADMINISTRATIVE

    We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $7.5 million during the year ended
December 31, 2000. General and administrative expenses include our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also includes the fees we paid to Sprint PCS for management support.

NON-CASH COMPENSATION FOR GENERAL AND ADMINISTRATIVE MATTERS

    During the year ended December 31, 2000, non-cash compensation for general and administrative matters totaled approximately $491,000. The company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the company's stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense for the year ended December 31, 2000 totaled approximately $3.1 million. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

INTEREST INCOME

    For the year ended December 31, 2000, interest income was approximately $12.9 million. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in short-term liquid investments. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income in future years.

INTEREST EXPENSE

    Interest expense totaled approximately $23.8 million during the year ended December 31, 2000. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at prime rate plus specified margin until May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on monthly contracts.

    Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

NET LOSS

    For the year ended December 31, 2000, our net loss was approximately
$42.4 million, which included $10.4 million in payment and stock dividend accretion upon conversion of preferred stock to common stock and a $4.2 million extraordinary expense in connection with early extinguishments of debt.

FOR THE PERIOD FROM SEPTEMBER 29, 1999 (INCEPTION) TO DECEMBER 31, 1999

    From September 29, 1999 (inception) through December 31, 1999, our operating activities were focused primarily on developing a PCS business in portions of Nevada, including Reno, Carson City, Lake Tahoe and the transportation corridor west along I-80 to Auburn, California. During this period we did not generate any revenues and, as a result, have incurred operating losses since inception. During this period, total cumulative expenses of approximately $2.0 million were incurred. These expenses related to non-cash compensation for general and administrative matters, salaries and benefits, professional fees and interest expense.

    Non-cash compensation for general and administrative matters totaled approximately $1.4 million for the period. This expense was determined using the provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and was based on the fair market value of the common stock underlying the options issued on November 1, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    Since inception, our activities have consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. We have relied on the proceeds from equity and debt financing, rather than revenues, as our primary sources of capital. Specifically, operations during this development phase have been funded through equity infusions of $148.2 million in the form of preferred stock and our initial public offering and the proceeds of senior subordinated discount notes of $152.3 million. Cash interest on the senior subordinated discount notes will become payable on October 15, 2005.

    Completion of our PCS network will require substantial capital. Our build-out plan includes the installation of three switches and over 500 radio communications sites by the end of 2001. In addition, we will develop approximately 25 company-owned Sprint PCS stores and associated administrative systems within the same time period. As of December 31, 2000, we have completed the construction of six retail stores. We also had 137 radio communications sites generating revenues as of December 31, 2000.

    On March 31, 2000, we signed a senior secured credit agreement with Paribas. As of December 31, 2000, the senior credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. Concurrently with the closing of our senior subordinated discount notes, we borrowed $75.0 million of term loans, which were funded into an escrow account. Also, on October 13, 2000, we made a drawing under the term loan A of $30.0 million as required under the credit agreement. The proceeds were also funded into the escrow account. These borrowings under the credit facility at December 31, 2000 bear interest at LIBOR plus 4.25% for the term loan B and LIBOR plus 3.25% for the term loan A. The escrow account will remain the property of our lenders and will not be released to us if an event of default has occurred under the credit agreement. Additionally, the escrow account will not be released to us until specified conditions have been satisfied. These conditions include, among others, evidence that we have used all of the proceeds from our sale of UbiquiTel Operating Company's senior subordinated discount notes and from our initial public offering to pay fees and expenses in connection with these offerings, to fund the build-out of our network or for other general corporate and working capital purposes. Additional borrowings under our senior credit facility must be placed into escrow until the conditions to release our initial borrowing of $75.0 million have been satisfied. Our senior credit facility contains financial and other covenants customary for the wireless industry, and is secured by a first priority lien on our assets and a pledge by UbiquiTel of the capital stock of UbiquiTel Operating Company. Scheduled amortization payments of principal for the term loans under the senior credit facility begin on June 30, 2004. For purposes of funding a portion of our proposed acquisition of VIA Wireless, we recently increased our credit facility by $50 million. This $50 million increase has been funded into escrow along with the other current borrowings under the senior credit facility. For additional information regarding the $50 million increase in our senior credit facility, see Note 16 to the consolidated financial statements of UbiquiTel included elsewhere herein.

    As of December 31, 2000, we had approximately $147.7 million in cash and cash equivalents, and an additional $105.0 million in an escrow account subject to release pending satisfaction of certain conditions under our senior credit facility. Working capital was approximately $128.2 million.

    Net cash used by operating activities was approximately $6.1 million for the year ended December 31, 2000. This was primarily attributable to the operating loss of approximately $27.8 million being partly offset by noncash items of approximately $21.6 and cash generated from working capital of approximately $90,000.

    Net cash used in investing activities was approximately $227.1 million during the year ended December 31, 2000. The expenditures were related primarily to the purchase of the Spokane market for approximately $35.5 million and payment of $83.1 million for equipment needed in the construction of our portion of the Sprint PCS network. Cash used in investing activities also included an investment of $105.0 million of restricted cash in short-term securities and an additional $3.5 million in other network assets acquired.

    Net cash provided by financing activities was approximately $388.5 million, consisting primarily of preferred stock issued of $25.0 million, proceeds of $152.3 million from the senior subordinated discount notes, $105.0 million drawing under the senior credit facility and the $106.2 million proceeds from the initial public offering. The proceeds were reduced by financing costs and IPO costs of approximately $22.5 million, preferred dividend payments of approximately $1.0 million and the repayment of an $8.0 million term loan.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK.

    For the year ended December 31, 2000, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures presented in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000, except as noted below.

    Our senior credit facility is subject to market risk and interest rate changes. At our option, the term loans under the credit facility bear interest at either LIBOR plus a specified margin or prime plus a specified margin. The outstanding principal balance on the credit facility was approximately
$105.0 million at December 31, 2000. Considering this total outstanding balance of approximately $105.0 million at December 31, 2000, a 1% change in interest rate would result in an increase in pre-tax losses of approximately $1,050,000 per year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    Reference is made to Item 14 for the financial statements meeting the requirements of Regulation S-X.

    UbiquiTel's selected quarterly financial results of operations (unaudited) for each full quarter for fiscal year 2000 and the period from inception (September 29, 1999) to December 31, 1999 are as follows:

                                                                      QUARTER ENDED
                                                   ---------------------------------------------------
                                                   MARCH 31    JUNE 30    SEPTEMBER 30    DECEMBER 31
                                                   ---------   --------   -------------   ------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Total revenues.................................  $     69    $  2,232      $ 3,251        $  3,731
  Operating loss.................................      (876)     (2,771)      (4,722)         (8,527)
  Net loss.......................................   (11,876)    (11,316)      (7,586)        (11,640)
  Basic and diluted earnings per share...........  $  (0.28)   $  (0.22)     $ (0.12)       $  (0.19)

1999
  Total revenues.................................  $     --    $     --      $    --        $     --
  Operating loss.................................        --          --           --          (1,949)
  Net loss.......................................        --          --           --          (1,987)
  Basic and diluted earnings per share...........  $     --    $     --      $    --        $   0.04

    The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

EXECUTIVE OFFICERS AND DIRECTORS

    The following table presents information with respect to our executive officers and directors as of March 5, 2001.

NAME                                    AGE                    POSITION
- ----                                  --------   ------------------------------------
Donald A. Harris....................     47      Chairman of the Board, President and
                                                 Chief Executive Officer
Dean E. Russell.....................     49      Chief Operating Officer
Peter Lucas.........................     46      Interim Chief Financial Officer and
                                                 Director
Patricia E. Knese...................     42      Vice President, General Counsel and
                                                 Secretary
Andrew W. Buffmire..................     54      Vice President--Business Development
Robert A. Berlacher.................     46      Director
James E. Blake......................     73      Director
Bruce E. Toll.......................     57      Director
Eve M. Trkla........................     38      Director
Joseph N. Walter....................     48      Director

    DONALD A. HARRIS has served as our President and Chief Executive Officer and as a director since our inception and was appointed Chairman of the Board in May 2000. Mr. Harris has more than 17 years of experience in the telecommunications industry, and is the former president of Comcast Cellular Communications, Inc., and a former senior vice president of Comcast Corporation. He also participated in Comcast's efforts on the board of Nextel. Mr. Harris managed the build-out of and had operating responsibility for Comcast's cellular operations in Pennsylvania, New Jersey and Delaware with over 8 million residents. Mr. Harris was also responsible for Comcast's PCS experimental trials. Prior to joining Comcast in February 1992, Mr. Harris was Vice President/General Manager of PacTel Cellular's Los Angeles office, the then largest traditional cellular operation in the United States. He also held several senior management positions with PacTel, including Vice President of Corporate Development, and President and Chief Executive Officer of the San Francisco Cellular Partnership. Mr. Harris began his career in the cellular communications industry as a consultant with McKinsey & Company. Mr. Harris is a graduate of the United States Military Academy at West Point and holds a Master of Business Administration degree from Columbia University.

    DEAN E. RUSSELL has been our Chief Operating Officer since November 1999. He is responsible for overseeing all of the functional areas of our operations including sales and marketing, network and field operations, and human resources. Prior to joining us, Mr. Russell was part of the executive management team of Education Management Corporation from October 1997 to November 1999. He held various positions with Education Management Corporation including Director of Operations for the Art Institute of Fort Lauderdale and President of the Art Institute International at San Francisco. Previously, Mr. Russell was the General Sales Manager for Comcast Cellular Communications, Inc. in Atlantic City and Cape May County in New Jersey from October 1995 to October 1997. Prior to joining Comcast Cellular Communications, Inc., Mr. Russell served in the United States Army for 20 years before retiring as a Lieutenant Colonel. Mr. Russell has 26 years of leadership experience including hands on experience managing diverse operations. Mr. Russell holds a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, a Master of Education degree from the University of Georgia and a Master of Business Administration degree in International Business from Long Island University.

    PETER LUCAS has been a director since our inception and is currently serving as our Interim Chief Financial Officer. Mr. Lucas served as Chief Financial Officer of WesTower Corporation, a public provider of telecommunications sites and wireless network services, from April 1997 to September 1999. Mr. Lucas also served as Chief Financial Officer of Cotton Valley Resources Corporation, a Dallas-based public oil and gas company, from August 1995 to April 1997.
Mr. Lucas received a Bachelor of Commerce degree from the University of Alberta.

    PATRICIA E. KNESE joined UbiquiTel in November 2000 as Vice President and General Counsel, and in February 2001 she was appointed Secretary of the company. From May 1999 to November 2000, Ms. Knese served as Head Transactions and E-Health Counsel for Aetna U.S. Healthcare Inc., the Hartford, Connecticut-based health benefits company, and as General Counsel for InteliHealth Inc., an Aetna Internet subsidiary, where she was responsible for mergers and acquisitions, strategic relationships and investments, and licensing and other e-commerce related legal matters. Prior to joining Aetna, from September 1993 to April 1999 she was an attorney at Morgan, Lewis & Bockius LLP's Philadelphia office in the Business and Finance area of the firm, and served as a federal judicial clerk for the United States District Court for the District of Delaware from September 1992 to August 1993. She also has 10 years of management experience in the automotive industry, most recently with Subaru of America, Inc. from mid-1983 through 1990, and with Chrysler Corporation's Philadelphia zone office from 1981 to mid-1983. Ms. Knese holds a Bachelor of Science degree in Management/Marketing from Saint Joseph's University, a Master of Business Administration degree from Drexel University and a Juris Doctor degree, SUMMA CUM LAUDE, from Temple University School of Law.

    ANDREW W. BUFFMIRE joined UbiquiTel in May 2000 as Vice President--Business Development. He is responsible for the development and negotiation of strategic business transactions. Prior to joining us, Mr. Buffmire was a Director in the Sprint PCS Affiliates Program. He joined Sprint PCS in January 1996 during its initial development stage. At Sprint PCS he led the state-related regulatory compliance, network infrastructure and interconnection negotiations for the market entry of Sprint PCS and provided legal counsel for various aspects of the network build-out. Before joining Sprint PCS, Mr. Buffmire was an attorney in private legal practice in Salt Lake City, Utah for 16 years, with the exception of two years (1985-1987), when he was the founder, general counsel and registered principal of an NASD-registered investment banking firm.
Mr. Buffmire interned with the Commission of the European Economic Community
(EU) in Brussels, Belgium. He has a Bachelor of Arts degree in International Relations from the University of Southern California, a Juris Doctor degree from the University of Utah and a Master of Laws degree from the London School of Economics and Political Science.

    ROBERT A. BERLACHER has been a director since our inception. Mr. Berlacher is President of LIP Advisors, Inc., the General Partner of Lancaster Investment Partners, LP, a technology, telecommunications and healthcare investment partnership based in King of Prussia, Pennsylvania. Mr. Berlacher is also a co-founder and director of EGE Holdings, Ltd., a holding company with ownership interests in investment banking, money management and venture capital. While co-founding EGE Holdings, Ltd., Mr. Berlacher was also a Managing Director of Boenning & Scattergood, Inc. from January 1997 to September 1999, and was a Managing Director and shareholder of Pacific Growth Equities, Inc. from
March 1995 to January 1997. Mr. Berlacher received a Bachelor of Science degree in Business Administration-Finance from Cornell University.

    JAMES E. BLAKE has been a director since September 2000. Mr. Blake is a consultant to domestic and international telecommunications partnerships, engineering and electronic mass communication companies. In his role, he utilizes his unique experience in PCN in the United Kingdom, and cellular in the United States to assist companies in organizational development, financing and strategic planning. Mr. Blake served as Chairman of the Board of Coral Systems, Incorporated, Longmont, Colorado, from 1991 to 1995, which developed, marketed and supported integrated products and services to improve wireless telecommunications carriers' acquisition and retention process. While at Coral Systems, Incorporated, he counseled management on strategies for financing and marketing, and facilitated establishment of domestic and foreign distribution channels. Prior to that, he was Chief Executive Officer of MicroTel from January 1990 to February 1991, President of Cellular One from
December 1983 to December 1989 and President of Pyle-National from 1976 to 1983. Mr. Blake is a 1949 CUM LAUDE graduate in Business Administration from Syracuse University.

    BRUCE E. TOLL has been a director since September 2000. Mr. Toll is a founder and Vice-Chairman of Toll Brothers, Inc. Mr. Toll co-founded Toll Brothers, Inc. (NYSE: TOL) in 1967, which today is the leading builder of luxury homes in the United States. Mr. Toll is a principal of BET Associates, L.P.
Mr. Toll is a director of Assisted Living Concepts, Inc. Mr. Toll holds a Bachelor of Arts degree from the University of Miami and attended the graduate school of business at the University of Miami.

    EVE M. TRKLA has been a director since our inception. Ms. Trkla is the Co-Founder, Senior Managing Director and Chief Financial Officer of Brookwood Financial Partners, L.P. and its affiliated companies, Brookwood Securities Partners, L.P., Brookwood Management Partners, L.P. and Brookwood Capital Partners, L.P. Ms. Trkla oversees the financial administration of Brookwood and its affiliates and the origination, evaluation, structuring and acquisition of real estate and private company investments. Brookwood is a Boston-based private investment and merchant-banking firm which specializes in acquiring and managing real estate and in providing equity and bridge financing to private companies. Since its founding in 1993, Brookwood and its affiliated entities have acquired real estate and corporate assets with a realized and current value in excess of $400 million. Prior to co-founding Brookwood, Ms. Trkla was the Senior Credit Officer at The First National Bank of Ipswich, where she created and managed the credit administration function for this $130 million community bank. Ms. Trkla spent the first eight years of her career at the First National Bank of Boston as a lender specializing in large corporate acquisition finance. Ms. Trkla is a CUM LAUDE graduate of Princeton University.

    JOSEPH N. WALTER has been a director since our inception. Mr. Walter founded The Walter Group, Inc., an international consulting and project management firm specializing in telecommunications companies, in 1988 and currently serves as its Chairman and Chief Executive Officer. In January 2000, The Walter Group sold its consulting and project management group to Wireless Facilities, Inc. The Walter Group continues to maintain investments in a variety of telecommunications-based companies. Prior to establishing The Walter Group, Mr. Walter served as Senior Vice President for McCaw Cellular
Communications, Inc. and was responsible for the corporate headquarters group of the company. During his tenure at McCaw Cellular, Mr. Walter was also responsible for establishing McCaw Space Technologies, Inc. and McCaw Government Services, Inc. He served with McCaw Cellular from 1983 to 1988. Mr. Walter holds undergraduate degrees in biological science and social ecology from the University of California, Irvine and a Master of Business Administration from the University of Washington.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all
Section 16(a) reports they file.

    To our knowledge, based solely on a review of the copies of such reports furnished to us and representations that no other reports were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10 percent beneficial owners were complied with during the year ended December 31, 2000, except that Patricia E. Knese filed her initial report on Form 3 in an untimely manner and Peter Lucas and Eve Trkla reported in an untimely manner changes in ownership that were attributable to distributions of UbiquiTel common stock made by limited liability companies affiliated with such persons.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table sets forth information concerning total compensation earned or paid to our Chief Executive Officer and our four most highly compensated executive officers who served in such capacities as of December 31, 2000, collectively referred to below as the "named executive officers," for the fiscal years ended December 31, 1999 and 2000:

                           SUMMARY COMPENSATION TABLE

                                                                           SECURITIES
                                                  ANNUAL COMPENSATION      UNDERLYING
                                                -----------------------   OPTION AWARDS      ALL OTHER
NAME AND PRINCIPAL POSITION            YEAR     SALARY ($)    BONUS ($)   (# OF SHARES)   COMPENSATION ($)
- ---------------------------          --------   -----------   ---------   -------------   ----------------
Donald A. Harris ..................    1999      19,231(1)          --    2,550,000(2)     1,193,505(3)
  Chairman, President and Chief        2000     201,154             --           --            2,112(4)
  Executive Officer
Dean E. Russell ...................    1999          --             --      300,000(5)            --
  Chief Operating Officer              2000     181,154        150,960      300,000(6)       138,442(7)
Peter Lucas .......................    1999          --             --           --               --
  Interim Chief Financial Officer      2000     200,000(8)          --           --               --
Patricia E. Knese .................    1999          --             --           --               --
  Vice President and General           2000      18,462(9)      10,000       75,000(10)          554(11)
  Counsel
Andrew W. Buffmire ................    1999          --             --           --               --
  Vice President--Business             2000      95,192(12)     23,733       75,000(13)       67,059(14)
  Development

- ------------------------

(1) Mr. Harris' annualized salary was $200,000 for 1999. However, he did not begin to draw any salary until December 1999.

(2) In December 1999, UbiquiTel granted Mr. Harris stock options to purchase up to 2,550,000 shares of UbiquiTel's common stock at an exercise price of $0.50 per share. Subject to earlier vesting upon a change of control, the options vest in three equal annual installments beginning on November 29, 2000.

(3) Of such amount, $993,505 represents non-cash compensation expense recorded by us in connection with issuing shares of our non-voting common stock to Mr. Harris under the founders stock agreement. The remaining $200,000 represents a payment by us to Mr. Harris for services rendered prior to our incorporation.

(4) Represents the amount contributed by UbiquiTel as a company match to Mr. Harris' 401(k) plan.

(5) In October 1999, UbiquiTel granted Mr. Russell stock options to purchase up to 300,000 shares of UbiquiTel's common stock at an exercise price of $0.50 per share. Subject to earlier vesting upon a change of control, the options vest in four equal installments beginning on October 25, 2000.

(6) At UbiquiTel's initial public offering, on June 8, 2000, UbiquiTel granted Mr. Russell stock options to purchase up to 300,000 shares of UbiquiTel's common stock at an exercise price of $8.00 per share, the price per share to the public of the stock in the initial public offering. Subject to earlier vesting upon a change of control, the options vest in four equal annual installments beginning on October 25, 2000.

(7) Of such amount, $2,025 represents the amount contributed by UbiquiTel as a company match to Mr. Russell's 401(k) plan, $36,417 represents relocation expenses reimbursed on a gross basis to Mr. Russell and $100,000 represents amounts advanced to Mr. Russell for relocation expenses.

(8) Mr. Lucas, a member of UbiquiTel's board of directors, is presently serving as the company's Interim Chief Financial Officer and also acted in this capacity during other periods in 2000. Kerry K. Pierce served as our Chief Financial Officer beginning on September 5, 2000 until his death on November 2, 2000. Mr. Pierce's annual base salary for 2000 was $180,000 and his compensation paid during 2000 included salary of $30,462, bonus of $42,500, relocation expenses of $59,355 and company-paid match to his 401(k) plan of $623. UbiquiTel is currently conducting a search for a Chief Financial Officer and expects to provide annual compensation customary for a position of this type within its industry.

(9) Ms. Knese's annualized salary was $160,000 for 2000, and the amount shown represents salary paid during 2000 beginning on her hire date of November 20, 2000.

(10) On her hire date of November 20, 2000, UbiquiTel granted Ms. Knese stock options to purchase up to 75,000 shares of UbiquiTel's common stock at an exercise price of $5.938 per share, the closing price of the stock on the date of grant. Subject to earlier vesting upon a change of control, the options vest in four equal annual installments beginning on November 20, 2001.

(11) Represents the amount contributed by UbiquiTel as a company match to Ms. Knese's 401(k) plan.

(12) Mr. Buffmire's annualized salary was $150,000 for 2000, and the amount shown represents salary paid during 2000 beginning on his hire date of May 15, 2000.

(13) At UbiquiTel's initial public offering, on June 8, 2000, UbiquiTel granted Mr. Buffmire stock options to purchase up to 75,000 shares of UbiquiTel's common stock at an exercise price of $8.00 per share, the price per share to the public of the stock in the initial public offering. Subject to earlier vesting upon a change of control, the options vest in four equal annual installments beginning on May 15, 2001.

(14) Of such amount, $1,558 represents the amount contributed by UbiquiTel as a company match to Mr. Buffmire's 401(k) plan and $65,501 represents relocation expenses reimbursed on a gross basis to Mr. Buffmire.

                       OPTION GRANTS IN 2000 FISCAL YEAR

    The following table sets forth each grant of stock options to acquire shares of UbiquiTel's common stock made during the year ended December 31, 2000 to each of the named executive officers. No stock appreciation rights were granted to these individuals during that year.

                                            INDIVIDUAL GRANTS
                                   -----------------------------------                POTENTIAL REALIZABLE VALUE
                                                % OF TOTAL                              AT ASSUMED ANNUAL RATES
                                   NUMBER OF     OPTIONS                                    OF STOCK PRICE
                                   SECURITIES   GRANTED TO   EXERCISE                   APPRECIATION FOR OPTION
                                   UNDERLYING   EMPLOYEES     OR BASE                           TERM(3)
                                    OPTIONS     IN FISCAL      PRICE     EXPIRATION   ---------------------------
NAME                               GRANTED(1)      YEAR      ($)/(SH)       DATE         5%($)          10%($)
- ----                               ----------   ----------   ---------   ----------   ------------   ------------
Donald A. Harris.................        --          --      --                 --             --             --
Dean E. Russell..................   300,000        24.7%     $8.00(2)      6/07/10     $1,509,348     $3,824,982
Peter Lucas......................        --          --      --                 --             --             --
Patricia E. Knese................    75,000         6.2%     $5.938       11/19/10     $  280,078     $  709,773
Andrew W. Buffmire...............    75,000         6.2%     $8.00(2)      6/07/10     $  377,337     $  956,246

- ------------------------

(1) Subject to earlier vesting upon a change of control, the options granted to Mr. Russell vest annually in four equal installments beginning on October 25, 2000, the options granted to Ms. Knese vest annually in four equal installments beginning on November 20, 2001 and the options granted to Mr. Buffmire vest annually in four equal installments beginning on May 15, 2001.

(2) Prior to UbiquiTel's initial public offering, there had been no public market for its common stock. The exercise price of each of these options is equal to the price per share to the public in UbiquiTel's initial public offering.

(3) Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the option term. The amounts have been calculated based on the assumed appreciation rates shown in the table, assuming, as applicable, a per share market price equal to UbiquiTel's initial public offering price of $8.00 per share or the market price on the date of grant. The actual value, if any, a named executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, if the executive were to sell the shares on the date of exercise, so there is no assurance that the value realized will be equal to or near the potential realizable value as calculated in this table.

                       2000 FISCAL YEAR-END OPTION VALUES

    The following table provides summary information regarding options held by each of our named executive officers as of December 31, 2000. No named executive officer exercised stock options during 2000.

                                                          NUMBER OF SECURITIES
                                                               UNDERLYING
                                                         UNEXERCISED OPTIONS AT      VALUE OF UNEXERCISED
                                                              FISCAL YEAR-           IN-THE-MONEY OPTIONS
                            SHARES ACQUIRED    VALUE      END(#) (EXERCISABLE/       AT FISCAL YEAR-END(1)
NAME                        ON EXERCISE(#)    REALIZED       UNEXERCISABLE)       (EXERCISABLE/UNEXERCISABLE)
- ----                        ---------------   --------   ----------------------   ---------------------------
Donald A. Harris..........     --               --         850,000/1,700,000       $4,250,000/$8,500,000
Dean E. Russell...........     --               --          150,000/450,000         $375,000/$1,125,000
Peter Lucas...............     --               --               --/--                     --/--
Patricia E. Knese.........     --               --              0/75,000                   --/--
Andrew W. Buffmire........     --               --              0/75,000                   --/--

- ------------------------

(1) The value of unexercised in-the-money options is based on the closing sale price per share of UbiquiTel's common stock of $5.50 on December 29, 2000.

COMPENSATION OF DIRECTORS

    Each of our independent directors who is not an employee of UbiquiTel or a board designee of one of our stockholders as of the time of UbiquiTel's initial public offering receives an annual fee of $12,000 for serving on our board, plus a $1,000 fee for each regularly scheduled meeting he or she attends, and a $1,000 fee for each special meeting and each committee meeting he or she attends. In addition, each of these independent directors, upon joining our board, receives an option to purchase 20,000 shares of UbiquiTel's common stock at an exercise price equal to the fair market value of the stock on the date of grant. These options will typically vest over three years. During 2000, one director qualified for an option grant under the independent director option plan. James E. Blake was granted an option to purchase up to 20,000 shares of UbiquiTel's common stock at an exercise price of $8.688 per share, the closing price of the stock on the date of grant of September 21, 2000. Subject to earlier vesting upon a change of control, Mr. Blake's options vest in three equal annual installments beginning on September 21, 2001.

EMPLOYMENT AGREEMENTS

    In November 1999, we entered into an employment agreement with Donald A. Harris, our Chairman of the Board, President and Chief Executive Officer.
Mr. Harris' employment agreement is for a three-year term and provides for an annual base salary of $200,000, with a guaranteed annual increase of 5% over the next two years. In addition to his base salary, Mr. Harris is eligible to receive bonuses in such amounts and at such times as determined by the disinterested members of our board of directors. Under the employment agreement, we granted Mr. Harris stock options to purchase 2,550,000 shares of UbiquiTel's common stock at a purchase price of $0.50 per share. Mr. Harris' stock options vest in three equal installments over a period of three years. In the event of a defined change of control, all of these options will become fully exercisable.

    The employment agreement provides that Mr. Harris' employment may be terminated by us with or without cause, as defined in the agreement, at any time or by Mr. Harris for any reason at any time upon thirty days' written notice to us. If Mr. Harris' employment is terminated by us without cause, he is entitled to receive one year's base salary and benefits, and all his unvested stock options will immediately vest on the date of termination. If Mr. Harris's employment is terminated by us for cause, he is not entitled to any compensation or benefits other than unpaid salary and benefits and unreimbursed expenses incurred by him through the date of termination. If
Mr. Harris voluntarily terminates his employment, he is entitled to unpaid salary and benefits and unreimbursed expenses incurred by him through the date of termination. Under the employment agreement, Mr. Harris agreed not to compete in the business of wireless telecommunications either directly or indirectly in our present and future markets during his employment and for a period of one year after his employment is terminated. In addition, Mr. Harris agreed not to disclose any of our confidential information and not to solicit any of our customers or employees during his employment and for a period of one year after his employment is terminated.

    Upon her joining the company in November 2000, UbiquiTel entered into an agreement with Patricia E. Knese, our Vice President and General Counsel, to pay her one year's salary in the event of a change of control of the company in which Ms. Knese's employment is involuntarily terminated.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 2000, Donald A. Harris, a member of our compensation committee, served as both an executive officer and a director. Additionally, during periods of 2000, Peter Lucas, another member of our compensation committee, served as our Interim Chief Financial Officer and as a director. Both continue to serve in those capacities in 2001. Messrs. Harris and Lucas participated in deliberations of the board of directors and of the compensation committee concerning compensation of executive officers. None of the executive officers served as a director or member of the compensation committee or other board committee performing equivalent functions of another corporation, one of whose executive officers served on our board of directors.

LIMITATION ON LIABILITY AND INDEMNIFICATION MATTERS

    Our certificate of incorporation and bylaws limit the liability of directors to the maximum extent permitted by Delaware law. The limitation on our directors' liability may not apply to liabilities arising under the federal securities laws. Our certificate of incorporation and bylaws provide that we shall indemnify our directors and executive officers and may indemnify our other officers and employees and agents and other agents to the fullest extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors and executive officers pursuant to our certificate of incorporation and bylaws, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

    At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

BENEFIT PLANS

    2000 EQUITY INCENTIVE PLAN. Our board of directors has adopted, and our stockholders have approved, the UbiquiTel Inc. 2000 Equity Incentive Plan. The purpose of the equity incentive plan is to attract and retain the services of key management, employees, outside directors and consultants by providing those persons with a proprietary interest in UbiquiTel. The equity incentive plan allows UbiquiTel to provide the proprietary interest through the grant of stock options and other equity-based awards.

    The following is a description of the material terms of the equity incentive plan, and as such is qualified by the actual terms of the equity incentive plan. The compensation committee of our board of directors administers the equity incentive plan.

    The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons. In no event, however, may the committee grant awards relating to more than 4,080,000 shares of UbiquiTel's common stock pursuant to the equity incentive plan. Shares subject to awards that expire or are terminated or canceled prior to exercise or payment, or forfeited or reacquired by us pursuant to rights reserved upon issuance, may be issued again under the equity incentive plan. Awards paid in cash are not counted against the number of shares that may be issued under the equity incentive plan.

    Awards may be satisfied by the delivery of either authorized but unissued common stock or issued common stock held as treasury shares. The committee may grant one or more types of awards in any combination to a particular participant in a particular year. Subject to earlier termination by our board of directors, the equity incentive plan will remain in effect until all awards have been satisfied in stock or in cash or terminated under the terms of the equity incentive plan and all restrictions imposed on stock in connection with its issuance under the equity incentive plan have lapsed. Except in the case of an award of stock to a participant as additional compensation for services to us or our subsidiaries, each award will be confirmed by, and is subject to the terms of, an agreement executed by the participant and us.

    Following is a description of each type of award or grant in respect of UbiquiTel's common stock that may be made under the equity incentive plan.

    STOCK OPTIONS

    Stock options may be incentive stock options that comply with the requirements of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or nonqualified stock options that do not comply with Section 422 of the Code. The committee will determine the exercise price and other terms and conditions of options.

    All incentive options granted expire no later than 10 years after the date of grant. Incentive options may not be granted to any participant who, at the time of the grant, would own (as determined by the Code) more than 10% of the total combined voting power of all classes of our stock or any of our subsidiaries.

    STOCK APPRECIATION RIGHTS AND LIMITED STOCK APPRECIATION RIGHTS

    A stock appreciation right is a right to receive, without payment to us, a number of shares of stock, cash or a combination thereof, as determined by a formula. A limited stock appreciation right is a right to receive, without payment to us, cash in an amount determined by a formula upon specified change in control events. Stock appreciation rights may be granted in conjunction with all or any part of a stock option or independently. Upon the exercise of a stock appreciation right, the participant will be entitled to receive, for each share of common stock to which the exercised stock appreciation right relates, the excess of the fair market value per share of common stock on the date of exercise over the grant price of the stock appreciation right. Stock appreciation rights will have such terms and conditions as may be established by the committee. Upon the exercise of a limited stock appreciation right, the participant will be entitled to receive a cash payment, for each share of common stock to which the exercised limited stock appreciation right relates, equal to the excess of the defined change of control value over the grant price of the limited stock appreciation right.

    RESTRICTED STOCK

    Each restricted stock award will specify the number of shares of restricted stock to be awarded, the price, if any, to be paid by the award recipient and the time during which the stock will be subject to forfeiture, or the conditions upon the satisfaction of which, the restricted stock will vest. The grant and/or the vesting of the restricted stock may be conditioned upon the completion of a specified period of service, upon the attainment of specified performance objectives or upon such other criteria as the committee may determine. The committee may provide that the restricted stock recipient will have the right to vote the restricted stock and receive dividends on the restricted stock.

    OTHER STOCK-BASED AWARDS

    The committee has the authority under the equity incentive plan to make other awards that are valued in whole or in part by reference to, or are payable in or otherwise based upon, shares of common stock, including awards valued by reference to our performance or the performance of our subsidiaries. The committee will determine the participants to whom and the times at which these awards will be made, the number of shares of common stock to be awarded and all other terms and conditions of the awards.

    If, with respect to the common stock, there is any recapitalization, reclassification, stock dividend, stock split, combination of stock or other similar change in stock, the number of shares of common stock issuable or issued under the equity incentive plan, including stock subject to restrictions, options or achievement of performance objectives, shall be adjusted in proportion to the change in the number of outstanding shares of common stock. In the event of any of these adjustments, the board will adjust, to the extent appropriate, the purchase price of any option, the performance objectives of any award and the stock issuable pursuant to any award to provide participants with the same relative rights before and after the adjustment.

    CHANGE IN CONTROL

    The equity incentive plan provides for all awards granted under the equity incentive plan to become fully vested and, if applicable, exercisable upon a change in control. A change in control of UbiquiTel will be deemed to occur for purposes of the equity incentive plan upon any of the following events:

    - the approval by UbiquiTel's shareholders of a reorganization, merger, consolidation or other corporate transaction, not including a public offering of stock under the Securities Act, that results in the persons who were shareholders of UbiquiTel immediately prior to the merger, consolidation or other corporate transaction not owning, immediately after the merger, consolidation or other corporate transaction, more than 50% of the combined voting power entitled to vote generally in the election of directors;

    - individuals who, as of the date the award is granted, constitute the board of directors cease for any reason to constitute at least a majority of the board. Any person who becomes a director after the date of the grant, whose election or nomination for election by UbiquiTel's shareholders was approved by a vote of at least a majority of the incumbent members of the board will, for purposes of the equity incentive plan, be treated as though they were a member of the board as of the date of the grant of the award; or

    - the acquisition (other than from UbiquiTel) by any person, entity or group of more than 30% of either the then outstanding shares of our common stock or the combined voting power of our then outstanding voting securities entitled to vote generally in the election of directors, excluding any acquisitions by:

       - UbiquiTel or its subsidiaries;

       - any person, entity or group that as of the date of the grant of the award owns a controlling interest in UbiquiTel; or

       - any employee benefit plan of UbiquiTel or its subsidiaries.

    FEDERAL INCOME TAX TREATMENT

    The following discussion of certain relevant income tax effects applicable to options, stock appreciation rights, limited stock appreciation rights and other stock-based awards granted under the equity incentive plan is a brief summary only, and reference is made to the Code and the regulations and interpretations issued thereunder for a complete statement of all relevant federal tax consequences. This summary is not intended to be exhaustive and does not state, local or foreign tax consequences.

    A participant generally will not be taxed upon the grant of a non-qualified stock option. Rather, at the time of exercise of the option, the optionee will recognize ordinary income for federal income tax purposes in an amount equal to the excess of the fair market value of the shares purchased over the option price. At the time the option is exercised, UbiquiTel will generally be entitled to a tax deduction equal in amount equal to the ordinary income recognized by the optionee.

    An optionee will not be in receipt of taxable income upon the grant or timely exercise of an incentive stock option. Exercise of an incentive stock option will be timely if made during its term and if the optionee remains an employee of UbiquiTel or its subsidiaries at all times during the period beginning on the date of the grant of the option and ending on the date three months before the date of exercise (or one year before the date of exercise in the case of a disabled optionee). The tax consequences of an untimely exercise of an incentive stock option will be determined in accordance with the rules applicable to non-statutory stock options. UbiquiTel is not entitled to any tax deduction in connection with the grant or exercise of an incentive stock option. However, if the optionee disposes of stock within the holding periods described above, UbiquiTel may be entitled to a tax deduction for the amount of ordinary income, if any, realized by the optionee.

    The recipient of a stock appreciation right or limited stock appreciation right will not be taxed upon the grant. Rather, at the time of exercise of the stock appreciation right, the recipient will recognize ordinary income for federal income tax purposes in an amount equal to the value of the consideration received (i.e., the increase in the appreciation of the underlying common stock). At the time the stock appreciation right is exercised, UbiquiTel will be entitled to a tax deduction equal to the amount of ordinary income recognized by the stock appreciation right recipient.

    The recipient of an award of restricted stock generally will not be taxed upon the grant of the award, but rather will recognize ordinary income in an amount equal to the fair market value of the number of shares of common stock subject to the award at the time the shares are no longer subject to a substantial risk of forfeiture. UbiquiTel will be entitled to a deduction at the time when, and in the amount that, the recipient recognizes ordinary income.

    The equity incentive plan may be amended or terminated at any time by our board of directors, except that no amendment may be made without shareholder approval if such approval is necessary to comply with any tax or regulatory requirement.

    The equity incentive plan is not subject to any provision of the Employee Retirement Income Security Act of 1974 and is not qualified under
Section 401(a) of the Code.

    401(K) RETIREMENT PLAN. We have established a tax qualified employee savings and retirement plan. Employees may elect to contribute up to 15% of their annual compensation on a pre-tax basis, subject to applicable federal limitations. "Highly Compensated Employees," as defined in the retirement plan, are subject to certain other provisions regarding the amount of eligible contributions. Employee contributions may begin on the date of hire and are immediately vested. Currently, we do make matching contributions to the retirement plan, and may in the future make profit sharing contributions if and when UbiquiTel becomes profitable.

NONCOMPETITION AGREEMENTS

    In connection with the granting of any stock options or equity-based awards under our equity incentive plan to any of our employees, each employee is required to enter into a noncompetition agreement. These agreements will provide that for so long as the employee works for us, and for a period of one year after the employee's termination for any reason, the employee may not disclose in any way any confidential information. The agreements also provide that for so long as the employee works for us and for a period of one year after the employee's termination for any reason, the employee is prohibited from:

    - engaging in the same business or in a similar capacity in our markets;

    - soliciting business in competition with us; and

    - hiring any of our employees or directly or indirectly causing any of our employees to leave their employment to work for another employer.

    In the event of a breach of the noncompetition agreement by an employee, we have the option to repurchase any and all shares held by the employee at the employee's exercise price. We may also pursue any other remedies provided by law or in equity.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The table below sets forth information regarding the beneficial ownership of UbiquiTel's common stock as of March 5, 2001, by the following individuals or groups:

    - each person or entity who is known by us to own beneficially more than 5.0% of UbiquiTel's common stock;

    - each of our named executive officers;

    - each of our directors; and

    - all of our directors and executive officers as a group.

    Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of UbiquiTel's common stock that are subject to warrants or stock options that are presently exercisable or exercisable within 60 days of March 5, 2001 are deemed to be outstanding and beneficially owned by the person holding the warrants or stock options for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

    Unless indicated otherwise below, the address of our directors and executive officers is c/o UbiquiTel Inc., One West Elm Street, 4th Floor, Conshohocken, Pennsylvania 19428. Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                               NUMBER OF SHARES    PERCENTAGE
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED   OWNERSHIP
- ------------------------                                      ------------------   ----------
Donald A. Harris(1).........................................       4,879,802           7.6%
Bruce E. Toll(2)............................................       4,380,350           6.9
  BRU Holding Company Inc.
Peter Lucas(3)..............................................       4,357,160           6.9
  CBT Wireless Investments, L.L.C.
Donaldson, Lufkin & Jenrette Merchant Banking
  Partners II, L.P.(4)......................................       4,323,995           6.8
New Ventures, L.L.C.(5).....................................       4,002,000           6.3
SpectraSite Communications, Inc.(6).........................       3,335,000           5.2
Robert A. Berlacher(7)......................................       2,701,050           4.3
  Lancaster Investment Partners
Joseph N. Walter(8).........................................       2,662,782           4.2
  The Walter Group, Inc.
Eve M. Trkla(9).............................................       1,380,357           2.2
Dean E. Russell(10).........................................         150,000             *
Andrew W. Buffmire..........................................          15,000             *
James E. Blake..............................................              --            --
Patricia E. Knese...........................................              --            --
All executive officers and directors as a group (10
  persons)..................................................      20,526,501          31.8

- ------------------------

*   Less than 1%.

(1) Includes 850,000 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 5, 2001. Also includes 240,000 shares held by the Harris Family Trust as to which shares Mr. Harris disclaims beneficial ownership. Mr. Harris serves as our Chairman of the Board, President and Chief Executive Officer.

(2) The address of BRU Holding Company Inc., is 3103 Philmont Avenue, Huntingdon Valley, Pennsylvania 19006. Mr. Toll, a director of ours, is the sole shareholder and director of BRU Holding Company Inc.

(3) The address of CBT Wireless Investments, L.L.C., is 1733 H Street, #330-141, Blaine, Washington 98230. Peter Lucas, our Interim Chief Financial Officer and a director of ours, serves as the general manager of CBT Wireless Investment and has investment power over its shares as to which Mr. Lucas disclaims beneficial ownership.

(4) The address of Donaldson, Lufkin & Jenrette Merchant Banking
    Partners II, L.P., an affiliate of Credit Suisse First Boston Corporation, is 277 Park Avenue, New York, New York 10172.

(5) The address of New Ventures, L.L.C., is 211 North Union Street, Suite 300, Alexandria, Virginia 22314.

(6) The address of SpectraSite Communications, is 100 Regency Forest Drive, Suite 400, Cary, North Carolina 27511.

(7) Includes 2,001,000 shares held of record by Lancaster Investment Partners, L.P. Robert A. Berlacher, a director of ours, is President of LIP
    Advisors, Inc., the general partner of Lancaster Investor Partners, L.P. The address of Mr. Berlacher and Lancaster Investment Partners, L.P., is 1150 First Avenue, Suite 600, King of Prussia, Pennsylvania 19406.

(8) The address of The Walter Group, Inc., is 120 Lakeside Avenue, Suite 310, Seattle, Washington 98122-6578. Joseph N. Walter, a director of ours, is a principal of The Walter Group, Inc. and may be deemed to be the beneficial owner of the shares held by The Walter Group, Inc. Mr. Walter disclaims beneficial ownership of such shares.

(9) The address of Eve M. Trkla is 55 Tozer Road, Beverly, Massachusetts 01915. All such shares are held by Thomas N. Trkla, the spouse of Ms. Trkla, a director of ours, of which shares Ms. Trkla disclaims beneficial ownership.

(10) Represents 150,000 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 5, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    UbiquiTel and its management and security holders and their respective affiliates engage in a variety of transactions between or among each other in the ordinary course of their respective businesses. All of these related party transactions that are material to UbiquiTel are described below. As a general rule, we have not retained an independent third party to evaluate these transactions, and there has been no independent committee of our board of directors to evaluate these transactions. Notwithstanding this fact, we believe that the terms and conditions of these transactions, including the fees or other amounts paid by us, took into account transactions of a similar nature entered into by us with unaffiliated third parties and/or market transactions of a similar nature entered into by unaffiliated third parties. There can be no assurance that we could not have obtained more favorable terms from an unaffiliated third party. As used herein, Credit Suisse First Boston Corporation is the successor-in-interest to Donaldson, Lufkin & Jenrette Securities Corporation by virtue of their merger in 2000.

COMMON STOCK ISSUANCES

    The following tables set forth all shares of UbiquiTel's voting and non-voting common stock that were issued to our stockholders prior to the closing of our initial public offering on June 12, 2000. All of these amounts have been adjusted to give effect to the two-for-one stock split that was effected in connection with UbiquiTel's initial public offering.

ISSUANCES OF VOTING COMMON STOCK IN NOVEMBER 1999 AND APRIL 2000:

                                                                        TOTAL
NAME                                             NUMBER OF SHARES   PURCHASE PRICE
- ----                                             ----------------   --------------
The Walter Group, Inc..........................     2,614,034           $1,281
Donald A. Harris...............................     2,028,802              994
James Parsons..................................       905,158              444
Paul F. Judge..................................       819,324              402
US Bancorp.....................................       603,440              296
                                                    ---------           ------
  Totals.......................................     6,970,758           $3,417
                                                    ---------           ------

    These amounts include shares that were issued in April 2000, at no additional costs, to our founding stockholders to maintain certain specified stock percentages. These additional shares were issued as a result of our contractual obligations under a founders stock agreement. See "--Stockholders' Agreements" below.

ISSUANCES OF NON-VOTING COMMON STOCK IN NOVEMBER 1999:

                                                                        TOTAL
NAME                                             NUMBER OF SHARES   PURCHASE PRICE
- ----                                             ----------------   --------------
The Walter Group...............................     12,000,320         $ 6,000
James Parsons..................................      4,155,200           2,078
Donald A. Harris...............................      9,313,280           4,657
US Bancorp.....................................      2,770,240           1,385
Paul F. Judge..................................      3,760,960           1,880
                                                    ----------         -------
Totals.........................................     32,000,000         $16,000
                                                    ----------         -------

    The shares of non-voting common stock were issued to the holders pursuant to the terms of a founders stock agreement. All outstanding shares of UbiquiTel's non-voting common stock were canceled as of June 12, 2000, the closing of UbiquiTel's initial public offering, for nominal value. The holders of these shares of non-voting common stock were not entitled to rights to receive dividends or other distributions in the event we were sold, merged or liquidated.

PREFERRED STOCK ISSUANCES

    The following tables set forth shares of UbiquiTel's preferred stock that had been issued to our stockholders that are deemed to beneficially own, as of December 31, 2000, more than 5% of UbiquiTel's common stock, or who serve as our named executive officers or directors, and one additional holder. All shares of preferred stock were converted into shares of UbiquiTel's common stock on June 12, 2000, the date of the closing of UbiquiTel's initial public offering. The amounts listed below in the tables have been adjusted to reflect the number of shares of UbiquiTel's common stock, after giving effect to the two-for-one stock split, that the preferred stock was automatically converted into as a result of UbiquiTel's initial public offering.

ISSUANCES OF SERIES A PREFERRED STOCK IN NOVEMBER 1999:

                                                                        TOTAL
NAME                                             NUMBER OF SHARES   PURCHASE PRICE
- ----                                             ----------------   --------------
Brookwood UbiquiTel Investors, L.L.C...........      9,338,000       $ 4,669,000
CBT Wireless Investments, L.L.C................      5,402,700         2,701,350
New Ventures, L.L.C............................      4,002,000         2,001,000
SpectraSite Communications, Inc................      3,335,000         1,667,500
Stephen C. Marcus..............................      3,001,800         1,500,900
Donald A. Harris...............................      2,001,000         1,000,500
Lancaster Investment Partners..................      2,001,000         1,000,500
Robert A. Berlacher............................        700,050           350,025
                                                    ----------       -----------
  Totals.......................................     29,781,550       $14,890,775
                                                    ----------       -----------

    Our director, Ms. Trkla, was affiliated with Brookwood UbiquiTel Investors, L.L.C. In December 2000, Brookwood UbiquiTel Investors, L.L.C. dissolved itself and distributed its shares of our common stock to its members. Our director and Interim Chief Financial Officer, Peter Lucas, is affiliated with CBT Wireless Investments, L.L.C. Our director, Mr. Berlacher, is affiliated with Lancaster Investment Partners.

ISSUANCES OF SERIES B PREFERRED STOCK IN FEBRUARY 2000 AND APRIL 2000:

NAME                         NUMBER OF SHARES   TOTAL PURCHASE PRICE
- ----                         ----------------   --------------------
Donaldson, Lufkin &
  Jenrette Merchant Banking
  Partners II, L.P.........     4,297,696           $25,000,000

    This amount includes shares that were issued in April 2000, at no additional cost, to Donaldson, Lufkin & Jenrette Merchant Banking Partners II, L.P., an affiliate of Credit Suisse First Boston, to maintain certain specified stock percentages. These additional shares were issued as a result of our contractual obligations under a preferred stock purchase agreement with Donaldson, Lufkin & Jenrette Merchant Banking Partners II, L.P. These anti-dilution rights granted to Donaldson, Lufkin & Jenrette Merchant Banking Partners II, L.P. expired upon the closing of UbiquiTel's initial public offering.

TERMS OF PREFERRED STOCK

    The holders of UbiquiTel's preferred stock were entitled to the number of votes equal to the number of shares of common stock into which they could have been converted. The holders of UbiquiTel's preferred stock were also entitled to receive dividends at a rate of 7% per year and dividends accrued if not paid. No dividends were paid to the holders of the preferred stock prior to the completion of UbiquiTel's initial public offering. Upon completion of UbiquiTel's initial public offering, the shares of preferred stock automatically converted into UbiquiTel's common stock on a one-for-one basis and the following cash dividends were paid to satisfy outstanding dividend arrearages to the holders of preferred stock that are listed in the tables above as follows:

NAME                                                     AMOUNT OF CASH DIVIDEND
- ----                                                     -----------------------
Brookwood UbiquiTel Investors, L.L.C...................          $143,338
CBT Wireless Investments, L.L.C........................            81,892
New Ventures, L.L.C....................................            61,431
SpectraSite Communications, Inc........................            51,192
Stephen C. Marcus......................................            45,479
Donald A. Harris.......................................            30,715
Lancaster Investment Partners..........................            30,715
Robert A. Berlacher....................................            10,606
Donaldson, Lufkin & Jenrette Merchant Banking
  Partners II, L.P.....................................           493,836

STOCKHOLDERS' AGREEMENTS

    In connection with the issuance of UbiquiTel's common stock to founders in November 1999, we entered into a founders stock agreement. The founders stock agreement provided, among other things, that the founding stockholders would become vested in shares of UbiquiTel's voting common stock to maintain certain specified percentages of voting common stock. As a result of the founders stock agreement, our founding stockholders vested, at no additional costs to the founding stockholders, in a total of 136,758 shares of UbiquiTel's voting common stock in April 2000. These shares are reflected in the tables set forth above. Our founding stockholders also entered into a co-sale agreement, which provided certain co-sale rights if a founding stockholder desired to sell UbiquiTel's shares.

    In connection with the issuance of UbiquiTel's preferred stock, we entered into stockholders' agreements. The stockholders' agreements include provisions relating to the election of our directors, as well as tag-along, bring-along, preemptive and first offer rights.

    All of these agreements terminated upon the closing of UbiquiTel's initial public offering.

REGISTRATION RIGHTS AGREEMENTS

    We have also granted registration rights to all of the persons who were stockholders of UbiquiTel prior to its initial public offering. Under these agreements, we are required to register shares of common stock upon request. The registration rights agreements survived the closing of UbiquiTel's initial public offering.

WARRANTS

    In December 1999, we borrowed $8.0 million from BET Associates, an affiliate of our director Bruce E. Toll, and issued BET Associates a warrant to purchase 2,489,175 shares of UbiquiTel's common stock. On April 12, 2000, BET Associates exercised the warrant for a purchase price of $24,891 and was issued 2,489,175 shares of UbiquiTel's common stock, which were converted into 4,978,150 shares as a result of a two-for-one stock split in connection with our initial public offering. We agreed to certain repurchase provisions relating to the common stock issued to BET Associates under the warrant. The repurchase provisions terminated upon the closing of our initial public offering.

    Upon the closing of our note offering, we issued to Donaldson, Lufkin & Jenrette Securities Corporation (predecessor to Credit Suisse First Boston) warrants to purchase shares of our common stock. These warrants were cancelled prior to the closing of our initial public offering and we issued new warrants to Donaldson, Lufkin & Jenrette Securities Corporation to purchase up to 86,183 shares of our common stock at an exercise price equal to the initial public offering price of $8.00 per share.

These warrants will be exercisable at any time after the first anniversary of our initial public offering and expire on the fifth anniversary of our initial public offering.

LOAN WITH STOCKHOLDER

    In December 1999, we borrowed $8.0 million from BET Associates, an affiliate of our director Mr. Toll. The note evidencing the borrowing of $8.0 million provided that interest at 12% would be payable quarterly, commencing April 1, 2000, and would mature on December 28, 2007. We paid the note in full from the proceeds of our sale of senior subordinated discount notes on April 11, 2000. The prepayment of the BET Associates note included unpaid interest of $276,000, and a prepayment fee of $80,000.

CONTRACTUAL ARRANGEMENTS WITH STOCKHOLDERS

    We have a master lease agreement with SpectraSite Communications. SpectraSite Communications did not receive any payments under our agreement during 1999. In mid-2000, we entered into a new master site agreement with SpectraSite Communications for its existing towers as well as towers that it may construct for us on build-to-suit sites that we identify from time to time under a master design and build agreement between us. Under the master design and build agreement, SpectraSite Communications has the right of first refusal to construct and acquire build-to-suit sites and we are entitled to engage SpectraSite Communications to handle any construction necessary to install our network equipment on shared facilities that we license or sublicense from SpectraSite Communications or any third party. The master design and build agreement has a term of five years unless services have been performed in markets totaling a covered population of ten million. Under the master site agreement, we intend to license space on build-to-suit sites or sublicense space on SpectraSite Communication's existing towers to house our network equipment. See "Business--Business Strategy--Utilize Other Strategic Third Party Relationships in Network Build-Out--SpectraSite Communications" for a description of the general terms of the master site agreement. For the year ended December 31, 2000, UbiquiTel accrued fees of $4.3 million due to SpectraSite.

    We received consulting services from The Walter Group, an affiliate of our director, Joseph N. Walter, in 1999. We paid The Walter Group $148,000 for these consulting services in 1999. In January 2000, The Walter Group sold certain of its assets to Wireless Facilities Inc., a wireless engineering and consulting firm. As a result, consulting services that we previously received from The Walter Group are now provided by Wireless Facilities, Inc., which is not affiliated with any of our directors, officers or principal stockholders.

OTHER FEES PAID TO STOCKHOLDERS

    An affiliate of Credit Suisse First Boston entered into a commitment letter with us in February 2000 to provide up to $125.0 million of senior subordinated increasing rate notes. The commitment letter provided that the affiliate of Credit Suisse First Boston would be paid a fee upon the closing of our notes offering. We paid the commitment fee of $531,250 on April 11, 2000. Credit Suisse First Boston was also one of the initial purchasers under our sale of units of warrants and notes in April 2000, for which they received approximately $4.5 million for performing these services. Credit Suisse First Boston, through its predecessor, Donaldson, Lufkin & Jenrette Securities Corporation, was the lead manager of our initial public offering and received underwriting compensation of approximately $6.6 million. Credit Suisse First Boston is providing investment banking services to UbiquiTel in connection with UbiquiTel's proposed acquisition of VIA Wireless and will receive fees of $2.5 million in connection with rendering such services. Of such fees payable to Credit Suisse First Boston, UbiquiTel paid a portion in connection with their delivery of a fairness opinion relating to the proposed acquisition, while the balance is contingent upon consummation of the proposed acquisition.

ASSIGNMENT OF SPRINT PCS AGREEMENT TO US

    In October 1998, a limited liability company whose sole member was The Walter Group entered into a management agreement with Sprint PCS whereby it became the Sprint PCS affiliate with the exclusive right to provide PCS services under the Sprint and Sprint PCS brand names in the Reno/ Tahoe market. The limited liability company subsequently changed its name to UbiquiTel L.L.C. During the period from October 1998 to October 1999, UbiquiTel L.L.C. attempted unsuccessfully to obtain financing for the build-out of the Reno/Tahoe market. In November 1999, UbiquiTel L.L.C. assigned the management and related agreements to us. UbiquiTel L.L.C. had no operations or financial transactions prior to the assignment of these agreements to us.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS.

UBIQUITEL INC. AND SUBSIDIARIES--CONSOLIDATED FINANCIAL
  STATEMENTS
Report of Independent Public Accountants....................       F-2
Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 1999.........................................       F-3
Consolidated Statements of Operations for the year ended
  December 31, 2000 and for the period from inception
  (September 29, 1999) to December 31, 1999.................       F-4
Consolidated Statements of Cash Flows for the year ended
  December 31, 2000 and for the period from inception
  (September 29, 1999) to December 31, 1999.................       F-5
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000 and for the period from inception
  (September 29, 1999) to December 31, 1999.................       F-6
Notes to Consolidated Financial Statements..................       F-7

SPOKANE DISTRICT--FINANCIAL STATEMENTS
Report of Independent Auditors..............................      F-25
Statements of Assets to be Sold as of March 31, 2000
  (unaudited) and December 31, 1999 and 1998................      F-26
Statements of Revenues and Expenses for the three months
  ended March 31, 2000 and 1999 (unaudited) and for the
  years ended December 31, 1999, 1998 and 1997..............      F-27
Notes to Statements of Assets to be Sold and Statements of
  Revenues and Expenses.....................................      F-28

    2. FINANCIAL STATEMENT SCHEDULES.

    Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

    3. EXHIBITS.

    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
          2.1           Merger Agreement, dated as of February 22, 2001, by and
                        among UbiquiTel Inc., UbiquiTel Operating Company, the
                        Merger Subsidiaries of UbiquiTel Inc., VIA Wireless, LLC,
                        the Stockholders and the Controlling Evans Stockholders.
         *3.1           Amended and Restated Certificate of Incorporation of
                        UbiquiTel Inc. (3.1)
         *3.2           Amended and Restated Bylaws of UbiquiTel Inc. (3.2)
         *4.1           Warrant Agreement dated as of April 11, 2000 between
                        UbiquiTel Inc. and American Stock Transfer & Trust Company.
                        (10.21)
         *4.2           Warrant Registration Rights Agreement made as of April 11,
                        2000 by and among UbiquiTel Inc. and Donaldson, Lufkin &
                        Jenrette Securities Corporation, Paribas Corporation and PNC
                        Capital Markets, Inc. (10.23)
        **4.3           First Amendment, dated as of June 12, 2000, to Warrant
                        Agreement dated as of April 11, 2000 between UbiquiTel Inc.
                        and American Stock Transfer & Trust Company. (4.3)
        **4.4           Warrant Agreement dated as of June 12, 2000 by and between
                        UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities
                        Corporation. (4.4)
        **4.5           Registration Rights Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette
                        Securities Corporation. (4.5)

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
       +*10.1           Sprint PCS Management Agreement, as amended, dated as of
                        October 15, 1998 by and between Sprint Spectrum, LP,
                        WirelessCo, LP and UbiquiTel, LLC. (10.1)
       +*10.2           Sprint PCS Services Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC.
                        (10.2)
        *10.3           Sprint Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Communications
                        Company, LP and UbiquiTel, LLC. (10.3)
        *10.4           Sprint Spectrum Trademark and Service Mark License Agreement
                        dated as of October 15, 1998 by and between Sprint Spectrum,
                        LP and UbiquiTel, LLC. (10.4)
       +*10.5           Asset Purchase Agreement dated as of December 28, 1999, as amended, by and between Sprint Spectrum, LP, Sprint Spectrum
                        Equipment Company, LP, Sprint Spectrum Realty Company, LP,
                        Cox Communications PCS, LP, Cox PCS Leasing Co., LP, Cox PCS
                        Assets, LLC and UbiquiTel Holdings, Inc. (10.5)
        *10.6           Amended and Restated Registration Rights Agreement made as of February 16, 2000 by and among UbiquiTel Holdings, Inc.
                        and the shareholder signatories thereto. (10.7)
        *10.7           Shareholders' Agreement dated as of February 16, 2000 by and among UbiquiTel Holdings, Inc., DLJ Merchant Banking
                        Partners II, L.P. and the several shareholders named
                        therein. (10.8)
        *10.8           Stockholders' Voting Agreement dated November 23, 1999 by
                        and among UbiquiTel Holdings, Inc. and the shareholder
                        signatories thereto. (10.9)
        *10.9           Amended and Restated Consent and Agreement dated as of April
                        5, 2000 by and between Sprint Spectrum, LP, Sprint
                        Communications Company, LP, WirelessCo, LP, Cox
                        Communications PCS, LP, Cox PCS License, LLC and Paribas.
                        (10.11)
        *10.10          Warrant Agreement dated as of December 28, 1999 by and
                        between UbiquiTel Holdings, Inc. and Paribas North America,
                        Inc. (10.12)
        *10.11          Series A Preferred Stock Purchase Agreement dated as of
                        November 23, 1999 by and between UbiquiTel Holdings, Inc.,
                        The Walter Group, Donald A. Harris, Paul F. Judge, James
                        Parsons, U.S. Bancorp and the individuals listed on Exhibit
                        A thereto. (10.13)
        *10.12          Purchase Agreement dated as of December 28, 1999 among
                        UbiquiTel, L.L.C., UbiquiTel Holdings, Inc. and BET
                        Associates, L.P. relating to $8,000,000 principal amount of
                        UbiquiTel, L.L.C. 12% Senior Subordinated Notes due 2007 and
                        Warrants to Purchase 9.75% of the Shares of Common Stock of
                        UbiquiTel Holding Co. (10.14)
        *10.13          Preferred Stock Purchase Agreement dated February 16, 2000 between UbiquiTel Holdings, Inc. and DLJ Merchant Banking
                        Partners II, L.P. (10.15)
        *10.14          Form of 2000 Equity Incentive Plan. (10.16)
        *10.15          Employment Agreement dated as of November 29, 1999 by and
                        between UbiquiTel Holdings, Inc. and Donald A. Harris.
                        (10.17)
        *10.16          Credit Agreement dated as of March 31, 2000 by and between
                        UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and Paribas, as agent, for a $250,000,000 credit facility. (10.18)
        *10.17          Purchase Agreement dated April 4, 2000 between UbiquiTel
                        Inc., UbiquiTel Operating Company and Donaldson, Lufkin &
                        Jenrette Securities Corporation, Paribas Corporation and PNC
                        Capital Markets, Inc. (10.19)
        *10.18          Indenture dated as of April 11, 2000 between UbiquiTel
                        Operating Company, UbiquiTel Inc. and American Stock
                        Transfer & Trust Company. (10.20)
        *10.19          Registration Rights Agreement made as of April 11, 2000 by and among UbiquiTel Operating Company, UbiquiTel Inc. and
                        Donaldson, Lufkin & Jenrette Securities Corporation, Paribas
                        Corporation and PNC Capital Markets, Inc. (10.22)

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
        *10.20          Founders Stock Agreement dated as of November 1, 1999 by and among UbiquiTel Holdings, Inc. and James Parsons, Donald A.
                        Harris, Paul F. Judge, The Walter Group, Inc. and US
                        Bancorp. (10.24)
        *10.21          Agreement between LCC International, Inc. and UbiquiTel
                        Holdings, Inc., as amended, dated as of September 24, 1999.
                        (10.25)
        *10.22          Agreement between Lucent Technologies, Inc. and UbiquiTel
                        Holdings, Inc., dated as of December 21, 1999. (10.26)
        *10.23          Master Site Agreement between SpectraSite Communications,
                        Inc. and UbiquiTel Leasing Company, dated as of May 11,
                        2000. (10.27)
        *10.24          Master Design and Build Agreement between SpectraSite
                        Communications, Inc. and UbiquiTel Leasing Company, dated as of May 23, 2000. (10.30)
        *10.25          Note Guarantee of UbiquiTel Inc. (10.28)
        *10.26          Guarantee of UbiquiTel Inc. (10.29)
         10.27          Revolving Credit and Term Loan Agreement, dated as of
                        February 22, 2001, by and between UbiquiTel Operating
                        Company and VIA Wireless, LLC.
         10.28          Subordination Agreement, dated as of February 22, 2001,
                        among UbiquiTel Operating Company, VIA Wireless, LLC, and
                        the Members of VIA Wireless, LLC named therein.
         10.29          Revolving Credit Note for $25,000,000, dated as of February
                        22, 2001, between UbiquiTel Operating Company, as lender,
                        and VIA Wireless, LLC, as borrower.
         10.30          Membership Interest Purchase Warrant and Repurchase
                        Agreement, dated as February 22, 2001, by and between VIA
                        Wireless, LLC and UbiquiTel Operating Company.
         10.31          Management Agreement, dated as of February 22, 2001, by and between UbiquiTel Operating Company and VIA Wireless, LLC.
         10.32          Voting Agreement, dated as of February 22, 2001, among VIA
                        Wireless, LLC and the Stockholders of UbiquiTel Inc. named therein.
         10.33          Voting Agreement, dated as of February 22, 2001, among VIA
                        Wireless, LLC, James A. Parsons and Ann Marie Parsons.
         10.34          Form of Escrow Agreement by and among UbiquiTel Inc.,
                        UbiquiTel Operating Company, First Union National Bank as
                        Escrow Agent and the Indemnitor Parties named therein.
         10.35          Second Amendment and Consent to Credit Agreement, dated as of March 1, 2001, among UbiquiTel Operating Company, the
                        financial institutions party thereto from time to time, BNP
                        Paribas as agent, General Electric Capital Corporation and
                        Fortis Capital Corp.
         10.36          Addendum VI, dated February 22, 2001, to Sprint PCS
                        Management Agreement by and between Sprint Spectrum, LP,
                        Wireless Co., LP, and UbiquiTel Operating Company.
         10.37          Indemnification Agreement, dated as of February 22, 2001, by and among UbiquiTel Inc., UbiquiTel Operating Company, the
                        Merger Subsidiaries of UbiquiTel Inc. named therein, J.H.
                        Evans Inc., and the Stockholders of J.H. Evans named
                        therein.
         10.38          Consulting Agreement, dated as of February 22, 2001, between
                        UbiquiTel Inc. and Instant Phone, LLC.
         10.39          Purchase and Sale Agreement, dated as of February 22, 2001, between UbiquiTel Inc. and Voicestream PCS BTA I License
                        Corporation.
         21.1           Subsidiaries of UbiquiTel Inc.
         24.1           Powers of Attorney (included on signature pages).

- ------------------------

* Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (No. 333-32236).

** Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (No. 333-39956).

+  Confidential treatment has been granted on portions of these documents.

    Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 is listed in exhibit numbers 10.14 and 10.15.

    (B) REPORTS ON FORM 8-K.

    No current reports on Form 8-K were filed by either co-registrant during the last quarter of the period covered by this report on Form 10-K.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 30th day of March, 2001.

                                                       UBIQUITEL INC.

                                                       By:             /s/ DONALD A. HARRIS
                                                            -----------------------------------------
                                                                         Donald A. Harris
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Donald A. Harris and Peter Lucas his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Chairman of the Board,
                /s/ DONALD A. HARRIS                     President and Chief
     -------------------------------------------         Executive Officer            March 30, 2001
                  Donald A. Harris                       (Principal Executive
                                                         Officer)

                                                       Interim Chief Financial
                   /s/ PETER LUCAS                       Officer and Director
     -------------------------------------------         (Principal Financial         March 30, 2001
                     Peter Lucas                         Officer and Accounting
                                                         Officer)

               /s/ ROBERT A. BERLACHER
     -------------------------------------------       Director                       March 30, 2001
                 Robert A. Berlacher

                 /s/ JAMES E. BLAKE
     -------------------------------------------       Director                       March 30, 2001
                   James E. Blake

                  /s/ BRUCE E. TOLL
     -------------------------------------------       Director                       March 30, 2001
                    Bruce E. Toll

                  /s/ EVE M. TRKLA
     -------------------------------------------       Director                       March 30, 2001
                    Eve M. Trkla

                /s/ JOSEPH N. WALTER
     -------------------------------------------       Director                       March 30, 2001
                  Joseph N. Walter

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Operating Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 30th day of March, 2001.

                                                       UBIQUITEL OPERATING COMPANY

                                                       By:             /s/ DONALD A. HARRIS
                                                            -----------------------------------------
                                                                         Donald A. Harris
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                               POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Donald A. Harris and Peter Lucas his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                                                       Sole Director, President
                /s/ DONALD A. HARRIS                     and Chief Executive
     -------------------------------------------         Officer (Principal           March 30, 2001
                  Donald A. Harris                       Executive Officer)

                                                       Interim Chief Financial
                   /s/ PETER LUCAS                       Officer (Principal
     -------------------------------------------         Financial Officer and        March 30, 2001
                     Peter Lucas                         Accounting Officer)

                        UBIQUITEL INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UBIQUITEL INC. AND SUBSIDIARIES--CONSOLIDATED FINANCIAL
  STATEMENTS
Report of Independent Public Accountants....................     F-2
Consolidated Balance Sheets as of December 31, 2000 and
  December 31, 1999.........................................     F-3
Consolidated Statements of Operations for the year ended
  December 31, 2000 and for the period from inception
  (September 29, 1999) to December 31, 1999.................     F-4
Consolidated Statements of Cash Flows for the year ended
  December 31, 2000 and for the period from inception
  (September 29, 1999) to December 31, 1999.................     F-5
Consolidated Statements of Stockholders' Equity for the year ended December 31, 2000 and for the period from inception
  (September 29, 1999) to December 31, 1999.................     F-6
Notes to Consolidated Financial Statements..................     F-7

SPOKANE DISTRICT--FINANCIAL STATEMENTS
Report of Independent Auditors..............................    F-25
Statements of Assets to be Sold as of March 31, 2000
  (unaudited) and December 31, 1999 and 1998................    F-26
Statements of Revenues and Expenses for the three months
  ended March 31, 2000 and 1999 (unaudited) and for the
  years ended December 31, 1999, 1998 and 1997..............    F-27
Notes to Statements of Assets to be Sold and Statements of
  Revenues and Expenses.....................................    F-28

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To UbiquiTel Inc.:

    We have audited the accompanying consolidated balance sheets of UbiquiTel Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 2000 and the period from inception (September 29, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UbiquiTel Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for the year ended December 31, 2000 and the period from inception (September 29, 1999) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Stamford, Connecticut
February 22, 2001

                        UBIQUITEL INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2000           1999
                                                              ------------   ------------
                                         ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $147,705,968   $23,959,190
  Accounts receivable, net of allowance for doubtful
    accounts of $88,567 at December 31, 2000................     1,297,285            --
  Inventory.................................................       828,625            --
  Prepaid expenses and other assets.........................     2,350,036        35,636
                                                              ------------   -----------
    Total current assets....................................   152,181,914    23,994,826
PROPERTY AND EQUIPMENT, NET.................................    47,651,162            --
CONSTRUCTION IN PROGRESS....................................    72,220,446     4,085,942
RESTRICTED CASH.............................................   105,000,000            --
DEFERRED FINANCING COSTS, NET...............................    12,244,064     2,110,642
INTANGIBLE ASSETS, NET......................................    15,894,421            --
OTHER ASSETS................................................       902,928            --
                                                              ------------   -----------
      Total assets..........................................  $406,094,935   $30,191,410
                                                              ============   ===========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $ 20,050,127   $ 4,260,635
  Accrued expenses..........................................     3,639,689       200,000
  Due to shareholders.......................................            --     1,663,441
  Accrued interest..........................................       211,818        10,521
  Other.....................................................        83,225         9,030
                                                              ------------   -----------
    Total current liabilities...............................    23,984,859     6,143,627
                                                              ------------   -----------
LONG-TERM DEBT..............................................   258,232,999     5,811,869
CAPITAL LEASE OBLIGATIONS, NON CURRENT......................       130,314            --
                                                              ------------   -----------
    Total long-term liabilities.............................   258,363,313     5,811,869
                                                              ------------   -----------
      Total liabilities.....................................   282,348,172    11,955,496
                                                              ------------   -----------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS.........................................       570,023     2,758,154
                                                              ------------   -----------
STOCKHOLDERS' EQUITY:
  Series A convertible preferred stock, par value $0.001 per share; 90,000,000 shares authorized at December 31,
    1999, eliminated in June, 2000; 17,008,500 issued and
    outstanding at December 31, 1999........................            --        17,009
  Series B convertible preferred stock, par value $0.001 per share; 35,000,000 shares authorized at December 31,
    1999, eliminated in June, 2000; 0 shares issued and
    outstanding at December 31, 1999........................            --            --
  Preferred stock, par value $0.001 per share; 10,000,000
    shares authorized; 0 shares issued and outstanding at
    December 31, 2000 and December 31, 1999.................            --            --
  Voting common stock, par value $0.0005 per share;
    100,000,000 shares authorized; 63,543,604 and 6,834,000
    shares issued and outstanding at December 31, 2000 and
    December 31, 1999, respectively.........................        31,772         3,417
  Non-voting common stock, par value $0.0005 per share;
    32,000,000 shares authorized at December 31, 1999,
    eliminated in June, 2000; 32,000,000 shares issued and
    outstanding at December 31, 1999........................            --        16,000
  Additional paid-in-capital................................   167,550,320    17,428,425
  Accumulated deficit.......................................   (44,405,352)   (1,987,091)
                                                              ------------   -----------
    Total stockholders' equity..............................   123,176,740    15,477,760
                                                              ------------   -----------
      Total liabilities and stockholders' equity............  $406,094,935   $30,191,410
                                                              ============   ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        UBIQUITEL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  FOR THE PERIOD
                                                                YEAR ENDED        FROM INCEPTION
                                                               DECEMBER 31,    (SEPTEMBER 29, 1999)
                                                                   2000        TO DECEMBER 31, 1999
                                                              --------------   --------------------
REVENUES:
  Service revenue...........................................   $  8,853,425         $        --
  Other revenues............................................        429,129                  --
                                                               ------------         -----------
    Total revenues..........................................      9,282,554                  --
COSTS AND EXPENSES:
  Cost of service and operations............................      9,226,075                  --
  Cost of products sold.....................................      1,692,822                  --
  Selling and marketing.....................................      4,165,539                  --
  General and administrative expenses excluding non-cash
    compensation charges....................................      7,468,380             554,430
  Non-cash compensation for general and administrative
    matters.................................................        491,400           1,394,729
  Depreciation and amortization.............................      3,133,936                  --
                                                               ------------         -----------
      Total costs and expenses..............................     26,178,152           1,949,159
OPERATING LOSS..............................................    (16,895,598)         (1,949,159)
INTEREST INCOME.............................................     12,846,217                  --
INTEREST EXPENSE............................................    (23,770,535)            (28,902)
                                                               ------------         -----------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED STOCK
  DIVIDENDS.................................................    (27,819,916)         (1,978,061)
LESS: PREFERRED STOCK DIVIDENDS PLUS ACCRETION..............    (10,380,668)             (9,030)
                                                               ------------         -----------
LOSS BEFORE EXTRAORDINARY ITEM, NET OF INCOME TAXES.........    (38,200,584)         (1,987,091)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT, NET OF $0
  TAX BENEFIT...............................................     (4,217,677)                 --
                                                               ------------         -----------
NET LOSS....................................................   $(42,418,261)        $(1,987,091)
                                                               ============         ===========
PRO FORMA BASIC AND FULLY DILUTED NET LOSS PER SHARE OF
  COMMON STOCK:
  Loss before extraordinary item............................   $      (0.69)        $     (0.04)
  Extraordinary item........................................          (0.07)                 --
                                                               ------------         -----------
  Net Loss..................................................   $      (0.76)        $     (0.04)
                                                               ============         ===========
PRO FORMA BASIC AND FULLY DILUTED WEIGHTED-AVERAGE
  OUTSTANDING COMMON SHARES.................................     55,603,799          50,263,604
                                                               ============         ===========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        UBIQUITEL INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE PERIOD
                                                                                      FROM INCEPTION
                                                                 YEAR ENDED       (SEPTEMBER 29, 1999) TO
                                                              DECEMBER 31, 2000      DECEMBER 31, 1999
                                                              -----------------   -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock
  dividends.................................................    $ (27,819,916)          $(1,978,061)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Amortization of deferred financing costs..................        2,225,326                18,381
  Amortization of intangible assets.........................        1,104,609                    --
  Depreciation..............................................        2,029,327                    --
  Interest accrued on senior debt...........................       15,781,888                    --
  Non-cash compensation from stock options granted to
    employees...............................................          491,400             1,394,729
Changes in operating assets and liabilities exclusive of
  acquisitions and capital expenditures:
  Accounts receivable.......................................         (785,577)                   --
  Inventory.................................................         (828,625)                   --
  Prepaid expenses and other assets.........................       (3,207,328)              (35,636)
  Accounts payable and accrued expenses.....................        4,911,676               384,055
                                                                -------------           -----------
    Net cash used in operating activities...................       (6,097,220)             (216,532)
                                                                -------------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................      (83,061,356)              (10,400)
  Other acquisitions........................................       (3,506,325)                   --
  Purchase of Spokane market................................      (35,506,694)                   --
  Change in restricted cash.................................     (105,000,000)                   --
                                                                -------------           -----------
    Net cash used in investing activities...................     (227,074,375)              (10,400)
                                                                -------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of senior subordinated discount
    notes and detachable warrants...........................      152,277,000                    --
  Repayment and proceeds from senior subordinated note and
    detachable warrant......................................       (8,000,000)            8,000,000
  Drawings under senior secured credit facility.............      105,000,000                    --
  Financing costs...........................................      (13,012,197)             (734,000)
  Capital lease payments....................................          (61,207)                   --
  Proceeds from issuance of convertible preferred stock
    subsequently converted to common stock..................       25,000,000            17,008,500
  Preferred dividend payment................................       (1,007,684)                   --
  Warrants exercised........................................           24,891                    --
  Proceeds from issuance of common stock....................      106,240,000                19,417
  Offering costs............................................       (9,542,430)             (107,795)
                                                                -------------           -----------
    Net cash provided by financing activities...............      356,918,373            24,186,122
                                                                -------------           -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................      123,746,778            23,959,190
CASH AND CASH EQUIVALENTS, beginning of period..............       23,959,190                    --
                                                                -------------           -----------
CASH AND CASH EQUIVALENTS, end of period....................    $ 147,705,968           $23,959,190
                                                                =============           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................    $   9,380,321           $        --
  Cash paid for income taxes................................               --                    --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
  ACTIVITIES:
  Network assets acquired but not paid......................       17,281,182             4,075,542
  Extraordinary item-early extinguishment of debt...........        4,217,677                    --
  Preferred stock accretion.................................        9,372,984                 9,030
  Deferred financing costs incurred but not paid............               --               625,000

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        UBIQUITEL INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         CONVERTIBLE
                                       PREFERRED STOCK            COMMON STOCK         ADDITIONAL                       TOTAL
                                    ----------------------   ----------------------     PAID-IN      ACCUMULATED    STOCKHOLDERS'
                                      SHARES       AMOUNT      SHARES       AMOUNT      CAPITAL        DEFICIT         EQUITY
                                    -----------   --------   -----------   --------   ------------   ------------   -------------
BALANCE, at inception
  (September 29, 1999)............           --   $     --            --   $     --   $         --   $        --    $         --
  Issuance of non-voting common
    stock.........................           --         --     6,834,000      3,417             --            --           3,417
  Issuance of non-voting common
    stock.........................           --         --    32,000,000     16,000             --            --          16,000
  Issuance of convertible
    preferred stock, net of
    offering costs................   17,008,500     17,009            --         --     15,294,936            --      15,311,945
  Equity participation
    compensation expense..........           --         --            --         --      1,394,729            --       1,394,729
  Equity participation
    non-employees.................           --         --            --         --        738,760            --         738,760
  Net loss........................           --         --            --         --             --    (1,987,091)     (1,987,091)
                                    -----------   --------   -----------   --------   ------------   ------------   ------------
BALANCE, December 31, 1999........   17,008,500   $ 17,009    38,834,000   $ 19,417   $ 17,428,425   $(1,987,091)   $ 15,477,760
  Issuance of Series B convertible
    preferred stock plus
    accretion.....................    2,110,347      2,110            --         --     33,763,890            --      33,766,000
  Amortization of deferred stock
    compensation expense granted
    to employees for general and
    administrative matters........           --         --            --         --        491,400            --         491,400
  Issuance of warrants for senior
    subordinated discount note....           --         --            --         --     16,301,463            --      16,301,463
  Issuance of common stock........           --         --    13,280,000      6,640     96,722,702            --      96,729,342
  Cancellation of non-voting
    common stock..................           --         --   (32,000,000)   (16,000)        16,000            --              --
  Conversion of preferred stock to
    common stock..................  (19,118,847)   (19,119)   38,237,694     19,119             --            --              --
  Issuance of common stock to
    shareholders under the
    anti-dilution clause..........           --         --       213,760        107        615,909            --         616,016
  Exercise of detachable warrants
    attached to senior
    subordinated discount note....           --         --     4,978,150      2,489      2,210,531            --       2,213,020
  Net loss........................           --         --            --         --             --   (42,418,261)    (42,418,261)
                                    ===========   ========   ===========   ========   ============   ============   ============
BALANCE, December 31, 2000........           --   $     --    63,543,604   $ 31,772   $167,550,320   $(44,405,352)  $123,176,740
                                    ===========   ========   ===========   ========   ============   ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                        UBIQUITEL INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF BUSINESS

    UbiquiTel Inc. and Subsidiaries ("UbiquiTel" or the "Company") was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services ("PCS") in certain midsize and smaller markets in the west and midwestern United States.

    In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company), whose sole member was The Walter Group, entered into an agreement with Sprint PCS for no consideration given for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the approximately
1 million residents in the Reno/Tahoe Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly "UbiquiTel
Holdings, Inc.") was incorporated in Delaware. On November 1, 1999, the Company entered into a founders' agreement and issued common stock to a group of five shareholders including The Walter Group. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts, including the rights to the Sprint PCS agreements, to UbiquiTel Inc. On December 28, 1999, UbiquiTel Inc. amended its agreement with Sprint PCS to expand the Company's markets to the Northern California, Spokane/Montana, Southern Idaho/Utah/Nevada and Southern Indiana/Kentucky markets, which together with the Reno/Tahoe markets, contain approximately 7.7 million residents.

    On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc.

    The consolidated financial statements contain the financial information of UbiquiTel Inc., its subsidiaries, UbiquiTel Operating Company and UbiquiTel Leasing Company, and its predecessor UbiquiTel L.L.C. UbiquiTel L.L.C. did not have any operations or financial transactions for the period from its inception on August 24, 1998 through December 31, 1999, and no other assets or liabilities existed other than assets and contingencies under the contracts assigned to UbiquiTel Inc.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") and SFAS
No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS No. 133

                        UBIQUITEL INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) will be effective for UbiquiTel on January 1, 2001. Management believes that the adoption of these statements will not have a significant impact on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the staff's interpretations in applying generally accepted accounting principles to revenue recognition. In accordance with SAB 101, UbiquiTel defers activation fees over the life of the customer contracts and also defers related activation expense to the extent of deferred activation revenue. The adoption of SAB 101 did not have a significant impact on the Company's financial statements.

    In November 2000, the Emerging Issues Task Force adopted the provisions of EITF 00-14, "Accounting for Certain Sales Incentives." The Task Force reached a consensus that when recognized, the reduction in or refund of the selling price of the product or service resulting from any cash incentive should be classified as a reduction of revenue and not as an operating expense. EITF 00-14 became effective for UbiquiTel in the fourth quarter of the year 2000, resulting in a reduction in revenues and a corresponding reduction in marketing costs.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. The carrying amount approximates fair value. Restricted cash represents proceeds of term B and term A borrowings under UbiquiTel's senior credit facility.

FAIR VALUE OF FINANCIAL INVESTMENTS

    The financial instruments of the Company including cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, accrued interest and long-term debt, approximates fair value either because of the near maturity of such financial instruments or that the interest rates on these instruments are comparable to market rates.

INVENTORY

    Inventory consists of handsets and related accessories. Inventories purchased for resale are carried at the lower of cost, determined using weighted average, or market using replacement cost.

PROPERTY AND EQUIPMENT AND CONSTRUCTION IN PROGRESS

    Property and equipment are reported at cost less accumulated depreciation. Costs incurred to design and construct the wireless network in a market are classified as construction in progress. When the wireless network for a particular market is completed and placed into service, the related costs are transferred from construction in progress to property and equipment. Repair and maintenance costs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs for software and its installation that are paid to third parties and benefit future periods are capitalized.

    Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

                        UBIQUITEL INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Assets lives are as follows:

Network equipment...........................................  5-10 years
Computer equipment..........................................  5 years
Furniture and office equipment..............................  5-7 years
Vehicles....................................................  5 years

    Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

    Construction in progress includes equipment engineering, site development costs and internal labor costs incurred in connection with the build out of the Company's PCS network. The Company capitalizes interest on its construction in progress activities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the remaining useful life of the asset. Interest capitalized for the year ended December 31, 2000 was $3.9 million. There were no interest costs capitalized for the period from inception to December 31, 1999.

INTANGIBLE ASSETS

    Intangible assets consist of purchased goodwill and customer lists. The Company amortizes goodwill over a period of twenty years which is the initial term of the Sprint PCS management agreement, and customer lists over a five year period.

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

EXTRAORDINARY ITEMS, NET

    On March 31, 2000, the Company finalized and executed a new $250.0 million senior secured credit facility and terminated the old $25.0 million credit facility. Deferred financing costs of $1,722,879 relating to the old facility were expensed as an extraordinary item during the year ended December 31, 2000. Also, on April 11, 2000, the Company repaid $8.0 million senior subordinated notes. The associated unamortized financing costs of $2,494,798 (inclusive of $2,188,131 assigned to the detachable warrants associated with the notes) were expensed as an extraordinary item during the year.

NET LOSS PER SHARE

    The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic and diluted net loss per common share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS 128, incremental potential common shares from stock options have been

                        UBIQUITEL INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) excluded in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

    The following summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an antidilutive effect.

                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------
Stock options...............................      4,233,500           3,200,000
Warrants....................................      4,813,987           1,148,804
                                                  ---------           ---------
Total.......................................      9,047,487           4,348,804
                                                  =========           =========

REVENUE RECOGNITION

    The Company recognizes revenue as services are performed. Sprint PCS handles the Company's billings and collections and retains 8% of collected service revenues from Sprint PCS subscribers based in the Company's markets and from non-Sprint PCS subscribers who roam onto the Company's network. The amount retained by Sprint PCS is recorded as an operating expense. Revenues generated from the sale of handsets and accessories and from traveling services provided to Sprint PCS customers who are not based in the Company's markets are not subject to the 8% service revenue fee for Sprint.

    Sprint PCS pays the Company a traveling fee for each minute that a Sprint PCS subscriber based outside the Company's markets travels onto the Company's portion of the Sprint PCS network. Revenue from these services are recognized as the services are performed. Similarly, the Company pays traveling fees to Sprint PCS, when a Sprint PCS subscriber based in the Company's markets travels onto the Sprint PCS network outside of the Company's markets. These costs are included in cost of service and operation. Traveling fees of $2,950,176 and $0 were earned for the year ended December 31, 2000 and for the period from inception to December 31, 1999, respectively. Similarly, the Company paid Sprint PCS traveling fees of $1,133,661 and $0 for the year ended December 31, 2000 and for the period from inception to December 31, 1999, respectively.

    Other revenues consist of proceeds from sales of handsets and accessories and are recorded at the time of the sale. For the year ended December 31, 2000 and for the period from inception to December 31, 1999, other revenues totaled $703,198 and $0, respectively.

    During the fourth quarter of the year 2000, UbiquiTel adopted the provisions of EITF 00-14, "Accounting for Certain Sales Incentive" ("EITF 00-14"). EITF 00-14 calls for recognition of sales incentives that result in reduction in or refund of the selling price of a product as a reduction in revenue. For the year ended December 31, 2000, a total reduction in other revenue of $274,069 was recognized.

                        UBIQUITEL INC. AND SUBSIDIARIES

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Accounts receivable, net includes amounts due from customers with respect to airtime service charges. The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Activity for the year ended December 31, 2000 was as follows:


Balance, December 31, 1999..................................  $    --
Provision charged to expense................................   88,567
Charges to allowance........................................       --
                                                              -------
Balance, December 31, 2000..................................  $88,567
                                                              =======

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

    The Company accounts for long-lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of"
("SFAS 121"). SFAS 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

3. SPRINT AGREEMENTS

    The Company entered into four major agreements with Sprint and Sprint PCS. They are the management agreement, the services agreement, the trademark and service mark license agreement with Sprint and the trademark and service mark license agreement with Sprint PCS. As amended on December 28, 1999, these agreements allow the Company to exclusively offer Sprint PCS services in the Company's four markets--Reno/Tahoe/Northern California; Spokane/Montana; Southern Idaho/Utah/ Nevada; and Southern Indiana/Kentucky.

    The management agreement has an initial term of 20 years with three 10-year renewals. It can be terminated if either party provides the other with two years' prior written notice or unless the Company is in material default of its obligations. The key clauses within the management agreement are summarized as follows:

       - EXCLUSIVITY. The Company is designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in the Company's markets. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in the Company's markets while the management agreement is in place.

       - NETWORK BUILD-OUT. The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan. The Company has agreed on a minimum build-out plan which includes specific coverage and deployment schedules for the network planned within its service area and sets a target date for completion of June 1, 2005.

                        UBIQUITEL INC. AND SUBSIDIARIES

3. SPRINT AGREEMENTS (CONTINUED)
       - PRODUCTS AND SERVICES OFFERED FOR SALE. The management agreement identifies the products and services that can be offered for sale in the Company's markets. The Company cannot offer wireless local loop services specifically designed for the competitive local market in areas where Sprint owns the local exchange carrier unless the Sprint owned local exchange carrier is named as the exclusive distributor or Sprint PCS approves the terms and conditions.

       - SERVICE PRICING. The Company must offer Sprint PCS subscriber pricing plans designated for national offerings. The Company is permitted to establish local price plans for Sprint PCS products and services only offered in the Company's market. Sprint PCS will retain 8% of the Company's collected service revenues but will remit 100% of revenues derived from traveling and sales of handsets and accessories and proceeds from sales not in the ordinary course of business.

       - TRAVELING. The Company will earn travel revenues when a Sprint PCS customer from outside of the Company's markets travels onto the Company's network. Similarly, the Company will pay Sprint PCS when the Company's own subscribers use the Sprint PCS nationwide network outside the Company's markets.

       - ADVERTISING AND PROMOTION. Sprint PCS is responsible for all national advertising and promotion of Sprint PCS products and services. The Company is responsible for advertising and promotion in the Company's markets.

       - PROGRAM REQUIREMENTS INCLUDING TECHNICAL AND CUSTOMER CARE STANDARDS. The Company will comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs.

       - NON-COMPETITION. The Company may not offer Sprint PCS products and services outside the Company's markets.

       - INABILITY TO USE NON-SPRINT PCS BRANDS. The Company may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers.

       - RIGHTS OF FIRST REFUSAL. Sprint PCS has certain rights of first refusal to buy the Company's assets upon a proposed sale.

    The management agreement can be terminated as a result of a number of events including an uncured breach of the management agreement or bankruptcy of either party to the agreement. In the event that the management agreement is not renewed or terminated, certain formulas apply to the valuation and disposition of the Company's assets.

    The services agreement outlines various support services such as activation, billing and customer care that will be provided to the Company by Sprint PCS. These services are available to the Company at established rates. Sprint PCS can change any or all of the service rates one time in each twelve-month period. The Company may discontinue the use of any service upon three months' written notice. Sprint PCS may discontinue a service provided that it gives nine months' written notice. The services agreement automatically terminates upon termination of the management agreement.

                        UBIQUITEL INC. AND SUBSIDIARIES

3. SPRINT AGREEMENTS (CONTINUED)
    The trademark and service mark license agreements with Sprint and Sprint PCS provide the Company with non-transferable, royalty free licenses to use the Sprint and Sprint PCS brand names, the "diamond" symbol and several other trademarks and service marks. The Company's use of the licensed marks is subject to adherence to quality standards determined by Sprint and Sprint PCS. Sprint and Sprint PCS can terminate the trademark and service mark license agreements if the Company files for bankruptcy, materially breaches the agreement or if the management agreement is terminated.

4. PROPERTY AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

    Property and equipment and construction in progress consisted of the following:

                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------
Network equipment...........................     $46,907,739          $      --
Vehicles....................................         497,565                 --
Furniture and office equipment..............       2,275,185                 --
                                                 -----------          ---------
                                                  49,680,489                 --
Accumulated depreciation....................      (2,029,327)                --
                                                 -----------          ---------
  Property and equipment, net...............      47,651,162                 --
                                                 -----------          ---------

Construction in progress....................      72,220,446          4,085,942

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

    Long-term debt and capital lease obligations outstanding as of December 31, 2000 and December 31, 1999 were as follows:

                                              DECEMBER 31, 2000   DECEMBER 31, 1999
                                              -----------------   -----------------
Lease obligations...........................    $     130,314        $        --
12% senior subordinated note                               --          8,000,000
  Less: Discount............................               --         (2,188,131)
14% senior subordinated discount notes            300,000,000                 --
  Less: Discount............................     (131,941,112)                --
  Less: Detachable warrants.................      (14,825,889)                --
Senior secured credit facility..............      105,000,000                 --
                                                -------------        -----------
  Long-term debt and capital lease
    obligations.............................    $ 258,363,313        $ 5,811,869
                                                -------------        -----------

    On November 12, 1999, the Company signed a commitment letter for a purchase agreement with BET Associates which included an $8.0 million senior subordinated note. The purchase agreement was executed on December 28, 1999. The note bore stated interest at 12% payable quarterly and matured on December 28, 2007. BET Associates also received a warrant to purchase 4,978,150 shares of voting common stock at a par value of $0.0005 per share and an exercise price of $0.005 per share with an exercise period of ten years. Of the $8.0 million in proceeds received under the purchase agreement, approximately $2.2 million was allocated to the detachable warrants based on the fair value of the warrants on the date of issuance as determined using the Black-Scholes model.

                        UBIQUITEL INC. AND SUBSIDIARIES

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED)
    On April 11, 2000, UbiquiTel Operating Company issued 14% senior subordinated discount notes with a maturity value of $300.0 million and warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933. In
August 2000, the notes and warrants were registered with the SEC. The notes were issued at a discount and generated approximately $152.3 million in gross proceeds. The value assigned from the proceeds to the warrants was approximately $15.9 million. The proceeds have been and will be used to partially fund capital expenditures relating to the network build-out, operating losses, working capital, the acquisition of the Sprint PCS Spokane, Washington assets, repayment of the $8.0 million 12% senior subordinated note and the related prepayment fee and other general corporate purposes. The notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%. Interest will become payable semiannually beginning on October 15, 2005. Up to 35% of the notes will be redeemable on or prior to April 15, 2003 from net proceeds of one or more public equity offerings, other than the Company's initial public offering. Any remaining notes will be redeemable on or after April 15, 2005.

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

    On April 11, 2000, following the issuance of the $300 million senior subordinated discount notes, the 12% senior subordinated note was prepaid as required by the note agreement with a prepayment premium of 1% and interest earned from April 1, 2000 to the repayment date. Following the prepayment, a deferred financing fee of approximately $2.5 million (inclusive of the $2.2 million assigned to the warrants) was expensed as an extraordinary item during the year ended December 31, 2000 (See Note 2).

    On December 29, 1999, the Company executed a $25.0 million senior secured credit agreement (the "Facility"), with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto. No amount was drawn under this Facility. On February 22, 2000, UbiquiTel Operating Company received a commitment letter from Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto for a $250.0 million senior secured credit facility. UbiquiTel has guaranteed the credit facility which was finalized and executed on March 31, 2000 and replaced the previous $25.0 million Facility. The credit facility consists of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million.

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

    UbiquiTel Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loans and term loan A, and prime plus 2.50% for the term loan B or a Eurodollar Loan with an interest rate of the London Interbank Offered Rate, commonly referred

                        UBIQUITEL INC. AND SUBSIDIARIES

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (CONTINUED) to as LIBOR, plus 4.25% for the revolving loans and term loan A, and plus 3.75% for the term loan B. In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility.

    Initial borrowings of $75.0 million under the term loan B were made on April 11, 2000. Also, the first draw down of $30 million under the term loan A was made on October 13, 2000. These amounts were funded into an escrow account that is controlled by Paribas and will not be released until specified conditions have been satisfied. These conditions include, among others, evidence that the Company has used all of the proceeds from the sale of the senior subordinated discount notes in April 2000 and from UbiquiTel's initial public offering of its common stock in June 2000 to pay fees and expenses in connection with those offerings, to fund the build-out of the Company's PCS network and for other general corporate and working capital purposes. Additional borrowings are subject to these escrow arrangements and will not be provided until the initial borrowings of $75.0 million have been released.

    In conjunction with the closing of this facility, the Company incurred financing fees of approximately $7.1 million which are being amortized over the term of the credit facility. Deferred financing fees of approximately
$1.7 million relating to the old credit facility have been expensed during the year ended December 31, 2000 as an extraordinary item.

    UbiquiTel has unconditionally guaranteed UbiquiTel Operating Company's obligations under the senior subordinated discount notes. UbiquiTel has no operations separate from its investment in UbiquiTel Operating Company. Separate financial statements and other disclosures related to UbiquiTel Operating Company as issuer of the debt are not provided because management has determined that such information is not material to investors.

6. STOCKHOLDERS' EQUITY

COMMON STOCK

    On November 1, 1999, the Company issued 6,834,000 shares of voting common stock to a group of five shareholders (the "Founders") at a par value of $0.0005 per share as compensation for the Founders' efforts prior to that time on behalf of the Company and for the assignment of the Sprint PCS agreement for the Reno/Tahoe market. The fair value at the time of issuance was $0.50 per share. In accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," the Company recorded compensation expense of $1,394,729 which is presented as non-cash compensation for general and administrative matters in the Company's statements of operations. For stock issued to non-employees, the Company recorded a charge to additional paid-in-capital of $738,760, as the Founders were involved in raising equity capital for the Company.

    The holders of voting common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and do not have any cumulative voting rights. Subject to the rights of the holders of any series of preferred stock, holders of voting common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefor. Holders of shares of voting common stock have no preemptive, conversion, redemption, subscription or similar rights. If the Company liquidates, dissolves or winds up, the holders of shares of voting common stock are entitled to share ratably in the assets which are legally available for distribution, if any, remaining after the payment or provision for the payment of all debts and other

                        UBIQUITEL INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY (CONTINUED)
liabilities and the payment and setting aside for payment of any preferential amount due to the holders of shares of any series of preferred stock.

    On November 1, 1999, the Company issued 32,000,000 non-vested shares of non-voting common stock to the Founders at a par value of $0.0005 per share. These shares were issued to retain the Founders 13.4% ownership interest in the event the Company issued additional stock and equity securities prior to its initial public offering. All outstanding shares of non-voting common stock were canceled as of the closing of the Company's initial public offering in June 2000, for nominal value.

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

CONVERTIBLE SERIES A AND SERIES B PREFERRED STOCK

    On September 30, 1999, the Company entered into an escrow agreement with a group of investors intending to subscribe for and purchase a total of $17,000,000 of the Company's Series A preferred stock. The investors agreed to deposit their subscription amounts in escrow pursuant to which the subscription payments would be held until the closing of the purchase of the Series A preferred stock.

    On November 23, 1999, the Company entered into a Series A preferred stock purchase agreement to sell a total of 17,008,500 shares of Series A preferred stock at a purchase price of $1.00 per share. Subject to the terms of the purchase agreement, the Company sold $1,000,000 of Series A preferred stock on November 23, 1999 when the Company had firm commitments for at least
$33 million in senior and subordinated debt financing (see Note 4), and the balance of $16,008,500 of Series A preferred stock was sold on December 23, 1999 prior to the execution of the senior and subordinated debt financing which occurred by December 31, 1999. Each share of the Series A preferred stock was convertible at any time after the date of issuance into common stock at an initial conversion price of $0.50 as adjusted for a 2-for-1 stock split subject to adjustments as defined in the purchase agreement. Upon the closing of the IPO in June 2000, all outstanding shares of Series A preferred stock were converted into shares of common stock at the then effective conversion rate.

    On February 25, 2000, DLJ Merchant Banking Partners II, L.P., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, one of the Company's underwriters in its IPO and a predecessor to Credit Suisse First Boston Corporation ("CSFB"), entered into a securities purchase agreement whereby it purchased 2,110,347 shares of 7% convertible Series B preferred stock at a purchase price of $11.84 per share, or $25 million in the aggregate. Each share of Series B preferred stock was convertible at any time after the date of issuance into common stock at the then effective conversion rate. In accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features," upon issuance of the Series B preferred stock, the Company had a beneficial conversion resulting in a discount of $8,766,000, which was recognized as a dividend to the preferred shareholder during the year ended December 31, 2000. Upon the closing of the IPO in June 2000, all outstanding shares of Series B preferred stock were converted into shares of common stock at the then effective conversion rate.

                        UBIQUITEL INC. AND SUBSIDIARIES

6. STOCKHOLDERS' EQUITY (CONTINUED)
DIVIDENDS

    Holders of Series A and B preferred stock were entitled to receive cumulative dividends at a rate of 7% per annum out of the assets of the Company. The cumulative accrued dividends of $1,007,684 were paid in June 2000 concurrent with the conversion of preferred stock to common stock.

    The discount of $8,766,000 resulting from the allocation of the proceeds from the Series B preferred stock to the beneficial conversion feature was included in preferred stock dividends for the year ended December 31, 2000.

7. WARRANTS

    At December 31, 2000, the Company had outstanding warrants to purchase an aggregate of 4,813,987 shares of common stock, including warrants to purchase 3,579,000 shares issued in connection with the senior subordinated discount notes. These warrants, which are detachable, are exercisable at any time after April 15, 2001 at $11.37 per share and have a ten-year life. Warrants to purchase 86,183 shares of common stock at an exercise price of $8.00 per share were issued to CSFB in connection with the senior subordinated discount notes offering and are exercisable after June 12, 2001 and have a four-year life. Warrants to purchase 1,148,804 shares of common stock were issued to Paribas in connection with the $25.0 million credit facility. These warrants are exercisable at $0.005 per share and have a ten-year life. Holders of the Paribas warrants are entitled to dividends that are paid with respect to the common stock even if the warrants have not yet been exercised. Additionally, beginning on the earlier of the fifth anniversary of the date these warrants were issued or the date the Company experiences a change in control, the holder of the warrants may require the Company to repurchase at market value the warrants or any shares of common stock that were issued to the holder upon the exercise of the warrants. The Company also has the option to repurchase all of the Paribas warrants or all of the shares of common stock issued upon the exercise of the warrants beginning on the sixth anniversary of the date the warrants were issued. If the Company exercises this right, it must repurchase the warrants or shares at a price equal to 120% of the market price of the common stock as of the date the Company repurchases the warrants or shares.

    The Company's accounting for these warrants at the time of issuance was based on the fair market value of the warrants of $570,023 and was determined by using the Black-Scholes model with the following assumptions: risk free interest rate of 6.4%, expected dividend yield of 0%, expected life of five years, and expected volatility of 70%.

8. STOCK OPTION PLAN

    On November 29, 1999, the Company entered into an employment agreement with its chief executive officer. Under the employment agreement, the Company granted non-qualified options for 2,550,000 shares of common stock at a purchase price of $0.50 per share which the Company believes was the fair market value of the stock at that time. The options vest in three equal installments over a period of three years.

    In 1999, the Company granted an aggregate of 650,000 non-qualified options vesting in equal installments over four years to three employees pursuant to its 2000 Equity Incentive Plan. These options have an exercise price of $0.50 per share. Following an employee's resignation from the Company, 200,000 non-qualified options were forfeited.

                        UBIQUITEL INC. AND SUBSIDIARIES

8. STOCK OPTION PLAN (CONTINUED)
    In January 2000, the Company issued an aggregate of 320,000 non-qualified options to employees pursuant to its 2000 Equity Incentive Plan. 260,000 of these options had an exercise price that was approximately $7.50 less per share than the fair market value of the common stock on the date of grant. Accordingly, the Company will recognize compensation expense of approximately $1,965,600 over the 48-month vesting period for these options. During the year ended December 31, 2000, the Company amortized $491,400 of this expense. The remaining 60,000 options have an exercise price equal to the IPO price per share of $8.00.

    In January 2000, the board of directors and shareholders of the Company approved the 2000 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract, retain and reward key employees, consultants and non-employee directors. A committee consisting of members from the board of directors administers the Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Plan. The Plan authorized up to 4,080,000 shares of common stock for issuance under the Plan and does not include awards paid in cash. During the year ended December 31, 2000, the committee granted 1,233,500 stock options to various employees vesting over four years and a non-employee director vesting over three years under the Plan.

    At December 31, 2000 and December 31, 1999, the following is a summary of the options granted and outstanding:

                                            DECEMBER 31, 2000            DECEMBER 31, 1999
                                        --------------------------   --------------------------
                                                       WEIGHTED                     WEIGHTED
                                                       AVERAGE                      AVERAGE
                                         SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                        ---------   --------------   ---------   --------------
Outstanding at beginning of period....  3,200,000        $0.50              --        $  --
  Granted.............................  1,233,500         6.31       3,200,000         0.50
  Exercised...........................         --           --              --           --
  Forfeited...........................   (200,000)        0.50              --           --
                                        ---------        -----       ---------        -----
Outstanding at end of period..........  4,233,500        $2.19       3,200,000        $0.50
                                        =========                    =========
Options exercisable at end of
  period..............................  1,037,500        $1.04              --           --
                                        =========                    =========
Weighted average fair value of options
  granted during period...............                   $7.89                        $  --

    The following table summarizes information about stock options outstanding at December 31, 2000:

                       OPTIONS                                OPTIONS
   RANGE OF        OUTSTANDING AT     WEIGHTED-AVERAGE    EXERCISABLE AT     WEIGHTED-AVERAGE
EXERCISE PRICES   DECEMBER 31, 2000    EXERCISE PRICE    DECEMBER 31, 2000    EXERCISE PRICE
- ---------------   -----------------   ----------------   -----------------   ----------------
  $      0.50         3,260,000            $0.50              962,500             $0.50
  $5.94-$8.69           973,500            $7.86               75,000             $8.00

    The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its stock option grants to employees and directors. Except for the 260,000 options grants discussed above, no compensation cost has been recognized related to such grants in the accompanying statements of operations for the year ended December 31, 2000 and for the

                        UBIQUITEL INC. AND SUBSIDIARIES

8. STOCK OPTION PLAN (CONTINUED)
period from inception through December 31, 1999. Had compensation cost for these grants been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted loss per share at December 31, 2000 and December 31, 1999 would have increased as indicated in the following pro forma amounts:

                                                    DECEMBER 31,   DECEMBER 31,
                                                        2000           1999
                                                    ------------   ------------
Net loss:
  As reported.....................................  $(42,418,261)  $(1,987,091)
  Pro forma.......................................  $(43,175,721)  $(2,005,033)
Pro forma basic and diluted loss per share:
  As reported.....................................  $      (0.76)  $     (0.04)
  Pro forma.......................................  $      (0.78)  $     (0.04)

    The fair value of all of the option grants was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

    - weighted-average risk free interest rates ranging from 5.78% to 6.34%,

    - expected dividend yields of 0%,

    - expected lives ranging from 1.5 years to 2.0 years, and

    - expected volatility of 70%.

9. INCOME TAXES

    Income tax expense (benefit) for the year ended December 31, 2000 and for the period from inception to December 31, 1999 differed from the amount computed by applying the statutory federal income tax rate of 34% to the loss recorded as a result of the following:

                                                     YEAR ENDED     YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,
                                                        2000           1999
                                                    ------------   ------------
Computed "expected" tax expense...................  $(14,478,742)    $(675,611)
State tax, net of federal benefit.................      (728,527)      (43,716)
Other.............................................       183,394       508,161
Change in valuation allowance.....................    15,023,875       211,166
                                                    ------------     ---------
Total income tax expense (benefit)................  $          0     $       0

    Since inception, the Company has generated losses for both book and tax purposes. The Company has not recorded potential income tax benefits that may be received and has not applied current losses to future years in which the Company has taxable income. Under accounting rules, these benefits can only be recorded when it is more likely than not that these benefits will be realized. Since the Company has a limited operating history, an assessment cannot be determined.

                        UBIQUITEL INC. AND SUBSIDIARIES

9. INCOME TAXES (CONTINUED)
    At December 31, 2000, we had net operating loss carryforwards for federal and state income tax purposes totaling approximately $21,435,756, which will expire in 2014. These carryforwards may be limited due to changes in ownership in accordance with Internal Revenue Service guidelines.

    Net deferred tax asset consisted of the following amounts of deferred tax assets and liabilities as of December 31, 2000 and December 31, 1999:

                                                               2000         1999
                                                            -----------   --------
Deferred tax asset........................................  $15,232,316      --
Less: Valuation allowance for deferred tax assets.........  $15,232,316      --
                                                            -----------     ---
    Net deferred tax asset................................          -0-     -0-

10. COMMITMENTS

CAPITAL EXPENDITURES

    The Company expects to incur capital expenditures of approximately $100 million in 2001.

LEASES

    The Company is obligated under operating leases for office space, retail stores, cell sites and office equipment. Future minimum annual lease payments under these operating leases for the next five years at December 31, 2000 are as follows:

YEARS ENDING DECEMBER 31:

2001........................................................  $ 4,958,140
2002........................................................    5,119,847
2003........................................................    5,294,550
2004........................................................    5,485,195
2005........................................................    5,829,690

    Rental expense for all operating leases was $2,467,393 and $10,400 for the year ended December 31, 2000 and the period from inception through December 31, 1999, respectively.

EMPLOYMENT AGREEMENTS

    In November 1999, the Company entered into an employment agreement with its chief executive officer. The employment agreement is for a three-year term and provides for an annual base salary of $200,000, with a guaranteed annual increase of 5% over the next two years. In addition to his base salary, the chief executive officer is eligible to receive bonuses in such amounts and at such times as determined by the disinterested members of the board of directors. The employment agreement provides that the chief executive officer's employment may be terminated by the Company with or without cause, as defined in the agreement, at any time or by the chief executive officer for any reason at any time upon thirty days' written notice to the Company.

                        UBIQUITEL INC. AND SUBSIDIARIES

11. DEFERRED FINANCING COSTS

    During 1999, the Company incurred fees of $320,000 and $1,809,023 to secure commitments from lenders related to the 12% senior subordinated note and the $25.0 million credit facility, respectively. On March 31, 2000, the Company replaced the old $25.0 million facility with a new $250.0 million senior secured credit facility (See Note 5). An amount of $1,722,879 related to the extinguishment of the old facility was expensed as an extraordinary item during the year. Costs to secure the new facility of $7,056,168 are included in deferred financing and will be amortized on a straight-line basis over the term of the new facility.

    On April 11, 2000, the Company finalized the issuance of $300 million senior subordinated discount notes. An amount of $6,277,491 was incurred on the issuance. Following the issuance, the 12% senior subordinated note was prepaid and the unamortized financing cost of $306,667 was expensed as an extraordinary item.

    Amortization of deferred financing charges amounted to $1,071,215 and $18,381 for the year ended December 31, 2000 and for the period from inception to December 31 1999, respectively, and was included in interest expense.

12. RELATED PARTY TRANSACTIONS

    In 1999 and for the year ended December 31, 2000, certain stockholders of the Company provided services in connection with obtaining, negotiating and closing the preferred stock offering and $250.0 million senior secured credit facility. Fees incurred for those services amounted to $1,515,000 and $1,000,000, respectively.

    In 1999 and the year ended December 31, 2000, the Company paid The Walter Group, a stockholder, approximately $148,000 and $12,896, respectively, for consulting services.

    On October 28, 1999, the Company entered into an agreement with a stockholder, SpectraSite Communications Inc., that owns and operates communications towers. During 1999, no services were provided to the Company. For the year ended December 31, 2000, the Company incurred costs of $4,287,473 for capital expenditures made during the period.

13. LITIGATION

    UbiquiTel is not a party to any pending legal proceedings that management believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

                        UBIQUITEL INC. AND SUBSIDIARIES

14. WHOLLY-OWNED OPERATING SUBSIDIARY SUMMARIZED FINANCIAL INFORMATION

    The summarized financial information of UbiquiTel Operating Company as of December 31, 2000 and December 31, 1999 and for the year ended December 31, 2000 and the period from inception to December 31, 1999 is presented below:

    SUMMARIZED BALANCE SHEET DATA

                                                  DECEMBER 31, 2000   DECEMBER 31, 1999
                                                  -----------------   -----------------
Assets:
  Cash and other current assets.................    $151,843,158         $23,994,826
  Property and equipment, net...................      47,651,162                  --
  Construction in progress......................      72,220,446           4,085,942
  Other assets..................................      16,797,350                  --
  Restricted cash...............................     105,000,000                  --
  Deferred financing costs......................      12,244,064           2,110,642
                                                    ------------         -----------
    Total assets................................    $405,756,180         $30,191,410
                                                    ------------         -----------
Liabilities and Equity:
  Accounts payable and accrued expenses.........    $ 23,689,817         $ 4,256,994
  Due to related parties........................              --             813,441
  Accrued interest..............................         211,818              10,521
  Advances from parent..........................     155,731,060          19,584,045
  Long-term debts and leases....................     258,446,539           5,811,869
                                                    ------------         -----------
    Total liabilities...........................     438,079,234          30,476,870
  Equity and accumulated deficit................     (32,323,054)           (285,460)
                                                    ------------         -----------
    Total liabilities and equity................    $405,756,180         $30,191,410
                                                    ============         ===========

    SUMMARIZED STATEMENT OF OPERATIONS DATA

                                                                        PERIOD FROM
                                                          YEAR ENDED    INCEPTION TO
                                                         DECEMBER 31,   DECEMBER 31,
                                                             2000           1999
                                                         ------------   ------------
Revenues...............................................  $  9,282,554    $      --
Costs and expenses, including non-cash compensation
  charges..............................................   (26,178,152)    (257,558)
Interest (expense) net.................................   (10,924,318)     (28,902)
Extraordinary item--loss on early extinguishments of
  debt.................................................    (4,217,677)          --
                                                         ------------    ---------
Net loss...............................................  $(32,037,593)   $(286,460)
                                                         ============    =========

15. ACQUISITION OF SPOKANE MARKET

    In January 2000, the Company signed an agreement to purchase from Sprint PCS the Spokane, Washington market's PCS networks and related assets and subscribers for approximately $35.5 million. The Company closed this transaction on April 15, 2000. The acquisition was accounted for under the purchase method of accounting. The operating results of the acquired business have been included in the statements of operations from the date of acquisition.

                        UBIQUITEL INC. AND SUBSIDIARIES

15. ACQUISITION OF SPOKANE MARKET (CONTINUED)
    The amount of the purchase price and its allocation were as follows:

  Net tangible assets..............................                $18,892,164
  Intangible assets--customer list.................                  4,737,500
  Goodwill.........................................                 11,877,030
                                                                   -----------
                                                                   $35,506,694
                                                                   ===========

The resulting goodwill from the acquisition will be amortized over 20 years.

    The acquisition has been accounted for as a purchase and, accordingly, the results are included in the consolidated financial statements of the Company since the date of the acquisition. The following unaudited pro forma financial information assumes the acquisition has occurred as of January 1, 2000 and as of January 1, 1999:

                                                       2000           1999
                                                   ------------   ------------
Net service revenue..............................  $ 10,266,541   $  4,761,949

Net loss.........................................   (43,768,323)   (10,298,532)

Net loss per share from continuing operations....  $      (0.71)  $      (0.20)

    The pro forma information is not necessarily indicative of the results that would have been reported had such event actually occurred on the date specified, nor is it intended to project the Company's results of operations or financial position for any future period.

16. SUBSEQUENT EVENTS

    On February 22, 2001, UbiquiTel announced that it entered into a merger agreement for the acquisition of VIA Wireless, LLC, a California limited liability company and Sprint PCS network partner ("VIA Wireless"). Under the merger agreement, VIA Wireless will become a wholly-owned subsidiary through a series of mergers and related transactions. In the transaction, stockholders of the members of VIA Wireless and certain employees of VIA Wireless will receive in the aggregate 16,400,000 shares of UbiquiTel's common stock. VIA Wireless is the exclusive provider of Sprint PCS digital wireless personal communication services to the central valley of California, which covers approximately
3.4 million licensed residents. Its markets are contiguous to UbiquiTel's markets in Northern California and include Fresno, Bakersfield and Stockton. The VIA Wireless network currently covers approximately 2.5 million residents, including key travel corridors between Los Angeles and San Francisco. As of December 31, 2000, VIA Wireless had more than 40,000 subscribers. The transaction is subject to regulatory approvals, including the Federal Communications Commission and approval by UbiquiTel's shareholders of the issuance of the shares. These approvals are expected to be obtained within several months, and the transaction is expected to close by the end of July 2001. In the interim, UbiquiTel Operating Company will advance up to $25 million to fund VIA Wireless' operations as bridge financing pending the closing of the transaction pursuant to a revolving credit and term loan agreement and will manage VIA Wireless' operations pursuant to a management agreement, each of which was entered into in connection with the merger agreement.

    Funding for the transaction is being provided in part by an increase of $50 million in UbiquiTel's senior credit facility. On March 1, 2001, UbiquiTel Operating Company and Paribas and the other

                        UBIQUITEL INC. AND SUBSIDIARIES

16. SUBSEQUENT EVENTS (CONTINUED)
lenders under UbiquiTel Operating Company's $250 million senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250 million credit facility by $50 million to $300 million, and approved UbiquiTel's acquisition of VIA Wireless, including UbiquiTel Operating Company's $25 million of subordinated bridge financing to VIA Wireless pending the closing of the transaction. The $50 million increase has been funded into escrow in the form of an additional term loan B along with UbiquiTel Operating Company's other current borrowings under the senior credit facility. The lenders' increase in the senior credit facility is subject to the satisfaction of certain conditions, including UbiquiTel completing both the VIA Wireless transaction and a sale of certain non-essential assets acquired in the VIA Wireless transaction for consideration of at least $50 million on or before December 31, 2001. If both transactions are not completed by December 31, 2001, the $50 million term loan B will be prepayable automatically, together with a prepayment premium of $1 million, and the borrowing availability under the senior credit facility will be reduced automatically by $50 million to $250 million.

    On February 22, 2001, UbiquiTel entered into an agreement with VoiceStream Wireless to sell VIA Wireless' California PCS licenses for $50 million. The sale of VIA Wireless' PCS licenses is conditioned upon the closing of the VIA Wireless transaction and is subject to the approval of the Federal Communications Commission and other customary closing conditions. UbiquiTel is required to deposit the net sale proceeds into escrow under the senior credit facility and their release is subject to the satisfaction of the same terms and conditions that UbiquiTel Operating Company's other escrowed borrowings are subject (See Note 5).

                         REPORT OF INDEPENDENT AUDITORS

The Partners of Sprint L.P.

    We have audited the accompanying statements of assets to be sold of the Spokane District (as described in NOTE 1), which are wholly owned by Sprint Spectrum L.P. (the Company), as of December 31, 1999 and 1998 and the related statements of revenues and expenses for each of the three years in the period ended December 31, 1999. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall statements' presentation. We believe that our audits provide a reasonable basis for our opinion.

    As described in NOTE 2, the accompanying statements have been included in the Annual Report on Form 10-K of UbiquiTel for purposes of complying with the rules and regulations of the Securities and Exchange Commission in lieu of the full financial statements required by Rule 3-02(a) of Regulation S-X. The statements are not intended to be a complete presentation of the Spokane District's financial position or results of its operations.

    In our opinion, the statements referred to above present fairly, in all material respects, the assets to be sold of the Spokane District as of December 31, 1999 and 1998, and the related revenues and expenses for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          Ernst & Young LLP

Kansas City, Missouri
February 29, 2000

                                SPOKANE DISTRICT

                     (WHOLLY OWNED BY SPRINT SPECTRUM L.P.)

                        STATEMENTS OF ASSETS TO BE SOLD

                                                                             DECEMBER 31
                                                         MARCH 31,    -------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
                                                        (UNAUDITED)
Assets:
Property, plant and equipment
    Network equipment.................................  $29,246,217   $29,038,828   $25,246,441
    Other.............................................      235,232       231,661       185,586
    Construction work in progress.....................      166,960       211,167       349,480
                                                        -----------   -----------   -----------
  Total property, plant and equipment.................   29,648,409    29,481,656    25,781,507
    Less: accumulated depreciation....................   10,716,627     9,785,334     6,314,486
                                                        -----------   -----------   -----------
  Net property, plant and equipment...................   18,931,782    19,696,322    19,467,021
Prepaid lease expense.................................       92,776        87,416        83,767
                                                        -----------   -----------   -----------
Total assets to be sold...............................  $19,024,558   $19,783,738   $19,550,788
                                                        ===========   ===========   ===========

                            SEE ACCOMPANYING NOTES.

                                SPOKANE DISTRICT

                      (WHOLLY OWNED SPRINT SPECTRUM L.P.)

                      STATEMENTS OF REVENUES AND EXPENSES

                                    THREE MONTHS ENDED
                                         MARCH 31                   YEAR ENDED DECEMBER 31
                                  -----------------------   ---------------------------------------
                                     2000         1999         1999          1998          1997
                                  ----------   ----------   -----------   -----------   -----------
                                        (UNAUDITED)
Revenues:
  Net service revenues..........  $1,413,116   $  953,630   $ 4,761,949   $ 2,590,169   $   679,586
  Net equipment revenues........     160,767      182,327       862,978       690,479       566,595
                                  ----------   ----------   -----------   -----------   -----------
                                   1,573,883    1,135,957     5,624,927     3,280,648     1,246,181
Expenses:
  Cost of services..............     406,447      258,240     2,349,770     1,724,964     1,372,305
  Cost of equipment.............     372,691      489,257     2,696,646     2,245,459     1,530,300
  Selling, general and
    administrative..............   1,213,514      997,380     5,419,104     4,470,494     8,167,807
  Depreciation..................     931,293      827,503     3,470,848     3,111,511     2,968,406
                                  ----------   ----------   -----------   -----------   -----------
                                   2,923,945    2,572,380    13,936,368    11,552,428    14,038,818
                                  ----------   ----------   -----------   -----------   -----------
Expenses in excess of net
  revenues......................  $1,350,062   $1,436,423   $ 8,311,441   $ 8,271,780   $12,792,637
                                  ==========   ==========   ===========   ===========   ===========

                            SEE ACCOMPANYING NOTES.

                                SPOKANE DISTRICT

                     (WHOLLY OWNED BY SPRINT SPECTRUM L.P.)

NOTES TO STATEMENTS OF ASSETS TO BE SOLD AND STATEMENTS OF REVENUES AND EXPENSES

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. ASSET PURCHASE AGREEMENT

    On December 28, 1999, Sprint Spectrum L.P. (the Company) and UbiquiTel Inc. (UbiquiTel) entered into an Asset Purchase Agreement (the Agreement) whereby the Company will sell to UbiquiTel certain assets and UbiquiTel will assume certain leases as stipulated in the Agreement. Under the Agreement, the Company agrees to sell to UbiquiTel the assets related to its wireless mobile telephone services in the Spokane, Washington district (the Spokane District), which are wholly owned by the Company. The assets to be sold to UbiquiTel primarily consist of property, plant and equipment including network assets and retail stores located in the Spokane District. Not included in the Agreement are PCS licenses currently owned by the Company or the existing subscriber base and related accounts receivable balances, the ownership of which will remain with the Company. UbiquiTel will assume certain operating leases within the Spokane District; however, no deferred revenue, commission or other similar liabilities will be assumed. Under the terms of the Agreement, this transaction is expected to close on or before April 15, 2000.

    Following the close of the pending transaction, UbiquiTel will operate the Spokane District as a Sprint PCS market through a management agreement with the Company. Under the terms of this agreement, UbiquiTel will sell wireless mobile telephone services under the Sprint PCS brand name in exchange for a fee. Also as part of the agreement, the Company will continue to provide network monitoring, customer service, billing and collection services to UbiquiTel.

2. BASIS OF PRESENTATION

    Historically, financial statements have not been prepared for the Spokane District as it has no separate legal status or existence. The accompanying statements of assets to be sold and statements of revenues and expenses of the Spokane District have been included in the Annual Report on Form 10-K of UbiquiTel for purposes of complying with the rules and regulations of the Securities and Exchange Commission in lieu of the full financial statements required by Rule 3-02(a) of Regulation S-X. These statements have been derived from the historical accounting records of the Company and include revenues and expenses directly attributable to the Spokane District. Certain operating expenses that are indirectly attributable to the Spokane District have been allocated using the methods set forth below. As a result, the statements may not be indicative of the financial position or operating results of the Spokane District had it been operated as a separate, stand-alone company.

    The unaudited interim financial information presented herein has been prepared according to accounting principles generally accepted in the United States. In management's opinion, the information presented herein reflects all adjustments (consisting only of normal recurring accruals) necessary to present fairly the interim financial position and results of operations of the Spokane District.

PROPERTY, PLANT & EQUIPMENT

    The property, plant and equipment balances included in the accompanying statements of assets to be sold are assets specifically identified within the Spokane District and that are to be purchased by UbiquiTel pursuant to the Agreement.

                                SPOKANE DISTRICT

                     (WHOLLY OWNED BY SPRINT SPECTRUM L.P.)

NOTES TO STATEMENTS OF ASSETS TO BE SOLD AND STATEMENTS OF REVENUES AND EXPENSES
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. BASIS OF PRESENTATION (CONTINUED)
REVENUES

    The service revenues included in the statements of revenues and expenses are those specifically related to subscribers of the Spokane District. Allocations have been made of certain unbilled revenue and bad debt accruals that are recorded by the Company at levels above the district level. These allocations are based on average subscribers of the Spokane District relative to total subscribers of the Company.

    The equipment revenues included in the statements of revenues and expenses are those specifically related to equipment sales occurring in the Company's retail stores located in the Spokane District. Also included are revenues from equipment sales to third-party retailers located within the Spokane District.

COST OF SERVICES AND EQUIPMENT

    The cost of services expense in the statements of revenues and expenses includes those expenses directly attributable to the Spokane District. In addition, allocations have been made of cost of services incurred at levels above the district level. These allocations are based on the Spokane District's directly attributable cost of services relative to the total Company directly attributable cost of services.

    The cost of equipment included in the statements of revenues and expenses are those specifically related to equipment sold in the Company's retail stores located in the Spokane District. Also included is the cost of equipment from equipment sales to third-party retailers located within the Spokane District.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Direct selling, general and administrative expenses are those costs that were incurred as a result of providing wireless mobile telephone services in the Spokane District and which will no longer be incurred by the Company subsequent to consummation of the pending transaction with UbiquiTel.

    Selling, general and administrative expenses of the Company that are indirectly associated with the Spokane District's operations were allocated to the Spokane District's statements of revenues and expenses based on reasonable allocation methods as discussed below. Management believes these allocation methodologies are reasonable and represent the most appropriate methods of determining the expenses of the Spokane District.

    Sales and marketing expenses included in allocated selling, general and administrative expenses represent costs of the Company that have been identified as indirectly attributable to the Spokane District. Such allocations have been based on the amount of covered population in the Spokane District relative to the Company's total covered population.

    Included in allocated selling, general and administrative expenses are costs related to the provisioning of customer care activities. These expenses represent customer care costs of the Company that have been identified as indirectly attributable to the Spokane District. Such allocations have been based on the number of subscribers of the Spokane District relative to the Company's total subscribers.

                                SPOKANE DISTRICT

                     (WHOLLY OWNED BY SPRINT SPECTRUM L.P.)

NOTES TO STATEMENTS OF ASSETS TO BE SOLD AND STATEMENTS OF REVENUES AND EXPENSES
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

2. BASIS OF PRESENTATION (CONTINUED)
DEPRECIATION EXPENSE

    The depreciation expense included in the statements of revenues and expenses is specifically related to the assets identified with the Spokane District which will be purchased by UbiquiTel pursuant to the Agreement.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

REVENUE RECOGNITION

    The Company recognizes operating revenues as services are rendered or as equipment is delivered to customers. Operating revenues are record net of an estimate for uncollectible accounts.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost. The cost of property, plant and equipment is generally depreciated on a straight-line basis over estimated economic useful lives ranging from seven to 20 years. Repair and maintenance costs are expensed as incurred.

ADVERTISING

    Advertising costs are expensed when the advertisement occurs. Total advertising expense amounted to $1,034,8961 in 1999, $813,563 in 1998 and $785,492 in 1997.

USE OF ESTIMATES

    The statements of assets to be sold and statements of revenues and expenses are prepared in conformity with accounting principles generally accepted in the United States. These principles require management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Also, as discussed in Note 2, the statements of revenues and expenses include allocations and estimates that are not necessarily indicative of the costs and expenses that would have resulted if the Spokane District had been operated as a separate stand-alone company.

4. OPERATING LEASES

    The Spokane District's minimum rental commitments at year-end 1999 for all non-cancelable operating leases, consisting mainly of leases for cell and switch sites, are as follows:

2000........................................................  $  262,186
2001........................................................     136,436
2002........................................................     126,925
2003........................................................     129,511
2004........................................................     133,581
Thereafter..................................................   1,816,302

                                SPOKANE DISTRICT

                     (WHOLLY OWNED BY SPRINT SPECTRUM L.P.)

NOTES TO STATEMENTS OF ASSETS TO BE SOLD AND STATEMENTS OF REVENUES AND EXPENSES
                                  (CONTINUED)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

4. OPERATING LEASES (CONTINUED)
    The table excludes renewal options related to certain cell and switch site leases. These renewal options generally have five-year terms and may be exercised from time to time. The Spokane District's gross rental expense totaled $592,539 in 1999, $588,657 in 1998 and $530,512 in 1997.

5. CASH FLOWS

    The Spokane District's primary requirements for cash have been to fund operating losses and capital expenditures associated with the network build-out. Capital expenditures of the Spokane District were $166,753 and $785,463 (unaudited) for the three months ended March 31, 2000 and 1999, and $5,050,843, $3,368,870 and $19,604,854 for the years ended December 31, 1999, 1998 and 1997, respectively.

6. IMPACT OF THE YEAR 2000 (UNAUDITED)

    During 1999, the Company completed its remediation and testing of systems related to its Year 2000 readiness. As a result of these efforts, the Company experienced no significant disruptions in the mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from the Year 2000 issues, either with its equipment, its internal systems, or the equipment and services of third parties. The Company and UbiquiTel will continue to monitor the mission critical computer applications of the Spokane District and those of the Spokane District's suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

7. SUBSEQUENT EVENT (UNAUDITED)

    The transaction described in Note 1, whereby the Company was to sell to UbiquiTel certain assets and UbiquiTel was to assume certain leases as stipulated in the Agreement, closed on April 15, 2000.

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER                                   DESCRIPTION
- ---------------------                           -----------
         2.1            Merger Agreement, dated as of February 22, 2001, by and
                        among UbiquiTel Inc., UbiquiTel Operating Company, the
                        Merger Subsidiaries of UbiquiTel Inc., VIA Wireless, LLC,
                        the Stockholders and the Controlling Evans Stockholders.
        10.27           Revolving Credit and Term Loan Agreement, dated as of
                        February 22, 2001, by and between UbiquiTel Operating
                        Company and VIA Wireless, LLC.
        10.28           Subordination Agreement, dated as of February 22, 2001,
                        among UbiquiTel Operating Company, VIA Wireless, LLC, and
                        the Members of VIA Wireless, LLC named therein.
        10.29           Revolving Credit Note for $25,000,000, dated as of February
                        22, 2001, between UbiquiTel Operating Company, as lender,
                        and VIA Wireless, LLC, as borrower.
        10.30           Membership Interest Purchase Warrant and Repurchase
                        Agreement, dated as February 22, 2001, by and between VIA
                        Wireless, LLC and UbiquiTel Operating Company.
        10.31           Management Agreement, dated as of February 22, 2001, by and between UbiquiTel Operating Company and VIA Wireless, LLC.
        10.32           Voting Agreement, dated as of February 22, 2001, among VIA
                        Wireless, LLC and the Stockholders of UbiquiTel Inc. named therein.
        10.33           Voting Agreement, dated as of February 22, 2001, among VIA
                        Wireless, LLC, James A. Parsons and Ann Marie Parsons.
        10.34           Form of Escrow Agreement by and among UbiquiTel Inc.,
                        UbiquiTel Operating Company, First Union National Bank as
                        Escrow Agent and the Indemnitor Parties named therein.
        10.35           Second Amendment and Consent to Credit Agreement, dated as of March 1, 2001, among UbiquiTel Operating Company, the
                        financial institutions party thereto from time to time, BNP
                        Paribas as agent, General Electric Capital Corporation and
                        Fortis Capital Corp.
        10.36           Addendum VI, dated February 22, 2001, to Sprint PCS
                        Management Agreement by and between Sprint Spectrum, LP,
                        Wireless Co., LP, and UbiquiTel Operating Company.
        10.37           Indemnification Agreement, dated as of February 22, 2001, by and among UbiquiTel Inc., UbiquiTel Operating Company, the
                        Merger Subsidiaries of UbiquiTel Inc. named therein, J.H.
                        Evans Inc., and the Stockholders of J.H. Evans named
                        therein.
        10.38           Consulting Agreement, dated as of February 22, 2001, between
                        UbiquiTel Inc. and Instant Phone, LLC.
        10.39           Purchase and Sale Agreement, dated as of February 22, 2001, between UbiquiTel Inc. and Voicestream PCS BTA I License
                        Corporation.
        21.1            Subsidiaries of UbiquiTel Inc.