Form 10-Q
period 2001-03-31
UBIQUITEL INC; UBIQUITEL OPERATING CO
filed 2001-05-11
CIK 1108487, 1116907


                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC 20549

                                           FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                     Commission File Number
                                           000-30761

                                         UBIQUITEL INC.
                  (Exact name of Co-Registrant as specified in its charter)


                    DELAWARE                                       23-3017909
            (State of incorporation)                 (I.R.S. Employer Identification No.)

ONE WEST ELM STREET, SUITE 400, CONSHOHOCKEN, PA                     19428
    (Address of principal executive office)                        (Zip code)

                        Co-Registrant's telephone number: (610) 832-3300

                                     Commission File Number
                                            333-39950

                                  UBIQUITEL OPERATING COMPANY
                  (Exact name of Co-Registrant as specified in its charter)

                    DELAWARE                                       23-3024747
            (State of incorporation)                 (I.R.S.Employer Identification No.)

ONE WEST ELM STREET, SUITE 400, CONSHOHOCKEN, PA                     19428
    (Address of principal executive office)                        (Zip code)

                      Co-Registrant's telephone number: (610) 832-3300

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes /X/  No / /

There were 63,553,604 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at April 30, 2001.

There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at April 30, 2001, all of which were owned by UbiquiTel Inc.

                                              UBIQUITEL INC. AND SUBSIDIARIES

                                       FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001


                                                            INDEX
                                                            -----
                                                                                                                              PAGE
                                                                                                                              ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
                     Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
                     December 31, 2000 (audited).................................................................................4
                     Consolidated Statements of Operations for the three
                     months ended March 31, 2001 and 2000 (unaudited)............................................................5
                     Consolidated Statements of Cash Flows for the three months ended
                     March 31, 2001 and 2000 (unaudited).........................................................................6
                     Notes to Consolidated Financial Statements..................................................................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................................................................12

Item 3.    Quantitative and Qualitative Disclosure About Market Risk............................................................19


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings....................................................................................................19

Item 2.    Changes in Securities and Use of Proceeds............................................................................19

Item 3.    Defaults Upon Senior Securities......................................................................................20

Item 4.    Submission of Matters to a Vote of Security Holders..................................................................20

Item 5.    Other Information....................................................................................................20

Item 6.    Exhibits and Reports on Form 8-K.....................................................................................20


Signatures......................................................................................................................21


EXPLANATORY NOTE:

The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("Operating Company"), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% Senior Subordinated Discount Notes due 2010 (the "Notes"). UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures and financial information set forth in Note 6 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "UbiquiTel" means, collectively UbiquiTel, Operating Company and all of their consolidated subsidiaries.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                         UBIQUITEL INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       MARCH 31, 2001        DECEMBER 31, 2000
                                                                                     --------------------   --------------------
                                                                                         (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................        $       87,779         $     147,706
   Accounts receivable, net of allowance for doubtful accounts of $274 at March
      31, 2001 and $88 at December 31, 2000, respectively.......................                 1,818                 1,297
   Inventory....................................................................                 1,442                   829
   Prepaid expenses and other assets............................................                 3,420                 2,350
                                                                                     --------------------   --------------------
        Total current assets....................................................                94,459               152,182
PROPERTY AND EQUIPMENT, NET ....................................................                72,155                47,651
CONSTRUCTION IN PROGRESS........................................................                80,536                72,221
RESTRICTED CASH.................................................................               155,000               105,000
DEFERRED FINANCING COSTS, NET...................................................                11,880                12,244
INTANGIBLE ASSETS, NET..........................................................                15,496                15,894

ADVANCE TO VIA WIRELESS.........................................................                 5,000                     -

DEFERRED TRANSACTION COSTS - VIA WIRELESS ACQUISITION...........................                 4,685                   545
OTHER ASSETS....................................................................                   829                   358
                                                                                     --------------------   --------------------
                       Total assets.............................................        $      440,040         $     406,095
                                                                                     ====================   ====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses........................................        $       15,003         $      23,690
   Accrued interest.............................................................                   319                   212
   Current installments of capital leases.......................................                   232                    83
                                                                                     --------------------   --------------------
        Total current liabilities...............................................                15,554                23,985
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS....................................               314,680               258,363
                                                                                     --------------------   --------------------
                                        Total liabilities.......................               330,234               282,348
                                                                                     --------------------   --------------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS.............................................................                   570                   570
                                                                                     --------------------   --------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 0
      shares issued and outstanding at March 31, 2001 and December 31, 2000.....                     -                     -
   Common stock, par value $0.0005 per share; 100,000,000 shares authorized;
      63,543,604 shares issued and outstanding at March 31, 2001 and December
      31, 2000..................................................................                    32                    32
   Additional paid-in-capital...................................................               167,673               167,550
   Accumulated deficit..........................................................               (58,469)              (44,405)
                                                                                     --------------------   --------------------
        Total stockholders' equity..............................................               109,236               123,177
                                                                                     --------------------   --------------------
                       Total liabilities and stockholders' equity...............        $      440,040         $     406,095
                                                                                     ====================   ====================


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                   UBIQUITEL INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                      MARCH 31, 2001        MARCH 31, 2000
                                                                    -------------------  ---------------------
                                                                       (UNAUDITED)           (UNAUDITED)
REVENUES:
   Service revenue........................................            $       5,828        $            69
   Product sales..........................................                      211                      -
                                                                    -------------------  ---------------------
       Total revenue .....................................                    6,039                     69

COSTS AND EXPENSES:
   Cost of service and operations.........................                    6,735                    216
   Cost of products sold..................................                    1,032                      -
   Selling and marketing..................................                    3,274                     53
   General and administrative expenses excluding non-cash
     compensation charges.................................                    2,978                    613
   Non-cash compensation for general and administrative
     matters..............................................                      123                    119
   Depreciation and amortization..........................                    2,135                     25
                                                                    -------------------  ---------------------
                     Total costs and expenses.............                   16,277                  1,026
                                                                    -------------------  ---------------------
OPERATING LOSS............................................                  (10,238)                  (957)
INTEREST INCOME...........................................                    3,594                    383

INTEREST EXPENSE..........................................                   (7,420)                  (348)
                                                                    -------------------  ---------------------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED STOCK
   DIVIDENDS..............................................                  (14,064)                  (922)
LESS: PREFERRED STOCK DIVIDENDS PLUS ACCRETION............                        -                 (9,230)
                                                                    -------------------  ---------------------
LOSS BEFORE EXTRAORDINARY ITEM............................                  (14,064)               (10,152)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT...........                        -                 (1,723)
                                                                    -------------------  ---------------------
NET LOSS..................................................          $       (14,064)       $       (11,875)
                                                                    ===================  =====================

PRO FORMA BASIC AND FULLY DILUTED NET LOSS PER SHARE OF
   COMMON STOCK:
   Loss before extraordinary item.........................            $       (0.22)       $         (0.20)
   Extraordinary item.....................................                        -                  (0.04)
                                                                    -------------------  ---------------------
   Net Loss...............................................            $       (0.22)       $         (0.24)
                                                                    ===================  =====================

PRO FORMA BASIC AND FULLY DILUTED WEIGHTED-AVERAGE
   OUTSTANDING COMMON SHARES..............................                   63,544                 50,264
                                                                    ===================  =====================



                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                     UBIQUITEL INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (IN THOUSANDS)

                                                                                THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                                  MARCH 31, 2001         MARCH 31, 2000
                                                                               ---------------------  ---------------------
                                                                                   (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends............          $      (14,064)        $          (922)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred financing costs.............................                     764                      81
   Amortization of intangible assets....................................                     398                       -
   Depreciation.........................................................                   1,737                      25
   Interest accrued on senior debt......................................                   5,634                       -
   Non-cash compensation from stock options granted to employees........                     123                     119
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
   Accounts receivable..................................................                    (521)                    (12)
   Inventory............................................................                    (613)                    (50)
   Prepaid expenses and other assets....................................                  (1,541)                 (1,214)
   Accounts payable and accrued expenses................................                    (321)                   (243)
                                                                               ---------------------  ---------------------
       Net cash used in operating activities............................                  (8,404)                 (2,216)
                                                                               ---------------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures................................................                 (42,341)                 (5,401)
    Restricted cash.....................................................                 (50,000)                      -
    Cash advance to VIA Wireless........................................                  (5,000)                      -
   Other acquisition costs..............................................                  (4,140)                      -
                                                                               ---------------------  ---------------------
       Net cash used in investing activities............................                (101,481)                 (5,401)
                                                                               ---------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock subsequently
   converted to common stock............................................                       -                  25,000
   Drawings under senior secured credit facility........................                  50,000                       -
   Capital lease payments...............................................                     (42)                      -
   Deferred financing costs.............................................                       -                  (6,763)
   Offering costs.......................................................                       -                    (850)
                                                                               ---------------------  ---------------------
       Net cash provided by financing activities........................                  49,958                  17,387
                                                                               ---------------------  ---------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................                 (59,927)                  9,770
CASH AND CASH EQUIVALENTS, beginning of period..........................                 147,706                  23,959
                                                                               ---------------------  ---------------------
CASH AND CASH EQUIVALENTS, end of period................................          $       87,779         $        33,729
                                                                               =====================  =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...............................................          $        3,465         $           375
   Cash paid for income taxes...........................................                       -                       -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Network assets acquired but not paid.................................                   9,021                   3,635
   Extraordinary item-early extinguishment of debt......................                       -                   1,723
   Deferred financing costs incurred but not paid.......................                       -                   1,119
   Preferred stock accretion............................................                       -                   9,230
   IPO costs incurred but not paid......................................                       -                     498


                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                         UBIQUITEL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial information as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company's financial position at March 31, 2001, and the Company's operations and cash flows for the quarters ended March 31, 2001 and 2000, respectively. Operating results for the three months ended March 31, 2001 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 of UbiquiTel which are included in its Annual Report on Form 10-K for the year ended December 31, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998 and June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS 133 became effective for UbiquiTel on January 1, 2001. The adoption of these statements did not have a significant impact on the Company's financial results.

2. ORGANIZATION AND NATURE OF BUSINESS

The Company was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services ("PCS") in certain defined midsize and smaller markets in the western and midwestern United States.

In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company), whose sole member was The Walter Group, entered into an agreement with Sprint PCS for no consideration given for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the approximately one million residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly "UbiquiTel Holdings, Inc.") was incorporated in Delaware. On November 1, 1999, the Company entered into a founders' agreement and issued common stock to a group of five shareholders including The Walter Group. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts, including the rights to the Sprint PCS agreements, to UbiquiTel Inc. On
December 28, 1999, UbiquiTel Inc. amended its agreement with Sprint PCS to expand the Company's markets to the Northern California, Spokane/Montana, Southern Idaho/Utah/Nevada and Southern Indiana/Kentucky markets, which together with the Reno/Tahoe markets, contain approximately 7.7 million residents.

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

3. BASIC AND DILUTED NET LOSS PER SHARE

UbiquiTel computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic and diluted net loss per common share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS 128, incremental potential common shares from stock options have been excluded in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

The following summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an antidilutive effect.

                                                                             MARCH 31, 2001           DECEMBER 31, 2000
                                                                        -------------------------  ------------------------
                                                                              (UNAUDITED)
Stock options......................................................             4,271,000                  4,233,500
Warrants...........................................................             4,813,987                  4,813,987
                                                                        -------------------------  ------------------------
Total..............................................................             9,084,987                  9,047,487
                                                                        =========================  ========================

4. PROPERTY AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property and equipment and construction in progress consisted of the following (in thousands):

                                                                            MARCH 31, 2001           DECEMBER 31, 2000
                                                                       -------------------------  ------------------------
                                                                             (UNAUDITED)
Network equipment..................................................        $        70,537           $        46,908
Vehicles...........................................................                    635                       497
Furniture and office equipment.....................................                  4,753                     2,275
                                                                       -------------------------  ------------------------
                                                                                    75,925                    49,680
Accumulated depreciation...........................................                 (3,770)                   (2,029)
                                                                       -------------------------  ------------------------
       Property and equipment, net.................................         $       72,155           $        47,651
                                                                       =========================  ========================

Construction in progress...........................................         $       80,536           $        72,221
                                                                       -------------------------  ------------------------

5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding as of March 31, 2001 and December 31, 2000 were as follows (in thousands):

                                                                             MARCH 31, 2001           DECEMBER 31, 2000
                                                                        -------------------------  ------------------------
                                                                              (UNAUDITED)
14% senior subordinated discount notes.............................         $       300,000          $      300,000
    Less: Discount.................................................                (126,307)               (131,941)
    Less: Detachable warrants......................................                 (14,426)                (14,826)
Senior secured credit facility.....................................                 155,000                 105,000
Lease obligations..................................................                     413                     130
                                                                        -------------------------  ------------------------
        Long-term debt and capital lease obligations...............         $       314,680          $      258,363
                                                                        =========================  ========================

On April 11, 2000, Operating Company issued 14% senior subordinated discount notes. See Note 6 for additional information.

On December 29, 1999, the Company executed a $25.0 million senior secured credit agreement (the "Facility"), with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto. No amount was drawn under this Facility. On February 22, 2000, Operating Company received a commitment letter from Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto for a $250.0 million senior secured credit facility. UbiquiTel has guaranteed the credit facility which was finalized and executed on March 31, 2000 and replaced the previous $25.0 million Facility. The credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million.

On March 1, 2001, Operating Company and Paribas and the other lenders under the senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel's acquisition of VIA Wireless, including Operating Company's $25.0 million of subordinated bridge financing to VIA Wireless pending the closing of the transaction. See Note 8 for a description of the VIA Wireless acquisition. The additional borrowing increased the term loan B to $125.0 million. The lenders' increase in the senior credit facility is subject to the satisfaction of certain conditions, including UbiquiTel completing both the VIA Wireless transaction and a sale of certain non-essential assets acquired in the VIA Wireless transaction for consideration of at least $50.0 million on or before December 31, 2001. See Note 8 for information regarding the sale of certain VIA Wireless assets to Voicestream Wireless. If both transactions are not completed by December 31, 2001, the $50.0 million term loan B will be prepayable automatically, together with a prepayment premium of $1.0 million and the borrowing availability under the senior credit facility will be reduced automatically by $50.0 million to $250.0 million.

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

In the event Operating Company voluntarily prepays any of the term loan B, it is required to pay a prepayment premium of 2% of the principal amount then being repaid if such repayment occurs on or prior to March 1, 2002, and 1% of the principal amount then being repaid after March 1, 2002 but before March 1, 2003. After March 1, 2003, Operating Company's voluntary prepayment of the term loan B will not be subject to a prepayment premium.

Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loans and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London Interbank Offered Rate, commonly referred to as LIBOR, plus 4.25% for the revolving loans and term loan B and plus 3.25% for term loan A. In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility.

Initial borrowings of $75.0 million under the term loan B were made on April 11, 2000. Also, the first draw down of $30.0 million under the term loan A was made on October 13, 2000. On March 1, 2001, Operating Company made an additional borrowing of $50.0 million under the term loan B, following the execution of the credit amendment. These amounts were funded into an escrow account that is controlled by Paribas and will not be released until specified conditions have been satisfied. These conditions include, among others, evidence that the Company has used all of the proceeds from the sale of its senior subordinated notes in April 2000 and from UbiquiTel's initial public offering of its common stock in June 2000 to pay fees and expenses in connection with those offerings, to fund the build-out of the Company's PCS network and for other general corporate and working capital purposes.

In conjunction with the closing of this facility, the Company incurred financing fees of approximately $7.1 million which are being amortized over the term of the credit facility.

6.   WHOLLY-OWNED OPERATING SUBSIDIARY SUMMARIZED FINANCIAL INFORMATION

On April 11, 2000, Operating Company issued 14% senior subordinated discount notes (the "Notes") with a maturity value of $300.0 million and warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933. In August 2000, the Notes and warrants were registered with the Securities and Exchange Commission. The Notes were issued at a discount and generated approximately $152.3 million in gross proceeds. The value assigned from the proceeds to the warrants was approximately $15.9 million. The proceeds have been and will be used to partially fund capital expenditures relating to the network build-out, operating losses, working capital, the acquisition of the Sprint PCS Spokane, Washington assets, repayment of the $8.0 million 12% senior subordinated note issued in November 1999 and the related prepayment fee and other general corporate purposes. The Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%. Interest will become payable semiannually beginning on October 15, 2005. Up to 35% of the Notes will be redeemable on or prior to April 15, 2003 from net proceeds of one or more public equity offerings, other than UbiquiTel's initial public offering in June 2000. Any remaining Notes will be redeemable on or after April 15, 2005.

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

UbiquiTel has unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. The summarized financial information of Operating Company as of March 31, 2001 (unaudited) and December 31, 2000 and for the three months ended March 31, 2001 (unaudited) and 2000 (unaudited), respectively, is presented below:


   SUMMARIZED BALANCE SHEET DATA (IN THOUSANDS)                               MARCH 31, 2001          DECEMBER 31, 2000
                                                                           ---------------------    ----------------------
                                                                               (UNAUDITED)
   Assets:
        Cash and other current assets................................         $       94,120            $       151,843
        Property and equipment, net..................................                 72,155                     47,651
        Construction in progress.....................................                 80,536                     72,221
        Other assets.................................................                 26,010                     16,797
        Restricted cash..............................................                155,000                    105,000
        Deferred financing costs.....................................                 11,880                     12,244
                                                                           ---------------------    ----------------------
            Total assets.............................................          $     439,701            $       405,756
                                                                           =====================    ======================

   Liabilities and Equity:
        Accounts payable and accrued expenses........................          $      15,235            $        23,690
        Accrued interest.............................................                    319                        212
        Advances from parent.........................................                155,854                    155,731
        Long-term debts and leases...................................                314,680                    258,446
                                                                           ---------------------    ----------------------
            Total liabilities........................................                486,088                    438,079
        Equity and accumulated deficit...............................                (46,387)                   (32,323)
                                                                           ---------------------    ----------------------
            Total liabilities and equity.............................          $     439,701            $       405,756
                                                                           =====================    ======================


   SUMMARIZED STATEMENT OF OPERATIONS DATA (IN THOUSANDS)
                                                                               THREE MONTHS             THREE MONTHS
                                                                                  ENDED                     ENDED
                                                                              MARCH 31, 2001           MARCH 31, 2000
                                                                           ---------------------    ----------------------
                                                                               (UNAUDITED)               (UNAUDITED)
   Revenues..........................................................       $          6,039          $             69
   Costs and expenses, including non-cash compensation charges.......                (16,277)                   (1,026)
   Interest (expense) income.........................................                 (3,826)                       35
   Extraordinary item-loss on early extinguishment of debt...........                      -                    (1,723)
                                                                           ---------------------    ----------------------
   Net loss..........................................................       $        (14,064)         $         (2,645)
                                                                           =====================    ======================

7. ACQUISITION OF SPOKANE MARKET

In January 2000, the Company signed an agreement to purchase from Sprint PCS the Spokane, Washington market's PCS networks and related assets and subscribers for approximately $35.5 million. The Company closed this transaction on April 15, 2000. The acquisition was accounted for under the purchase method of accounting. The operating results of the acquired business have been included in the statement of operations from the date of acquisition.

8. MERGER AGREEMENT WITH VIA WIRELESS, LLC

On February 22, 2001, UbiquiTel announced that it entered into a merger agreement for the acquisition of VIA Wireless, LLC, a California limited liability company and Sprint PCS network partner ("VIA Wireless"). Under the merger agreement, as amended and restated, VIA Wireless will become a wholly owned subsidiary through a series of mergers and related transactions. In the transaction, stockholders of the members of VIA Wireless and certain employees of VIA Wireless will receive in the aggregate 16,400,000 shares of UbiquiTel's common stock. VIA Wireless is the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. Its markets are contiguous to UbiquiTel's markets in Northern California and include Fresno, Bakersfield and Stockton. The VIA Wireless network currently covers approximately 2.5 million residents, including key travel corridors between Los Angeles and San Francisco. As of December 31, 2000, VIA Wireless had more than 40,000 subscribers. The transaction is subject to regulatory approvals, including the Federal Communications Commission and approval by UbiquiTel's shareholders of the issuance of the shares. These approvals are expected to be obtained within several months, and the transaction is expected to close by the end of July 2001. In the interim, Operating Company will advance up to $25 million to fund VIA Wireless' operations as bridge financing pending the closing of the transaction pursuant to a revolving credit and term loan agreement and will manage VIA Wireless' operations pursuant to a management agreement, each of which was entered into in connection with the merger agreement.

As of March 31, 2001, UbiquiTel has advanced a total of $5.0 million to VIA Wireless under the revolving credit and term loan agreement.

Funding for the transaction is being provided in part by an increase of $50.0 million in UbiquiTel's senior credit facility. See Note 5 for more details about the facility.

On February 22, 2001, UbiquiTel entered into an agreement with Voicestream Wireless to sell VIA Wireless' California PCS licenses for $50.0 million. The sale of VIA Wireless' PCS licenses is conditioned upon the closing of the VIA Wireless transaction and is subject to the approval of the Federal Communications Commission and other customary closing conditions. UbiquiTel is required to deposit the net sale proceeds into escrow under the senior credit facility and their release is subject to the satisfaction of the same terms and conditions that Operating Company's other borrowings are subject (see Note 5).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements that involve known and unknown risks, uncertainties and other factors. Our actual results could differ materially from the results anticipated in these forward-looking statements. Investors are referred to the documents filed by UbiquiTel with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including, but not limited to:

         -        UbiquiTel's ability to finance future growth opportunities;

         - the ability to successfully complete the build-out of UbiquiTel's portion of the Sprint PCS networks in an efficient and timely manner;

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

These and other applicable risks are described under the caption "Risk Factors" in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000, as well as in its definitive proxy statement to be filed by UbiquiTel with the SEC in connection with the proposed acquisition of VIA Wireless and for use by UbiquiTel to solicit, among other things, shareholder approval of the issuance of the shares of common stock to be issued in the proposed acquisition at its 2001 annual shareholders' meeting. Until June 30, 2000, we were a development stage company, and we intend to significantly expand our operations. Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

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

In April 2000, we acquired Sprint PCS' Spokane, Washington PCS network and related assets for $35.5 million in cash. We acquired switching equipment, transmitting and receiving equipment at 41 radio communications sites, ancillary equipment, prepaid expenses, goodwill and customer lists. The Spokane market did not launch operations until December 16, 1996, and had no significant revenues until 1997. We also acquired from Sprint certain network equipment in Logan, Utah and Las Vegas, Nevada.

In June 2000, UbiquiTel sold 12,500,000 shares of its common stock in its initial public offering. In July 2000, UbiquiTel sold an additional 780,000 shares of its common stock upon exercise of a portion of the underwriters' overallotment option. We received gross proceeds of approximately $106.2 million from the offering, including the exercise of the overallotment option.

During the quarter ended March 31, 2001, we launched three markets, including Logan, Utah, Lewiston, Idaho and Boise, Idaho, for a total coverage of approximately 2.6 million residents as of March 31, 2001. As of March 31, 2001, we had approximately 21,900 subscribers. We expect to cover approximately 55% of the resident population in our markets by the end of 2001.

On February 22, 2001, UbiquiTel announced that it entered into a merger agreement, as amended and restated, to acquire VIA Wireless, a privately-held Sprint PCS network partner. The proposed acquisition will make UbiquiTel the second largest Sprint PCS network partner with over 11.1 million licensed residents. Under the terms of the proposed acquisition, UbiquiTel will issue
16.4 million shares of common stock and assume approximately $25.0 million of net debt as of December 31, 2000. Completion of the proposed acquisition is subject to regulatory approvals, including the Federal Communications Commission and approval by UbiquiTel's shareholders of the issuance of the shares. For additional information regarding the proposed acquisition of VIA Wireless, reference is made to Note 8 to the Consolidated Financial Statements of UbiquiTel included elsewhere in this quarterly report on Form 10-Q, and to the definitive proxy statement to be filed by UbiquiTel with the SEC in connection with the proposed acquisition and for use by UbiquiTel to solicit, among other things, shareholder approval for the issuance of the shares at its 2001 annual shareholders' meeting. On February 21, 2001, in connection with its proposed acquisition of VIA Wireless, Operating Company amended its agreement with Sprint PCS to expand our markets to include the six VIA Wireless basic trading areas
(BTAs) included under VIA Wireless' present affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which will go into effect at the closing of the proposed acquisition.

On February 22, 2001, UbiquiTel entered into an agreement with Voicestream Wireless to sell VIA Wireless' California PCS licenses for $50.0 million. The sale of VIA Wireless' PCS licenses is conditioned upon the closing of the VIA Wireless transaction and is subject to the approval of the Federal Communications Commission and other customary closing conditions.

Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. From our inception on September 29, 1999 through March 31, 2001, we have incurred losses of approximately $58.5 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we develop and construct our PCS network and build our customer base. Through March 31, 2001, we incurred approximately $156.5 million of capital expenditures, inclusive of approximately $18.4 million worth of network equipment acquired as part of Spokane market purchase.

As a Sprint PCS affiliate, we do not own the licenses to operate our network and instead, we pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our retail stores, on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-Sprint PCS customers. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS paid approximately $90.0 million for the PCS licenses in our markets and will incur additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of our affiliates.

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

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31,
2000

         CUSTOMER ADDITIONS

As of March 31, 2001, the Company provided personal communication services to approximately 21,900 customers resulting from the acquisition of the Spokane market from Sprint on April 15, 2000 and subsequent activations in our launched markets. There were no Sprint PCS customers in UbiquiTel's markets as of March 31, 2000, except in Spokane, which was under Sprint PCS ownership as of that date.

         REVENUES

     - SUBSCRIBER REVENUE. Subscriber revenue during the quarter ended March 31, 2001 was approximately $3.0 million. This consisted of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plan. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued from month-to-month. Subscriber revenue was reported net of approximately $430,000 in customer sales incentive during the quarter. There was no subscriber revenue reported during the quarter ended March 31, 2000.

     - SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the quarter ended March 31, 2001, we generated approximately $2.7 million in travel revenue from our markets where we have launched operations. During the quarter ended March 31, 2000, we generated approximately $69,000 in travel revenue from our network in Auburn/Grass Valley, CA.

         On April 27, 2001, Sprint PCS announced it had reached an agreement in principle with the Sprint PCS affiliates, including UbiquiTel, to reduce the reciprocal travel rate exchanged between Sprint PCS and the affiliates. The rate will be reduced from the current 20 cents per minute of use to 15 cents beginning June 1, 2001, and to 12 cents beginning October 1, 2001. Beginning January 1, 2002, and for the remainder of the term of UbiquiTel's management agreement with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network. UbiquiTel expects that the new travel rate plan should not have any material effect on our financial condition.

     - NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $112,000 in non-Sprint roaming revenue during the quarter. There was no significant non-Sprint roaming revenue during the quarter ended March 31, 2000.

         During the quarter ended March 31, 2001, our average monthly revenue per user including travel and roaming revenues was approximately $110, and without travel and roaming revenues was approximately $61.
         We recognized approximately $430,000 in customer sales incentive as a reduction in revenue during the quarter. Our average monthly revenue per user, net of the sales incentive, was approximately $103 including travel and roaming, and approximately $54 without travel and roaming. There were no comparable statistics for the quarter ended March 31, 2000.

     - PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales revenue. The amount recorded during the quarter ended March 31, 2001 for product sales totaled approximately $211,000. There were no product sales for the quarter ended March 31, 2000.

         COST OF SERVICE AND OPERATIONS

     - NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $5.2 million were incurred during the quarter ended March 31, 2001 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges. During the quarter ended March 31, 2000, network operating expenses totaled approximately $216,000.

     - ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. As described above, Sprint PCS recently reached an agreement with its affiliates to change this rate. We pay roaming fees to other wireless providers when our customers use their network. During the quarter ended March 31, 2001, we paid a total of approximately $1.1 million in roaming and travel fees. There were no payments for roaming and travel fees during the quarter ended March 31, 2000.

     - OPERATING EXPENSES. Other operating expenses totaling approximately $523,000 were incurred during the quarter ended March 31, 2001. This included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. There were no comparable payments made during the quarter ended March 31, 2000.

         COST OF PRODUCTS SOLD

The cost of products sold totaled approximately $1.0 million during the quarter ended March 31, 2001. This includes the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice. There were no cost of products sold during the quarter ended March 31, 2000.

         SELLING AND MARKETING

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, our retail stores, advertising programs and residual commissions. This also included pre-selling costs incurred in preparing our new markets for sales activities. We incurred expenses of approximately $3.3 million and $53,000 during the quarters ended March 31, 2001 and 2000, respectively. At March 31, 2001 and 2000, there were approximately 141 and 2 employees, respectively, performing sales and marketing functions.

         GENERAL AND ADMINISTRATIVE

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $3.0 million and $613,000 during the quarters ended March 31, 2001 and 2000, respectively. General and administrative expenses include our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also includes the fees we paid to Sprint PCS for management support.

         NON-CASH COMPENSATION FOR GENERAL AND ADMINISTRATIVE MATTERS

During the quarters ended March 31, 2001 and 2000, non-cash compensation for general and administrative matters totaled approximately $123,000 and $119,000, respectively. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

         DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the quarters ended March 31, 2001 and 2000 totaled approximately $2.1 million and $25,000, respectively. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

         INTEREST INCOME

For the quarters ended March 31, 2001 and 2000, interest income was approximately $3.6 million and $380,000, respectively. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in short-term liquid investments. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2001.

         INTEREST EXPENSE

Interest expense totaled approximately $7.4 million during the quarter ended March 31, 2001. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at the prime rate plus a specified margin until May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on monthly contracts. During the quarter ended March 31, 2000, interest expense was approximately $345,000.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

         NET LOSS

For the quarters ended March 31, 2001 and 2000, our net loss was approximately $14.1 million and $11.9 million, respectively.

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

Completion of our PCS network will require substantial capital. Our build-out plan includes the installation of three switches and over 500 radio communications sites by the end of 2001. In addition, we will develop approximately 25 company-owned Sprint PCS stores and associated administrative systems within the same time period. As of March 31, 2001, we have completed the construction of ten retail stores in our markets. We also had 207 radio communications sites generating revenues as of March 31, 2001.

On March 31, 2000, we signed a senior secured credit agreement with Paribas, which consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. Concurrently with the closing of our senior subordinated discount notes, we borrowed $75.0 million of term loans, which were funded into an escrow account. Also, on October 13, 2000, we made a drawing under the term loan A of $30.0 million as required under the credit agreement. The proceeds were also funded into the escrow account. These borrowings under the credit facility at March 31, 2001 bear interest at LIBOR plus 4.25% for the term loan B and LIBOR plus 3.25% for the term loan A. The escrow account will remain the property of our lenders and will not be released to us if an event of default has occurred under the credit agreement. Additionally, the escrow account will not be released to us until specified conditions have been satisfied. These conditions include, among others, evidence that we have used all of the proceeds from our sale of Operating Company's senior subordinated discount notes and from our initial public offering to pay fees and expenses in connection with these offerings, to fund the build-out of our network and for other general corporate and working capital purposes. Our senior credit facility contains financial and other covenants customary for the wireless industry, and is secured by a first priority lien on our assets and a pledge by UbiquiTel of the capital stock of Operating Company. Scheduled amortization payments of principal for the term loans under the senior credit facility begin on June 30, 2004. On March 1, 2001, Operating Company and Paribas and the other lenders under the senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel's acquisition of VIA Wireless, including Operating Company's $25.0 million of subordinated bridge financing to VIA Wireless pending the closing of the transaction. The additional borrowing increased the term loan B to $125.0 million. Additional borrowings under our senior credit facility must be placed into escrow until the conditions to release our initial borrowings have been satisfied. The lenders' increase in the senior credit facility is subject to the satisfaction of certain conditions, including UbiquiTel completing both the VIA Wireless transaction and a sale of certain non-essential assets acquired in the VIA Wireless transaction for consideration of at least $50.0 million on or before December 31, 2001. If both transactions are not completed by December 31, 2001, the $50.0 million term loan B will be prepayable automatically, together with a prepayment premium of $1.0 million and the borrowing availability under the senior credit facility will be reduced automatically by $50.0 million to $250.0 million. For additional information regarding the $50.0 million increase in our senior credit facility, see Note 5 to the consolidated financial statements of UbiquiTel included elsewhere herein.

As of March 31, 2001, we had approximately $87.8 million in cash and cash equivalents, and an additional $155.0 million in an escrow account subject to release pending satisfaction of certain conditions under our senior credit facility. Working capital was approximately $78.9 million.

Net cash used by operating activities was approximately $8.4 million for the quarter ended March 31, 2001. This was primarily attributable to the operating loss of approximately $14.1 million being partly offset by noncash items of approximately $8.7 million and cash used for working capital of approximately $3.0 million.

Net cash used in investing activities was approximately $101.5 million during the quarter ended March 31, 2001. In addition to capital expenditures of approximately $42.3 million, investing activities included an advance to VIA Wireless of $5.0 million under the revolving credit and term loan agreement between Operating Company and VIA Wireless, and approximately $4.1 million in fees and expenses relating to the proposed acquisition of VIA Wireless.

Cash used in investing activities also included an investment of $50.0 million of restricted cash in short-term securities.

Net cash provided by financing activities was approximately $50.0 million, consisting primarily of the funding under the increase in our senior credit facility. The proceeds were reduced by approximately $42,000 in payments under the capital leases.

As part of our management agreement, Sprint PCS requires us to build out portions of our network by various dates including December 31, 2000, March 31, 2001, September 30, 2001 and June 1, 2005. We believe we have sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses through 2003. The actual funds required to build out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from our estimates, and additional funds could be required.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

For the quarter ended March 31, 2001, we did not experience any material change in market risk exposures that affect the quantitative and qualitative disclosures presented in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000, except as noted below.

The Company's senior credit facility is subject to market risk and interest rate changes. At our option, the term loans under the credit facility bear interest at either LIBOR plus a specified margin or prime plus a specified margin. The outstanding principal balance on the credit facility was approximately $155.0 million at March 31, 2001. Considering this total outstanding balance of approximately $155.0 million at March 31, 2001, a 1% change in interest rate would result in an increase in pre-tax losses of approximately $1,550,000 per year.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither UbiquiTel nor Operating Company is a party to any pending legal proceedings that either UbiquiTel or Operating Company believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended March 31, 2001, the Company granted to employees stock options to acquire 37,500 shares of UbiquiTel's common stock pursuant to our equity incentive plan. The issuances of such securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon
Section 4(2), in each case as transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      REPORTS ON FORM 8-K

                  None.

         (b)      EXHIBITS:

                  Exhibit No.    Description
                  -----------    -----------

                  2.1 Amended and Restated Merger Agreement, dated as of April 18, 2001, by and among UbiquiTel Inc., UbiquiTel Operating Company, the Merger Subsidiaries of UbiquiTel Inc., VIA Wireless, LLC, the Stockholders and the Controlling Evans Stockholders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CO-REGISTRANTS:

                              UBIQUITEL INC.
                              UBIQUITEL OPERATING COMPANY


                              By:  /s/ DONALD A. HARRIS
                                ------------------------------------------------
                                  Donald A. Harris
                                  Chairman of the Board, President
                                  and Chief Executive Officer
                                  (Principal Executive Officer)



                              By:  /s/ PETER LUCAS
                                   ---------------------------------------------
                                  Peter Lucas
                                  Interim Chief Financial Officer
                                  (Principal Financial and Accounting Officer)


May 11, 2001

                                  EXHIBIT INDEX

                Exhibit No.      Description
                -----------      -----------

                  2.1 Amended and Restated Merger Agreement, dated as of April 18, 2001, by and among UbiquiTel Inc., UbiquiTel Operating Company, the Merger Subsidiaries of UbiquiTel Inc., VIA Wireless, LLC, the Stockholders and the Controlling Evans Stockholders.