Form 10-Q/A
period 2000-06-30
UBIQUITEL INC; UBIQUITEL OPERATING CO
filed 2001-07-16
CIK 1108487, 1116907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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

                         UBIQUITEL INC. AND SUBSIDIARIES

                    FORM 10-Q/A - QUARTER ENDED JUNE 30, 2000


                                      INDEX
                                      -----

                                                                                               PAGE
                                                                                               ----

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements
           Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
           December 31, 1999 (audited)............................................................4
           Consolidated Statements of Operations for the three and six months ended June 30, 2000 (unaudited) and period from inception,
           September 29, 1999 to June 30, 2000 (unaudited)........................................5
           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2000 (unaudited) and period from inception, September 29, 1999 to June 30, 2000 (unaudited)...........................................................6
           Notes to the Consolidated Financial Statements.........................................7

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations.............................................................13

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.............................20


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings.....................................................................21

Item 2.    Changes in Securities and Use of Proceeds.............................................21

Item 3.    Defaults Upon Senior Securities.......................................................21

Item 4.    Submission of Matters to a Vote of Security Holders...................................21

Item 5.    Other Information.....................................................................22

Item 6.    Exhibits and Reports on Form 8-K......................................................22

Signatures ......................................................................................23


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

ITEM 1.  FINANCIAL STATEMENT

                         UBIQUITEL INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                           CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30, 2000
                                                                   (AS RESTATED-
                                                                   SEE NOTE 12)         DECEMBER 31, 1999
                                                                 -------------------   --------------------
                                                                    (UNAUDITED)
                                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents.....................................  $  216,207,391         $  23,959,190
   Accounts receivable, net of allowance for doubtful accounts...         873,890                     -
   Inventory.....................................................         204,087                     -
   Prepaid expenses and other assets.............................         481,035                35,636
                                                                 -------------------   --------------------
        Total current assets.....................................     217,766,403            23,994,826
PROPERTY AND EQUIPMENT, NET .....................................      21,780,787                     -
CONSTRUCTION IN PROGRESS.........................................      19,931,883             4,085,942
RESTRICTED CASH..................................................      75,000,000                     -
DEFERRED FINANCING COSTS, NET....................................      12,893,522             2,110,642
INTANGIBLE ASSETS, NET...........................................      16,293,415                     -
OTHER ASSETS.....................................................         211,571                     -
                                                                 -------------------   --------------------
              Total assets.......................................  $  363,877,581         $  30,191,410
                                                                 -------------------   --------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses.........................  $    8,103,653         $   4,460,635
   Due to shareholders...........................................          13,927             1,663,441
   Accrued interest..............................................       1,426,110                10,521
   Dividends payable.............................................               -                 9,030
   Current installments of capital leases........................          72,226                     -
                                                                 -------------------   --------------------
      Total current liabilities..................................       9,615,916             6,143,627
                                                                 -------------------   --------------------
LONG-TERM DEBT...................................................     216,332,834             5,811,869
CAPITAL LEASE OBLIGATIONS, NON CURRENT...........................         161,717                     -
                                                                 -------------------   --------------------
      Total long-term liabilities................................     216,494,551             5,811,869
                                                                 -------------------   --------------------
              Total liabilities..................................     226,110,467            11,955,496
                                                                 -------------------   --------------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS..............................................         570,023             2,758,154
                                                                 -------------------   --------------------
STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, par value, $0.001 per share; 90,000,000 shares authorized at December 31, 1999,
      eliminated in June, 2000; 17,008,500 issued and outstanding
      at December 31, 1999.......................................               -                17,009
   Series B convertible preferred stock, par value, $0.001 per share; 35,000,000 shares authorized at December 31, 1999,
      eliminated in June, 2000; 0 shares issued and outstanding
      at December 31, 1999.......................................               -                     -
   Preferred stock, par value, $0.001 per share; 10,000,000
      shares authorized; 0 shares issued and outstanding at June
      30, 2000 and December 31, 1999.............................               -                     -
      100,000,000 shares of voting common stock, par value, $0.0005 authorized; 62,763,604 and 6,834,000 shares issued and
      outstanding at June 30, 2000 and December 31, 1999,
      respectively...............................................          31,382                 3,417
   32,000,000 shares of nonvoting common stock, par value,
      $0.0005 authorized at December 31, 1999, eliminated in
      June, 2000; 32,000,000 shares issued and outstanding at
      December 31, 1999..........................................               -                16,000
   Additional paid-in-capital....................................     166,564,690            17,428,425
   Accumulated deficit during the development stage..............     (29,398,981)           (1,987,091)
                                                                 -------------------   --------------------
      Total stockholders' equity.................................     137,197,091            15,477,760
                                                                 -------------------   --------------------
              Total liabilities and stockholders' equity.........  $  363,877,581         $  30,191,410
                                                                 ===================   ====================


               THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE SHEETS.



                         UBIQUITEL INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    PERIOD FROM
                                                                                                                     INCEPTION,
                                                                                                                 SEPTEMBER 29, 1999
                                                                                           SIX MONTHS ENDED              TO
                                                                                            JUNE 30, 2000          JUNE 30, 2000
                                                                    THREE MONTHS ENDED      (AS RESTATED-          (AS RESTATED-
                                                                      JUNE 30, 2000          SEE NOTE 12)           SEE NOTE 12)
                                                                    -------------------  ---------------------  --------------------
                                                                       (UNAUDITED)           (UNAUDITED)            (UNAUDITED)

REVENUES:
   Service revenue........................................            $   2,070,007        $     2,138,526        $     2,138,526
   Product sales..........................................                  161,839                161,839                161,839
                                                                    -------------------  ---------------------  --------------------
       Total revenue......................................                2,231,846              2,300,365              2,300,365

COSTS AND EXPENSES:
   Cost of service and operations (exclusive of
   depreciation as shown separately below)................                1,822,644              2,038,295              2,038,295
   Cost of products sold..................................                  274,938                274,938                274,938
   Selling and marketing..................................                  526,256                579,776                579,776
   General and administrative expenses excluding non-cash
     compensation charges.................................                1,457,170              1,988,911              2,543,341
   Non-cash compensation for general and administrative
     matters..............................................                  127,057                245,700              1,640,429
     Depreciation and amortization........................                  795,227                819,898                819,898
                                                                    -------------------  ---------------------  --------------------
       Total costs and expenses...........................                5,003,292              5,947,518              7,896,677

OPERATING LOSS............................................               (2,771,446)            (3,647,153)            (5,596,312)
INTEREST INCOME...........................................                3,280,456              3,663,241              3,663,241
INTEREST EXPENSE..........................................               (8,180,606)            (8,609,386)            (8,638,288)
                                                                    -------------------  ---------------------  --------------------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED STOCK
   DIVIDENDS..............................................               (7,671,596)            (8,593,298)           (10,571,359)
LESS: PREFERRED STOCK DIVIDENDS PLUS ACCRETION............               (1,150,029)           (14,600,914)           (14,609,944)
                                                                    -------------------  ---------------------  --------------------
LOSS BEFORE EXTRAORDINARY ITEM............................               (8,821,625)           (23,194,212)           (25,181,303)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT...........               (2,494,797)            (4,217,677)            (4,217,677)
                                                                    -------------------  ---------------------  --------------------
NET LOSS..................................................            $ (11,316,422)       $   (27,411,889)       $   (29,398,980)
                                                                    ===================  =====================  ====================

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON
   STOCK:
   Loss before extraordinary item.........................            $       (0.17)       $         (0.49)
   Extraordinary item.....................................                    (0.05)                 (0.09)
                                                                    -------------------  ---------------------
   Net Loss...............................................            $       (0.22)       $         (0.58)
                                                                    ===================  =====================

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING
   COMMON SHARES..........................................               52,739,143             47,606,744
                                                                    ===================  =====================


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                                          PERIOD FROM
                                                                                                           INCEPTION,
                                                                                 SIX MONTHS ENDED      SEPTEMBER 29, 1999
                                                                                  JUNE 30, 2000         TO JUNE 30, 2000
                                                                                  (AS RESTATED-          (AS RESTATED-
                                                                                   SEE NOTE 12)           SEE NOTE 12)
                                                                               ---------------------  ---------------------
                                                                                   (UNAUDITED)            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends............          $   (8,593,298)        $   (10,571,359)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred financing costs.............................                 798,739                 817,120
   Amortization of intangible assets....................................                 321,115                 321,115
   Depreciation.........................................................                 498,783                 498,783
   Interest accrued on senior debt......................................               4,680,723               4,680,723
   Non-cash compensation from stock options granted to employees........                 245,700               1,640,429
Changes in operating assets and liabilities exclusive of acquisition and capital expenditures:
   Accounts receivable..................................................                (465,613)               (465,613)
   Inventory............................................................                (204,087)               (204,087)
   Prepaid expenses and other assets....................................                (553,541)               (589,177)
   Accounts payable and accrued expenses................................               1,395,980               1,780,035
                                                                               ---------------------  ---------------------
       Net cash used in operating activities............................              (1,875,499)             (2,092,031)
                                                                               ---------------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.................................................             (14,726,275)            (14,736,675)
   Purchase of Spokane market...........................................             (35,506,694)            (35,506,694)
   Purchase of other network assets from Sprint.........................              (2,875,794)             (2,875,794)
   Change in restricted cash............................................             (75,000,000)            (75,000,000)
                                                                               ---------------------  ---------------------
       Net cash used in investing activities............................            (128,108,763)           (128,119,163)
                                                                               ---------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated notes and detachable
    warrants............................................................             152,277,000             152,277,000
   Repayment of long-term debt..........................................              (8,000,000)                      -
   Drawings under senior secured credit facility........................              75,000,000              75,000,000
   Financing costs......................................................             (12,934,591)            (13,668,591)
   Capital lease payments...............................................                  (8,019)                 (8,019)
   Proceeds from issuance of convertible preferred stock subsequently
    converted to common stock...........................................              25,000,000              42,008,500
   Preferred dividend payment...........................................              (1,007,684)             (1,007,684)
   Warrants exercised...................................................                  24,891                  24,891
   Proceeds from issuance of common stock...............................             100,000,000             100,019,417
   Offering costs.......................................................              (8,119,134)             (8,226,929)
                                                                               ---------------------  ---------------------
       Net cash provided by financing activities........................             322,232,463             346,418,585
                                                                               ---------------------  ---------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................             192,248,201             216,207,391
CASH AND CASH EQUIVALENTS, beginning of period..........................              23,959,190                       -
                                                                               ---------------------  ---------------------
CASH AND CASH EQUIVALENTS, end of period................................          $  216,207,391         $   216,207,391
                                                                               =====================  =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...............................................          $    1,703,814         $     1,703,814
   Cash paid for income taxes...........................................                       -                       -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Network assets acquired but not paid                                                5,969,074               5,969,074
   Extraordinary item-early extinguishment of debt                                     4,217,677               4,217,677
   Deferred financing costs incurred but not paid                                        325,000                 325,000
   Preferred stock accretion                                                          13,592,874              13,601,904
   IPO costs incurred but not paid                                                       112,090                 112,090


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

2. ORGANIZATIONS AND NATURE OF BUSINESS

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


                                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30, 2000              JUNE 30, 2000
                                                                              -------------------------  ------------------------
                                                                                    (UNAUDITED)                 (UNAUDITED)
Stock Options............................................................             4,051,500                  4,051,500
Warrants.................................................................             4,843,987                  4,843,987
                                                                              -------------------------  ------------------------
Total....................................................................             8,895,487                  8,895,487
                                                                              =========================  ========================


5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:



                                                                                   JUNE 30, 2000            DECEMBER 31,1999
                                                                              -------------------------  ------------------------
                                                                                    (UNAUDITED)
Network Equipment.........................................................         $   21,583,760            $            -
Vehicles..................................................................                119,894                         -
Furniture & Office Equipment..............................................                575,915                         -
                                                                              -------------------------  ------------------------
                                                                                       22,279,569                         -
Accumulated Depreciation..................................................               (498,782)                        -
                                                                              -------------------------  ------------------------
       Subtotal...........................................................             21,780,787                         -
Construction in Progress..................................................             19,931,883                 4,085,942
                                                                              -------------------------  ------------------------
       Total..............................................................         $   41,712,670            $    4,085,942
                                                                              =========================  ========================


6. LONG-TERM DEBT

Long-term debt outstanding as of December 31, 1999 and June 30, 2000 (unaudited) is as follows:



                                                                                    JUNE 30,2000            DECEMBER 31,1999
                                                                              -------------------------  ------------------------
                                                                                    (UNAUDITED)
12% Senior Subordinated Note.............................................         $             -            $    8,000,000
   Less: Discount........................................................                       -                (2,188,131)
14% Senior Subordinated Discount Notes...................................             300,000,000                         -
   Less: Discount........................................................            (143,042,277)                        -
   Less: Warrants........................................................             (15,624,889)                        -
Senior Secured Credit Facility...........................................              75,000,000                         -
                                                                              -------------------------  ------------------------
        Long-term debt...................................................         $   216,332,834            $    5,811,869
                                                                              =========================  ========================


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

10. WHOLLY-OWNED OPERATING SUBSIDIARY SUMMARIZED FINANCIAL INFORMATION

On April 11, 2000, Operating Company issued 14% Senior Subordinated Discount Notes with a maturity value of

$300.0 and Warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933. The Notes were issued at a discount and generated approximately $152.3 million in gross proceeds The proceeds will be used to partially fund capital expenditures relating to the network build-out, operating losses, working capital, the acquisition of the Sprint PCS Spokane, Washington assets, repayment of the $8.0 million 12% Senior Subordinated Note and the related prepayment fee and other general corporate purposes. The Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%. Interest will become payable semiannually beginning on October 15, 2005. Up to 35% of the Notes will be redeemable on or prior to April 15, 2003 from net proceeds of one or more public equity offerings, other than the IPO. Any remaining Notes will be redeemable on or after April 15, 2005.

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

UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. Separate financial statements and other disclosures related to Operating Company as issuer of the debt are not provided because management has determined that such information is not material to investors. The summarized financial information of Operating Company as of December 31, 1999 and June 30, 2000 (unaudited) and for the three months ended June 30, 2000, and for the six months ended June 30, 2000 (unaudited) and the cumulative period from November 9, 1999 (inception) to June 30, 2000 (unaudited) is presented below:



   Summarized balance sheet data                    JUNE 30, 2000          DECEMBER 31, 1999
                                                  ------------------    -----------------------
                                                     (Unaudited)
   Assets:
        Cash and other current assets............. $  217,766,403           $    23,994,826
        Property and equipment, net...............     21,780,787                        --
        Construction in progress..................     19,931,883                 4,085,942
        Other assets..............................     16,504,986                        --
        Restricted cash...........................     75,000,000                        --
        Deferred financing costs..................     12,893,522                 2,110,642
                                                  ------------------    -----------------------
            Total assets..........................  $ 363,877,581           $    30,191,410
                                                  ------------------    -----------------------

   Liabilities and Equity:
        Accounts payable and accrued expenses.....  $   2,225,909           $       373,575
        Due to Lucent Technologies................      5,765,654                 3,883,419
        Due to related parties....................         13,927                   813,441
        Accrued interest..........................      1,426,110                    10,521
        Current installment of capital leases.....         72,226                        --
        Advances from parent......................   150,975,6407                19,584,045
        Long-term debts and leases................    216,494,551                 5,811,869
                                                  ------------------    -----------------------
            Total liabilities.....................    376,974,017                30,476,870
        Equity and Accumulated Deficit............    (13,096,436)                 (285,460)
                                                  ------------------    -----------------------
            Total liabilities and equity..........  $ 363,877,581           $    30,191,410
                                                  ==================    =======================



                                                                              Cumulative for
                                                                              the Period from
                                                         Three Months            Six Months             Inception
                                                             Ended                 ended            (November 9, 1999)
   Summarized statement of operations data               June 30, 2000         June 30, 2000         to June 30, 2000
                                                       ------------------    -------------------    -------------------
                                                          (Unaudited)           (Unaudited)            (Unaudited)
   Revenues....................................         $   2,231,846          $   2,300,365           $   2,300,365
   Costs and expenses, including non-cash
       compensation charges....................            (5,003,292)            (5,947,518)             (6,205,076)
   Interest expense (income)...................            (4,900,150)            (4,946,145)             (4,975,047)
   Extraordinary item--loss on early
       extinguishment of debt..................            (2,494,798)            (4,217,677)             (4,217,677)
                                                       ------------------    -------------------    -------------------
   Net loss....................................         $ (10,166,394)         $ (12,810,975)          $ (13,097,435)
                                                       ==================    ===================    ===================


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

12. RESTATEMENT OF FINANCIAL STATEMENTS

On July 10, 2001, the Company revised its consolidated financial statements for the year ended December 31, 2000 and for the first three quarters of 2000 to increase the preferred stock dividends plus accretion by $4,220,246. This correction of an error had no impact on the Company's assets or total stockholders' equity and it resulted in a corresponding decrease and increase to additional paid-in-capital and accumulated deficit, respectively. The change had no impact on loss before extraordinary item and preferred stock dividends and increased the loss before extraordinary item, net of income taxes and net loss by $4,220,246 for the three months ended March 31, 2000 and the year ended December 31, 2000. The change increased the net loss per share and the net loss before extraordinary item per share for the three months ended March 31, 2000 by $0.08 per share. The change had no impact on the Company's cash flows. The $8,766,000 originally recorded as a beneficial conversion in the consolidated financial statements for the three months ended March 31, 2000 and the year ended December 31, 2000 incorrectly assumed an $8.00 market value per share. The revision assumes a $9.00 market value per share of common stock.

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

We are a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. From our inception on September 29, 1999 through June 30, 2000, we have incurred losses of approximately $29.4 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we develop and construct our PCS network and build our customer base. Through June 30, 2000, we incurred approximately $42.2 million of capital expenditures, inclusive of approximately $18.4 million worth of Network Equipment acquired as part of Spokane market purchase.

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

REVENUES

   o SUBSCRIBER REVENUE. Subscriber revenue during the quarter ended June 30, 2000 was approximately $1.4 million. This consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our territory. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plan. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued from month-to-month.

   o SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the quarter ended June 30, 2000, we generated approximately $693,000 in Travel revenue from our networks in Auburn/Grass valley, CA, Spokane, WA, Las Vegas, NV, and Logan, UT. With the exception of our network in Auburn/Grass Valley, all of our networks generated travel revenue for two and a half months during the quarter.

   o NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $16,000 in non-Sprint roaming revenue during the quarter.

During the quarter ended June 30, 2000, our average monthly revenue per user including travel and roaming revenues, was approximately $83, and without roaming and travel revenues was approximately $56.

   o PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories. We record and retain 100% of the revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales revenue. The amount recorded during the quarter ended June 30, 2000 for product sales totaled approximately $162,000.

COST OF SERVICE AND OPERATIONS

   o NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $1.3 million incurred during the quarter ended June 30, 2000 related to network operations which includes radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities, interconnect charges.

   o ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our market. Pursuant to our affiliation agreement, Sprint PCS can change this rate. We pay roaming fees to other wireless providers when our customers use their network. During the quarter ended June 30, 2000, we paid a total of approximately $365,000 in roaming and travel fees.

   o OPERATING EXPENSES. Other operating expenses totaling approximately $173,000 were incurred during the quarter ended June 30, 2000. The fees we pay to Sprint PCS for the use of their support services, including billing and collections services and customer care are also included in this expense category.

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

INTEREST INCOME

For the three months ended June 30, 2000, interest income was approximately $3.3 million. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in liquid accounts waiting to be deployed. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2000.

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

REVENUES

   o SUBSCRIBER REVENUE. Subscriber revenue for the six months ended June 30, 2000 was approximately $1.4 million. This consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our territory.

   o SPRINT PCS TRAVEL REVENUE. During the six months ended June 30, 2000, we generated approximately $761,000 in travel revenue from our networks in Auburn/Grass valley, CA, Spokane, WA, Las Vegas, NV, and Logan, UT. With the exception of our network in Auburn/Grass Valley, all of our networks generated travel revenue for two and a half months during the quarter.

   o NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $16,000 in non-Sprint roaming revenue during the six months ended June 30, 2000.

   o PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories. We record and retain 100% of the revenue from the sale of handsets and accessories, net of an allowance for returns, as product sales revenue. The amount recorded during the six months ended June 30, 2000 for product sales totaled approximately $162,000.

COST OF SERVICE AND OPERATIONS

   o NETWORK OPERATIONS EXPENSES. Network operating expenses totaling approximately $1.5 million was incurred during the six months ended June 30, 2000. These included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities, interconnect charges. The payroll and other expenses associated with network build-out were also included in network operating expenses.

   o ROAMING AND TRAVEL EXPENSES. During the six months ended June 30, 2000, we paid a total of approximately $365,000 in roaming and travel fees.

   o OPERATING EXPENSES. Other operating expenses totaling approximately $173,000 were incurred during the six months ended June 30, 2000. The fees we pay to Sprint PCS for the use of their support services, including billing and collections services, customer care and subscriber activation are also included in this expense category.

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

NET LOSS

For the six months ended June 30, 2000, the net loss was approximately $27.4 million.

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

Completion of our PCS network will require substantial capital, which we expect could total approximately $172 million in 2001 to 2003. Our build-out plan includes the installation of 3 switches and over 500 radio communications sites by the end of 2001. In addition, we will develop approximately 20 company-owned Sprint PCS stores and associated administrative systems within the same time period. As of June 30,2000, we have completed the construction of two retail stores in Spokane, WA. We also have 57 radio communications sites currently generating revenues as of June 30, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to certain market risks which are inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business. We are currently subject to interest rate risk on our existing credit facility. Our fixed rate debt will consist primarily of accreted balance of our senior subordinated discount notes. Our variable rate debt will consist of borrowings made under our senior credit facility.

     Our primary market risk exposure will relate to:

     o   the interest rate risk on long-term and short-term borrowings;

     o our ability to refinance our senior subordinated discount notes at maturity at market rates; and

     o the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

We may decide, from time to time, to manage the interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt and interest rate swaps, but are not obligated to do so.

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

                                CO-REGISTRANTS:

                                UBIQUITEL INC.
                                UBIQUITEL OPERATING COMPANY



                                By: /s/ DONALD A. HARRIS
                                    ---------------------------------------
                                    Donald A. Harris
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

                                By: /s/ PETER LUCAS
                                    ---------------------------------------
                                    Peter Lucas
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



July 13, 2001