Form 10-Q/A
period 2000-09-30
UBIQUITEL INC; UBIQUITEL OPERATING CO
filed 2001-07-16
CIK 1108487, 1116907

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

                         UBIQUITEL INC. AND SUBSIDIARIES

                 FORM 10-Q/A - QUARTER ENDED SEPTEMBER 30, 2000


                                      INDEX



                                                                                                                             PAGE
                                                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 (unaudited) and
         December 31, 1999 (audited)...........................................................................................4
         Consolidated Statements of Operations for the three and nine months ended September 30, 2000 (unaudited)...........................................................................5
         Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2000 (unaudited)........................................................................................6
         Notes to the Consolidated Financial Statements........................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................................................13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................................................20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................................................21

Item 2.  Changes in Securities and Use of Proceeds............................................................................21

Item 3.  Defaults Upon Senior Securities......................................................................................21

Item 4.  Submission of Matters to a Vote of Security Holders..................................................................21

Item 5.  Other Information....................................................................................................22

Item 6.  Exhibits and Reports on Form 8-K.....................................................................................22

Signatures....................................................................................................................23


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

                                           PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                          UBIQUITEL INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS



                                                                                      SEPTEMBER 30, 2000
                                                                                        (AS RESTATED-
                                                                                         SEE NOTE 11)        DECEMBER 31, 1999
                                                                                     --------------------   --------------------
                                                                                         (UNAUDITED)
                                       ASSETS

CURRENT ASSETS:
   Cash and cash equivalents....................................................        $  187,052,402         $  23,959,190
   Accounts receivable, net of allowance for doubtful accounts..................             1,075,980                     -
   Inventory....................................................................               158,475                     -
   Prepaid expenses and other assets............................................               454,833                35,636
                                                                                     --------------------   --------------------
        Total current assets....................................................           188,741,690            23,994,826
PROPERTY AND EQUIPMENT, NET ....................................................            23,986,089                     -
CONSTRUCTION IN PROGRESS........................................................            56,058,086             4,085,942
RESTRICTED CASH.................................................................            75,000,000                     -
DEFERRED FINANCING COSTS, NET...................................................            12,533,371             2,110,642
INTANGIBLE ASSETS, NET..........................................................            15,908,077                     -
OTHER ASSETS....................................................................               404,105                     -
                                                                                     --------------------   --------------------
      Total assets                                                                      $  372,631,418         $  30,191,410
                                                                                     --------------------   --------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses........................................        $   14,916,723         $   4,460,635
   Due to shareholders..........................................................                     -             1,663,441
   Accrued interest.............................................................               102,812                10,521
   Dividends payable............................................................                     -                 9,030
   Current installments of capital leases.......................................                79,903                     -
                                                                                     --------------------   --------------------
        Total current liabilities...............................................            15,099,438             6,143,627
                                                                                     --------------------   --------------------
LONG-TERM DEBT..................................................................           222,115,165             5,811,869
CAPITAL LEASE OBLIGATIONS, NON CURRENT..........................................               152,410                     -
                                                                                     --------------------   --------------------
      Total long-term liabilities...............................................           222,267,575             5,811,869
                                                                                     --------------------   --------------------
      Total liabilities                                                                    237,367,013            11,955,496
                                                                                     --------------------   --------------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS.............................................................               570,023             2,758,154
                                                                                     --------------------   --------------------
STOCKHOLDERS' EQUITY:
   Series A convertible preferred stock, par value, $0.001 per share; 90,000,000 shares authorized at December 31, 1999, eliminated in June, 2000;
      17,008,500 issued and outstanding at December 31, 1999....................                     -                17,009
   Series B convertible preferred stock, par value, $0.001 per share; 35,000,000 shares authorized at December 31, 1999, eliminated in June, 2000; 0 shares
      issued and outstanding at December 31, 1999...............................                     -                     -
   Preferred stock, par value, $0.001 per share; 10,000,000 shares authorized; 0
      shares issued and outstanding at September 30, 2000 and December 31, 1999.                     -                     -
   100,000,000 shares of voting common stock, par value, $0.0005 authorized;
      63,543,604 and 6,834,000 shares issued and outstanding at September 30,
      2000 and December 31, 1999, respectively..................................                31,772                 3,417
   32,000,000 shares of nonvoting common stock, par value, $0.0005 authorized at
      December 31, 1999, eliminated in June, 2000; 32,000,000 shares issued and
      outstanding at December 31, 1999..........................................                     -                16,000
   Additional paid-in-capital...................................................           171,647,715            17,428,425
   Accumulated deficit..........................................................           (36,985,105)           (1,987,091)
                                                                                     --------------------   --------------------
        Total stockholders' equity..............................................           134,694,382            15,477,760
                                                                                     --------------------   --------------------
      Total liabilities and stockholders' equity................................        $  372,631,418         $  30,191,410
                                                                                     ====================   ====================


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED BALANCE
                                        SHEETS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                       NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30, 2000
                                                                             THREE MONTHS ENDED          (AS RESTATED-
                                                                             SEPTEMBER 30, 2000          SEE NOTE 11)
                                                                           -----------------------  ------------------------
                                                                                (UNAUDITED)               (UNAUDITED)
REVENUES:
   Service revenue.....................................................      $   2,939,518            $     5,078,044
   Product sales.......................................................            311,402                    473,241
                                                                           -----------------------  ------------------------
       Total revenue...................................................          3,250,920                  5,551,285

COSTS AND EXPENSES:
   Cost of service and operations (exclusive of depreciation as shown
       separately below)...............................................          3,076,947                  5,113,535
   Cost of products sold...............................................            648,415                    923,354
   Selling and marketing...............................................          1,250,045                  1,831,527
   General and administrative expenses excluding non-cash compensation
     charges...........................................................          1,879,447                  3,868,358
   Non-cash compensation for general and administrative matters........            122,850                    368,550
     Depreciation and amortization.....................................            994,972                  1,814,870
                                                                           -----------------------  ------------------------
       Total costs and expenses........................................          7,972,676                 13,920,194
OPERATING LOSS.........................................................         (4,721,756)                (8,368,909)
INTEREST INCOME........................................................          4,782,798                  8,446,040
INTEREST EXPENSE.......................................................         (7,647,167)               (16,256,554)
                                                                           -----------------------  ------------------------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED STOCK DIVIDENDS...........         (7,586,125)               (16,179,423)
LESS: PREFERRED STOCK DIVIDENDS PLUS ACCRETION.........................                  -                (14,600,914)
                                                                           -----------------------  ------------------------
LOSS BEFORE EXTRAORDINARY ITEM.........................................         (7,586,125)               (30,780,337)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT........................                  -                 (4,217,677)
                                                                           -----------------------  ------------------------
NET LOSS...............................................................      $  (7,586,125)           $   (34,998,014)
                                                                           =======================  ========================


BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK:
   Loss before extraordinary item......................................      $       (0.12)           $         (0.58)
   Extraordinary item..................................................                  -                      (0.08)
                                                                           -----------------------  ------------------------
   Net Loss............................................................      $       (0.12)           $         (0,66)
                                                                           =======================  ========================

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE
   OUTSTANDING COMMON SHARES...........................................         63,492,734                 52,940,726
                                                                           =======================  ========================



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                                           NINE MONTHS ENDED
                                                                                          SEPTEMBER 30, 2000
                                                                                             (AS RESTATED-
                                                                                             SEE NOTE 11)
                                                                                        ------------------------
                                                                                              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends.......................        $  (16,179,423)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred financing costs........................................             1,560,831
   Amortization of intangible assets...............................................               706,453
   Depreciation....................................................................             1,108,417
   Interest accrued on senior debt.................................................            10,063,554
   Non-cash compensation from stock options granted to employees...................               368,550
Changes in operating assets and liabilities exclusive of acquisition and capital expenditures:
   Accounts receivable.............................................................              (612,611)
   Inventory.......................................................................              (158,475)
   Prepaid expenses and other assets...............................................              (774,963)
   Accounts payable and accrued expenses...........................................               563,343
                                                                                        ------------------------
       Net cash used in operating activities.......................................            (3,354,324)
                                                                                        ------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures............................................................           (50,100,021)
   Purchase of Spokane market......................................................           (35,506,694)
   Change in restricted cash.......................................................           (75,000,000)
                                                                                        ------------------------
       Net cash used in investing activities.......................................          (160,606,715)
                                                                                        ------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of senior subordinated notes and detachable warrants.....           152,277,000
   Repayment of long-term debt.....................................................            (8,000,000)
   Drawings under senior secured credit facility...................................            75,000,000
   Financing costs.................................................................           (12,937,032)
   Capital lease payments..........................................................               (32,266)
   Proceeds from issuance of convertible preferred stock subsequently converted to
    common stock...................................................................            25,000,000
   Preferred dividend payment......................................................            (1,007,684)
   Warrants exercised..............................................................                24,891
   Proceeds from issuance of common stock..........................................           106,240,000
   Offering costs..................................................................            (9,510,658)
                                                                                        ------------------------
       Net cash provided by financing activities...................................           327,054,251
                                                                                        ------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS..........................................           163,093,212
CASH AND CASH EQUIVALENTS, beginning of period.....................................            23,959,190
                                                                                        ------------------------
CASH AND CASH EQUIVALENTS, end of period...........................................        $  187,052,402
                                                                                        ========================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest..........................................................        $    5,653,265
   Cash paid for income taxes......................................................                     -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Network assets acquired but not paid............................................            13,395,516
   Extraordinary item-early extinguishment of debt.................................             4,217,677
   Preferred stock accretion.......................................................            13,592,874


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

                                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 2000        SEPTEMBER 30, 2000

                                                                           -------------------------  ------------------------
                                                                                 (UNAUDITED)                (UNAUDITED)

Stock Options.........................................................             4,440,600                  4,440,600
Warrants..............................................................             4,813,987                  4,813,987
                                                                           -------------------------  ------------------------
Total.................................................................             9,254,587                  9,254,587
                                                                           =========================  ========================

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

                                                                                SEPTEMBER 30, 2000         DECEMBER 31,1999
                                                                             -------------------------  ------------------------
                                                                                   (UNAUDITED)
Network Equipment........................................................         $   23,668,407            $            -
Vehicles.................................................................                287,855                         -
Furniture & Office Equipment.............................................              1,138,244                         -
                                                                             -------------------------  ------------------------
                                                                                      25,094,506                         -
Accumulated Depreciation.................................................            (1,108,417)                         -
                                                                             -------------------------  ------------------------
       Subtotal..........................................................             23,986,089                         -
Construction in Progress.................................................             56,058,086                 4,085,942
                                                                             -------------------------  ------------------------
       Total.............................................................         $   80,044,175            $    4,085,942
                                                                             =========================  ========================

5.   LONG-TERM DEBT

Long-term debt outstanding as of December 31, 1999 and September 30, 2000 (unaudited) is as follows:

                                                                                SEPTEMBER 30,2000          DECEMBER 31,1999
                                                                             -------------------------  ------------------------
                                                                                   (UNAUDITED)
12% Senior Subordinated Note............................................         $             -            $    8,000,000
   Less: Discount.......................................................                       -               (2,188,131)
14% Senior Subordinated Discount Notes (See Note 9).....................             300,000,000                         -
   Less: Discount.......................................................           (163,614,222)                         -
   Add: Amortization of Discount........................................              10,729,387                         -
Senior Secured Credit Facility..........................................              75,000,000                         -
                                                                             -------------------------  ------------------------
        Long-term debt..................................................         $   222,115,165            $    5,811,869
                                                                             -------------------------  ------------------------

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

11. RESTATEMENT OF FINANCIAL STATEMENTS

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

Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. From our inception on September 29, 1999 through September 30, 2000, we have incurred losses of approximately $37.0 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we develop and construct our PCS network and build our customer base. Through September 30, 2000, we incurred approximately $82.2 million of capital expenditures, inclusive of approximately $18.4 million worth of network equipment acquired as part of Spokane market purchase.

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

COST OF SERVICE AND OPERATIONS

   o NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $2.3 million incurred during the quarter ended September 30, 2000 related to network operations which includes radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities, interconnect charges.

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

NET LOSS

For the nine months ended September 30, 2000, the net loss was approximately $35.0 million, including $14.6 million in payment of preferred stock dividends plus accretion and a $4.2 million extraordinary expense.

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

                                CO-REGISTRANTS:

                                UBIQUITEL INC.
                                UBIQUITEL OPERATING COMPANY

                                By:  /s/ DONALD A. HARRIS
                                   ---------------------------------------------
                                    Donald A. Harris
                                    Chairman of the Board, President
                                    and Chief Executive Officer
                                    (Principal Executive Officer)

                                By:  /s/ PETER LUCAS
                                   ---------------------------------------------
                                    Peter Lucas
                                    Interim Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

July 13, 2001