Form 10-Q/A
period 2001-03-31
UBIQUITEL INC; UBIQUITEL OPERATING CO
filed 2001-07-16
CIK 1108487, 1116907

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

                         UBIQUITEL INC. AND SUBSIDIARIES

                FORM 10-Q/A FOR THE QUARTER ENDED MARCH 31, 2001

                                      INDEX



                                                                                             PAGE
                                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
             Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
             December 31, 2000 (audited).......................................................4
             Consolidated Statements of Operations for the three
             months ended March 31, 2001 and 2000 (unaudited)..................................5
             Consolidated Statements of Cash Flows for the three months ended
             March 31, 2001 and 2000 (unaudited)...............................................6
             Notes to Consolidated Financial Statements........................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................................12

Item 3.  Quantitative and Qualitative Disclosure About Market Risk............................19


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................................21

Item 2.  Changes in Securities and Use of Proceeds............................................21

Item 3.  Defaults Upon Senior Securities......................................................21

Item 4.  Submission of Matters to a Vote of Security Holders..................................21

Item 5.  Other Information....................................................................21

Item 6.  Exhibits and Reports on Form 8-K.....................................................21


Signatures ...................................................................................22


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                        UBIQUITEL INC. AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                       MARCH 31, 2001        DECEMBER 31, 2000
                                                                                        (AS RESTATED-          (AS RESTATED-
                                                                                         SEE NOTE 9)            SEE NOTE 9)
                                                                                     --------------------   --------------------
                                                                                         (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................        $       87,779         $     147,706
   Accounts receivable, net of allowance for doubtful accounts of $274 at March
      31, 2001 and $88 at December 31, 2000, respectively.......................                 1,818                 1,297
   Inventory....................................................................                 1,442                   829
   Prepaid expenses and other assets............................................                 3,420                 2,350
                                                                                     --------------------   --------------------
        Total current assets....................................................                94,459               152,182
PROPERTY AND EQUIPMENT, NET ....................................................                72,155                47,651
CONSTRUCTION IN PROGRESS........................................................                80,536                72,221
RESTRICTED CASH.................................................................               155,000               105,000
DEFERRED FINANCING COSTS, NET...................................................                11,880                12,244
INTANGIBLE ASSETS, NET..........................................................                15,496                15,894
ADVANCE TO VIA WIRELESS.........................................................                 5,000                     -
DEFERRED TRANSACTION COSTS -- VIA WIRELESS ACQUISITION..........................                 4,685                   545
OTHER ASSETS....................................................................                   829                   358
                                                                                     --------------------   --------------------
                                  Total assets..................................        $      440,040         $     406,095
                                                                                     ====================   ====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses........................................        $       15,003         $      23,690
   Accrued interest.............................................................                   319                   212
   Current installments of capital leases.......................................                   232                    83
                                                                                     --------------------   --------------------
        Total current liabilities...............................................                15,554                23,985
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS....................................               314,680               258,363
                                                                                     --------------------   --------------------
                                  Total liabilities.............................               330,234               282,348
                                                                                     --------------------   --------------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS.............................................................                   570                   570
                                                                                     --------------------   --------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 0
      shares issued and outstanding at March 31, 2001 and December 31, 2000.....                     -                     -
   Common stock, par value $0.0005 per share; 100,000,000 shares authorized;
      63,543,604 shares issued and outstanding at March 31, 2001 and December
      31, 2000..................................................................                    32                    32
   Additional paid-in-capital...................................................               171,894               171,771
   Accumulated deficit..........................................................               (62,690)              (48,626)
                                                                                     --------------------   --------------------
        Total stockholders' equity..............................................               109,236               123,177
                                                                                     --------------------   --------------------
                                  Total liabilities and stockholders' equity....        $      440,040         $     406,095
                                                                                     ====================   ====================



      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                          THREE MONTHS ENDED
                                                                       THREE MONTHS         MARCH 31, 2000
                                                                          ENDED             (AS RESTATED-
                                                                      MARCH 31, 2001         SEE NOTE 9)
                                                                    -------------------  ---------------------
                                                                       (UNAUDITED)           (UNAUDITED)
REVENUES:
   Service revenue........................................            $       5,828        $            69
   Revenue from sale of handsets..........................                      211                      -
                                                                    -------------------  ---------------------
       Total revenue .....................................                    6,039                     69

COSTS AND EXPENSES:
   Cost of service and operations (exclusive of
   depreciation as shown separately below)                                    6,735                    216
   Cost of products sold..................................                    1,032                      -
   Selling and marketing..................................                    3,274                     53
   General and administrative expenses excluding non-cash
     compensation charges.................................                    2,978                    613
   Non-cash compensation for general and administrative
     matters..............................................                      123                    119
   Depreciation and amortization..........................                    2,135                     25
                                                                    -------------------  ---------------------
                     Total costs and expenses.............                   16,277                  1,026
                                                                    -------------------  ---------------------
OPERATING LOSS............................................                  (10,238)                  (957)
INTEREST INCOME...........................................                    3,594                    383

INTEREST EXPENSE..........................................                   (7,420)                  (348)
                                                                    -------------------  ---------------------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED STOCK                          (14,064)                  (922)
   DIVIDENDS..............................................

LESS: PREFERRED STOCK DIVIDENDS PLUS ACCRETION............                        -                (13,450)
                                                                    -------------------  ---------------------
LOSS BEFORE EXTRAORDINARY ITEM............................                  (14,064)               (14,372)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT...........                        -                 (1,723)
                                                                    -------------------  ---------------------
NET LOSS..................................................            $     (14,064)       $       (16,095)
                                                                    ===================  =====================

PRO FORMA BASIC AND FULLY DILUTED NET LOSS PER SHARE OF
   COMMON STOCK:
   Loss before extraordinary item.........................            $       (0.22)       $         (0.29)
   Extraordinary item.....................................                        -                  (0.03)
                                                                    -------------------  ---------------------
   Net Loss...............................................            $       (0.22)       $         (0.32)
                                                                    ===================  =====================

PRO FORMA BASIC AND FULLY DILUTED WEIGHTED-AVERAGE
   OUTSTANDING COMMON SHARES..............................                   63,544                 50,264
                                                                    ===================  =====================


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                       THREE MONTHS ENDED
                                                                                                         MARCH 31, 2000
                                                                                THREE MONTHS ENDED       (AS RESTATED-
                                                                                  MARCH 31, 2001          SEE NOTE 9)
                                                                               ---------------------  ---------------------
                                                                                   (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends............          $      (14,064)        $          (922)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred financing costs.............................                     764                      81
   Amortization of intangible assets....................................                     398                       -
   Depreciation.........................................................                   1,737                      25
   Interest accrued on senior debt......................................                   5,634                       -
   Non-cash compensation from stock options granted to employees........                     123                     119
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
   Accounts receivable..................................................                    (521)                    (12)
   Inventory............................................................                    (613)                    (50)
   Prepaid expenses and other assets....................................                  (1,541)                 (1,214)
   Accounts payable and accrued expenses................................                    (321)                   (243)
                                                                               ---------------------  ---------------------
       Net cash used in operating activities............................                  (8,404)                 (2,216)
                                                                               ---------------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures................................................                 (42,341)                 (5,401)
    Restricted cash.....................................................                 (50,000)                      -
    Cash advance to VIA Wireless........................................                  (5,000)                      -
    Other acquisition costs.............................................                  (4,140)                      -
                                                                               ---------------------  ---------------------
       Net cash used in investing activities............................                (101,481)                 (5,401)
                                                                               ---------------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible preferred stock subsequently
    converted to common stock...........................................                       -                  25,000
   Drawings under senior secured credit facility........................                  50,000                       -
   Capital lease payments...............................................                     (42)                      -
   Deferred financing costs.............................................                       -                  (6,763)
   Offering costs.......................................................                       -                    (850)
                                                                               ---------------------  ---------------------
       Net cash provided by financing activities........................                  49,958                  17,387
                                                                               ---------------------  ---------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................                 (59,927)                  9,770
CASH AND CASH EQUIVALENTS, beginning of period..........................                 147,706                  23,959
                                                                               ---------------------  ---------------------
CASH AND CASH EQUIVALENTS, end of period................................          $       87,779         $        33,729
                                                                               =====================  =====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...............................................          $        3,465         $           375
   Cash paid for income taxes...........................................                       -                       -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Network assets acquired but not paid...................................                 9,021                   3,635
   Extraordinary item-early extinguishment of debt........................                     -                   1,723
   Deferred financing costs incurred but not paid.........................                     -                   1,119
   Preferred stock accretion..............................................                     -                  13,450
   IPO costs incurred but not paid........................................                     -                     498


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

                                                                                 MARCH 31, 2001           DECEMBER 31, 2000
                                                                            -------------------------  ------------------------
                                                                                  (UNAUDITED)

Stock options..........................................................             4,271,000                  4,233,500
Warrants...............................................................             4,813,987                  4,813,987
                                                                            -------------------------  ------------------------
Total..................................................................             9,084,987                  9,047,487
                                                                            =========================  ========================


4. PROPERTY AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property and equipment and construction in progress consisted of the following (in thousands):


                                                                                 MARCH 31, 2001           DECEMBER 31, 2000
                                                                            -------------------------  ------------------------
                                                                                  (UNAUDITED)

Network equipment...........................................................     $       70,537           $        46,908
Vehicles....................................................................                635                       497
Furniture and office equipment..............................................              4,753                     2,275
                                                                            -------------------------  ------------------------
                                                                                         75,925                    49,680
Accumulated depreciation....................................................             (3,770)                   (2,029)
                                                                            -------------------------  ------------------------
       Property and equipment, net..........................................     $       72,155           $        47,651
                                                                            =========================  ========================

Construction in progress....................................................     $       80,536           $        72,221
                                                                            -------------------------  ------------------------


5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding as of March 31, 2001 and December 31, 2000 were as follows (in thousands):

                                                                                 MARCH 31, 2001           DECEMBER 31, 2000
                                                                            -------------------------  ------------------------
                                                                                  (UNAUDITED)

14% senior subordinated discount notes......................................    $       300,000           $       300,000
   Less: Discount...........................................................           (126,307)                  131,941)
   Less: Detachable warrants................................................            (14,426)                  (14,826)
Senior secured credit facility..............................................            155,000                   105,000
Lease obligations...........................................................                413                       130
                                                                            -------------------------  ------------------------
        Long-term debt and capital lease obligations........................    $       314,680           $       258,363
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
                                                                           =====================    ======================



                                                                               THREE MONTHS             THREE MONTHS
                                                                                  ENDED                     ENDED
   SUMMARIZED STATEMENT OF OPERATIONS DATA (IN THOUSANDS)                     MARCH 31, 2001           MARCH 31, 2000
                                                                           ---------------------    ----------------------
                                                                               (UNAUDITED)               (UNAUDITED)
   Revenues..........................................................       $          6,039          $              69
   Costs and expenses, including non-cash compensation charges.......                (16,277)                    (1,026)
   Interest (expense) income.........................................                 (3,826)                        35
   Extraordinary item--loss on early extinguishment of debt.... ......                    --                     (1,723)
                                                                           ---------------------    ----------------------
   Net loss..........................................................       $        (14,064)         $          (2,645)
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

9. RESTATEMENT OF FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q includes forward-looking statements that involve known and unknown risks, uncertainties and other factors. Our actual results could differ materially from the results anticipated in these forward-looking statements. Investors are referred to the documents filed by UbiquiTel with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including, but not limited to:

         o        UbiquiTel's ability to finance future growth opportunities;

         o the ability to successfully complete the build-out of UbiquiTel's portion of the Sprint PCS networks in an efficient and timely manner;

         o UbiquiTel's limited operating history and anticipation of future losses;

         o        UbiquiTel's dependence on Sprint PCS' back office services;

         o        potential fluctuations in UbiquiTel's operating results;

         o        changes or advances in technology;

         o        changes in governmental regulation;

         o competition in the industry and markets in which UbiquiTel operates;

         o        future acquisitions;

         o        UbiquiTel's ability to manage rapid growth and expansion;

         o        UbiquiTel's ability to attract and retain skilled personnel;
                  and

         o        general economic and business conditions.

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

Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. From our inception on September 29, 1999 through March 31, 2001, we have incurred losses of approximately $62.7 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we develop and construct our PCS network and build our customer base. Through March 31, 2001, we incurred approximately $156.5 million of capital expenditures, inclusive of approximately $18.4 million worth of network equipment acquired as part of Spokane market purchase.

As a Sprint PCS affiliate, we do not own the licenses to operate our network and instead, we pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our retail stores, on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network, and on roaming revenues from non-

Sprint PCS customers. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS paid approximately $90.0 million for the PCS licenses in our markets and will incur additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of our affiliates.

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

         REVENUES

   o SUBSCRIBER REVENUE. Subscriber revenue during the quarter ended March 31, 2001 was approximately $3.0 million. This consisted of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plan. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued from month-to-month. Subscriber revenue was reported net of approximately $430,000 in customer sales incentive during the quarter. There was no subscriber revenue reported during the quarter ended March 31, 2000.

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

         COST OF SERVICE AND OPERATIONS

   o NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $5.2 million were incurred during the quarter ended March 31, 2001 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges. During the quarter ended March 31, 2000, network operating expenses totaled approximately $216,000.

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

   o OPERATING EXPENSES. Other operating expenses totaling approximately $523,000 were incurred during the quarter ended March 31, 2001. This included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. There were no comparable payments made during the quarter ended March 31, 2000.

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

         NET LOSS

For the quarters ended March 31, 2001 and 2000, our net loss was approximately $14.1 million and $16.1 million, respectively.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)      REPORTS ON FORM 8-K

                  None.

(b)      EXHIBITS:

         EXHIBIT NO.     DESCRIPTION

          *2.1 Amended and Restated Merger Agreement, dated as of April 18, 2001, by and among UbiquiTel Inc., UbiquiTel Operating Company, the Merger Subsidiaries of UbiquiTel Inc., VIA Wireless, LLC, the Stockholders and the Controlling Evans Stockholders.

                  *  Previously filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       CO-REGISTRANTS:

                       UBIQUITEL INC.
                       UBIQUITEL OPERATING COMPANY


                       By:  /s/ DONALD A. HARRIS
                         -------------------------------------------------------
                           Donald A. Harris
                           Chairman of the Board, President
                           and Chief Executive Officer
                           (Principal Executive Officer)



                       By:  /s/ PETER LUCAS
                            ----------------------------------------------------
                           Peter Lucas
                           Interim Chief Financial Officer
                           (Principal Financial and Accounting Officer)


July 13, 2001