Form 10-Q
period 2001-06-30
UBIQUITEL INC; UBIQUITEL OPERATING CO
filed 2001-08-13
CIK 1108487, 1116907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                                 Yes /X/  No / /

There were 64,716,465 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at August 1, 2001.

There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at August 1, 2001, all of which were owned by UbiquiTel Inc.

                         UBIQUITEL INC. AND SUBSIDIARIES

                  FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001


                                      INDEX



                                                                                                                         PAGE



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
              Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
              December 31, 2000 (audited).................................................................................4
              Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited).............................................................5
              Consolidated Statements of Cash Flows for the six months ended
              June 30, 2001 and 2000 (unaudited)..........................................................................6
              Notes to Consolidated Financial Statements..................................................................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................................................................13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.......................................................22


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................................................................23

Item 2.  Changes in Securities and Use of Proceeds.......................................................................23

Item 3.  Defaults Upon Senior Securities.................................................................................23

Item 4.  Submission of Matters to a Vote of Security Holders.............................................................23

Item 5.  Other Information...............................................................................................23

Item 6.  Exhibits and Reports on Form 8-K................................................................................23

Signatures ..............................................................................................................24


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         UBIQUITEL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                              DECEMBER 31, 2000
                                                                                                               (AS RESTATED-
                                                                                         JUNE 30, 2001           SEE NOTE 9)
                                                                                     --------------------   --------------------
                                                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents....................................................        $       42,740         $     147,706
   Accounts receivable, net of allowance for doubtful accounts of $418 at June
      30, 2001 and $88 at December 31, 2000.....................................                 4,204                 1,297
   Inventory....................................................................                 1,971                   829
   Prepaid expenses and other assets............................................                 2,758                 2,350
   Restricted cash..............................................................               185,000                     -
                                                                                     --------------------   --------------------
        Total current assets....................................................               236,673               152,182
PROPERTY AND EQUIPMENT, NET ....................................................               151,931                47,651
CONSTRUCTION IN PROGRESS........................................................                18,813                72,221
RESTRICTED CASH.................................................................                     -               105,000
DEFERRED FINANCING COSTS, NET...................................................                11,515                12,244
INTANGIBLE ASSETS, NET..........................................................                15,078                15,894
ADVANCE TO VIA WIRELESS.........................................................                13,000                     -
DEFERRED TRANSACTION COSTS - VIA WIRELESS ACQUISITION...........................                 5,470                   545
OTHER ASSETS....................................................................                 1,398                   358
                                                                                     --------------------   --------------------
                       Total assets.............................................        $      453,878         $     406,095
                                                                                     ====================   ====================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses........................................        $       16,030         $      23,690
   Accrued interest.............................................................                   375                   212
   Current installments of capital leases.......................................                   379                    83
                                                                                     --------------------   --------------------
        Total current liabilities...............................................                16,784                23,985
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS....................................               351,291               258,363
                                                                                     --------------------   --------------------
                       Total liabilities........................................               368,075               282,348
                                                                                     --------------------   --------------------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS.............................................................                     -                   570
                                                                                     --------------------   --------------------
STOCKHOLDERS' EQUITY:
   Preferred stock, par value $0.001 per share; 10,000,000 shares authorized; 0
      shares issued and outstanding at June 30, 2001 and December 31, 2000......                     -                     -
   Common stock, par value $0.0005 per share; 100,000,000 shares authorized;
      64,716,465 and 63,543,604 shares issued and outstanding at June 30, 2001
      and December 31, 2000, respectively.......................................                    32                    32
   Additional paid-in-capital...................................................               172,551               171,771
   Accumulated deficit..........................................................               (86,780)              (48,626)
                                                                                     --------------------   --------------------
        Total stockholders' equity..............................................                85,803               123,177
                                                                                     --------------------   --------------------
                       Total liabilities and stockholders' equity...............        $      453,878         $     406,095
                                                                                     ====================   ====================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                               JUNE 30,                                 JUNE 30,
                                                                                                                  2000
                                                                                                              (AS RESTATED-
                                                      2001               2000                 2001             SEE NOTE 9)
                                                ------------------ -------------------  ------------------- -------------------
                                                   (UNAUDITED)         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
REVENUES:
   Service revenue.............................  $      9,376       $        2,070       $      15,204       $      2,139
   Revenue from sale of handsets...............         1,699                  162               1,910                162
                                                ------------------ -------------------  ------------------- -------------------
       Total revenue ..........................        11,075                2,232              17,114              2,301
COSTS AND EXPENSES:
   Cost of service and operations (exclusive
   of depreciation as shown separately below)..         9,820                1,823              16,555              2,038
   Cost of products sold.......................         3,913                  275               4,945                275
   Selling and marketing.......................         7,091                  526              10,365                580
   General and administrative expenses
     excluding non-cash compensation
     charges............   ....................         2,981                1,457               5,959              1,989
   Non-cash compensation for general and
     administrative matters....................            75                  127                 198                246
   Depreciation and amortization...............         4,240                  795               6,375                820
                                                ------------------ -------------------  ------------------- -------------------
       Total costs and expenses................        28,120                5,003              44,397              5,948
                                                ------------------ -------------------  ------------------- -------------------
OPERATING LOSS.................................       (17,045)              (2,771)            (27,283)            (3,647)
INTEREST INCOME................................         2,928                3,280               6,522              3,663
INTEREST EXPENSE...............................        (9,973)              (8,180)            (17,393)            (8,609)
                                                ------------------ -------------------  ------------------- -------------------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
   AND PREFERRED STOCK DIVIDENDS...............       (24,090)              (7,671)            (38,154)            (8,593)

INCOME TAXES...................................             -                    -                   -                  -
                                                ------------------ -------------------  ------------------- -------------------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED
   STOCK DIVIDENDS.............................       (24,090)              (7,671)            (38,154)            (8,593)
LESS:  PREFERRED STOCK DIVIDENDS PLUS
   ACCRETION...................................             -               (1,150)                  -            (14,601)
                                                ------------------ -------------------  ------------------- -------------------
LOSS BEFORE EXTRAORDINARY ITEM.................       (24,090)              (8,821)            (38,154)           (23,194)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT             -               (2,495)                  -             (4,218)
                                                ------------------ -------------------  ------------------- -------------------
NET LOSS.......................................  $    (24,090)      $      (11,316)      $     (38,154)      $    (27,412)
                                                ================== ===================  =================== ===================

PRO FORMA BASIC AND FULLY DILUTED NET LOSS PER
   SHARE OF COMMON STOCK:
   Loss before extraordinary item..............  $      (0.38)      $        (0.17)      $       (0.60)      $      (0.49)
   Extraordinary item..........................             -                (0.05)                  -              (0.09)
                                                 -----------------  ------------------   ------------------  ------------------
   Net Loss....................................  $      (0.38)      $        (0.22)      $       (0.60)      $      (0.58)
                                                 =================  ==================   ==================  ==================

PRO FORMA BASIC AND FULLY DILUTED
   WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES..        64,018               52,739              63,782             47,607
                                                 =================  ==================   ==================  ==================

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                        SIX MONTHS ENDED
                                                                                                         JUNE 30, 2000
                                                                                 SIX MONTHS ENDED        (AS RESTATED-
                                                                                  JUNE 30, 2001           SEE NOTE 9)
                                                                               ---------------------  --------------------
                                                                                   (UNAUDITED)            (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends............        $      (38,154)        $      (8,593)
Adjustments to reconcile net loss to net cash used in operating activities:
   Amortization of deferred financing costs.............................                 1,528                   799
   Amortization of intangible assets....................................                   816                   321
   Depreciation.........................................................                 5,559                   499
   Interest accrued on senior debt......................................                11,683                 4,681
   Non-cash compensation from stock options granted to employees........                   198                   246
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
   Accounts receivable, net.............................................                (2,907)                 (466)
   Inventory............................................................                (1,142)                 (204)
   Prepaid expenses and other assets....................................                (1,448)                 (554)
   Accounts payable and accrued expenses................................                 5,359                 1,396
                                                                               ---------------------  --------------------
       Net cash used in operating activities............................               (18,508)               (1,875)
                                                                               ---------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures................................................               (68,413)              (14,726)
    Purchase of Spokane market..........................................                     -               (35,507)
    Purchase of other network assets from Sprint........................                     -                (2,876)
    Restricted cash.....................................................               (80,000)              (75,000)
    Cash advance to VIA Wireless........................................               (13,000)                    -
    Other acquisition costs.............................................                (4,925)                    -
                                                                               ---------------------  --------------------
       Net cash used in investing activities............................              (166,338)             (128,109)
                                                                               ---------------------  --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of convertible preferred stock subsequently
       converted to common stock........................................                     -                25,000
    Proceeds from issuance of senior subordinated notes and detachable
       warrants.........................................................                     -               152,277
    Repayment of long-term debt.........................................                     -                (8,000)
    Drawings under senior secured credit facility.......................                80,000                75,000
    Capital lease payments..............................................                  (132)                   (8)
    Deferred financing costs............................................                     -               (12,935)
    Preferred dividend payment..........................................                     -                (1,008)
    Warrants exercised..................................................                     -                    25
    Proceeds from issuance of common stock..............................                    12               100,000
    Offering costs......................................................                     -                (8,119)
                                                                               ---------------------  --------------------
       Net cash provided by financing activities........................                79,880               322,232
                                                                               ---------------------  --------------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS....................              (104,966)              192,248
CASH AND CASH EQUIVALENTS, beginning of period..........................               147,706                23,959
                                                                               ---------------------  --------------------
CASH AND CASH EQUIVALENTS, end of period................................        $       42,740         $     216,207
                                                                               =====================  ====================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest...............................................        $        7,691         $       1,704
   Cash paid for income taxes...........................................                     -                     -
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Network assets acquired but not paid...................................               4,425                 5,969
   Extraordinary item-early extinguishment of debt........................                   -                 4,218
   Deferred financing costs incurred but not paid.........................                   -                   325
   Preferred stock accretion..............................................                   -                13,593
   IPO costs incurred but not paid........................................                   -                   112
   Warrants exercised.....................................................                 570                     -
   Capital leases entered into............................................                 874                     -

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial information as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company's financial position at June 30, 2001, the Company's operations for the three and six months ended June 30, 2001 and 2000, and the Company's cash flows for the six months ended June 30, 2001 and 2000. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 of UbiquiTel which are included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

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

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") approved Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 prospectively prohibits the pooling of interest method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001. The amortization of existing goodwill will cease on December 31, 2001. Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The adoption of SFAS 142 will result in the Company's discontinuation of amortization of its goodwill; however, the Company will be required to test its goodwill for impairment under the new standard beginning in the first quarter of 2002, which could have an adverse effect on the Company's future results of operations if an impairment occurs.

In June 1998 and June 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS 133 became effective for UbiquiTel on

January 1, 2001. The adoption of these statements did not have a significant impact on the Company's financial results.

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

                                                          THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                               JUNE 30,                                  JUNE 30,
                                                       2001                  2000               2001                 2000
                                                -------------------    -----------------  ----------------     ----------------
                                                    (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)
Stock options.................................       4,276,000            4,051,500           4,276,000            4,051,500
Warrants......................................       3,665,183            4,843,987           3,665,183            4,843,987
                                                -------------------    -----------------  ----------------     ----------------
Total.........................................       7,941,183            8,895,487           7,941,183            8,895,487
                                                ===================    =================  ================     ================

4.  PROPERTY AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property and equipment and construction in progress consisted of the following (in thousands):

                                                                                     JUNE 30, 2001            DECEMBER 31, 2000
                                                                               -------------------------   -----------------------
                                                                                      (UNAUDITED)

Network equipment..........................................................        $     151,611                $    46,908
Vehicles...................................................................                  754                        497
Furniture and office equipment.............................................                7,154                      2,275
                                                                               -------------------------   -----------------------
                                                                                         159,519                     49,680
Accumulated depreciation...................................................               (7,588)                    (2,029)
                                                                               -------------------------   -----------------------
       Property and equipment, net.........................................        $     151,931                $    47,651
                                                                               =========================   =======================

Construction in progress...................................................        $      18,813                $    72,221


5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding as of June 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                                                    JUNE 30, 2001             DECEMBER 31, 2000
                                                                               -------------------------   -----------------------
                                                                                     (UNAUDITED)
14% senior subordinated discount notes....................................         $     300,000                $   300,000

    Less: Discount........................................................              (120,258)                  (131,941)
    Less: Detachable warrants.............................................               (14,027)                   (14,826)
Senior secured credit facility............................................               185,000                    105,000
Lease obligations.........................................................                   576                        130
                                                                               -------------------------   -----------------------
        Long-term debt and capital lease obligations......................         $     351,291                $   258,363
                                                                               =========================   =======================

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

Initial borrowings of $75.0 million under the term loan B were made on April 11, 2000. Draw downs of $30.0 million each under the term loan A were made on October 13, 2000 and April 12, 2001. On March 1, 2001, Operating Company made an additional borrowing of $50.0 million under the term loan B, following the execution of the credit amendment. These amounts were funded into an escrow account that is controlled by Paribas and will not be released until specified conditions have been satisfied. These conditions include, among others, evidence that the Company has used all of the proceeds from the sale of its senior subordinated notes in April 2000 and from UbiquiTel's initial public offering of its common stock in June 2000 to pay fees and expenses in connection with those offerings, to fund the build-out of the Company's PCS network and for other general corporate and working capital purposes. We drew down from the escrow account approximately $150.0 million in August 2001.

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

UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. The summarized financial information of Operating Company as of June 30, 2001 (unaudited) and December 31, 2000 and for the three and six months ended June 30, 2001 (unaudited) and 2000 (unaudited), respectively, is presented below:


   SUMMARIZED BALANCE SHEET DATA (IN THOUSANDS)                              JUNE 30, 2001           DECEMBER 31, 2000
                                                                          ---------------------    ----------------------
                                                                              (UNAUDITED)
   Assets:
       Cash and other current assets................................         $    236,334              $      151,843
       Property and equipment, net..................................              151,931                      47,651
       Construction in progress.....................................               18,813                      72,221
       Other assets.................................................               34,946                      16,797
       Restricted cash..............................................                   -                      105,000
       Deferred financing costs.....................................               11,515                      12,244
                                                                           ---------------------    ----------------------
           Total assets.............................................         $    453,539              $      405,756
                                                                           =====================    ======================
   Liabilities and Equity:
       Accounts payable and accrued expenses........................         $     16,409              $       23,690
       Accrued interest.............................................                  375                         212
       Advances from parent.........................................              155,941                     155,731
       Long-term debts and leases...................................              351,291                     258,446
                                                                          ---------------------    ----------------------
           Total liabilities........................................              524,016                     438,079
       Equity and accumulated deficit...............................              (70,477)                    (32,323)
                                                                          ---------------------    ----------------------
           Total liabilities and equity.............................         $    453,539              $      405,756
                                                                          =====================    ======================

        SUMMARIZED STATEMENT OF OPERATIONS DATA               THREE MONTHS ENDED                       SIX MONTHS ENDED
                   (IN THOUSANDS)                                  JUNE 30,                                 JUNE 30,
                                                           2001               2000                 2001                2000
                                                     -----------------  ------------------   ------------------  ------------------
                                                       (UNAUDITED)         (UNAUDITED)          (UNAUDITED)         (UNAUDITED)
Revenues...........................................   $     11,075       $       2,232        $      17,114       $       2,301
Costs and expenses, including non-cash
   compensation charges............................        (28,120)             (5,003)             (44,397)             (5,948)
Interest (expense) income..........................         (7,045)             (4,900)             (10,871)             (4,946)
Extraordinary item--loss on early
   extinguishment of debt......................                  -              (2,495)                   -              (4,218)
                                                     -----------------  ------------------   ------------------  ------------------
Net loss...........................................   $    (24,090)      $     (10,166)       $     (38,154)      $     (12,811)
                                                     =================  ==================   ==================  ==================

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

8.  MERGER AGREEMENT WITH VIA WIRELESS, LLC

On February 22, 2001, UbiquiTel announced that it entered into a merger agreement for the acquisition of VIA Wireless, LLC, a California limited liability company and Sprint PCS network partner ("VIA Wireless"). Under the merger agreement, as amended and restated, VIA Wireless will become a wholly owned subsidiary through a series of mergers and related transactions. In the transaction, stockholders of the members of VIA Wireless and certain employees of VIA Wireless will receive in the aggregate 16,400,000 shares of UbiquiTel's common stock. VIA Wireless is the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. Its markets are contiguous to UbiquiTel's markets in Northern California and include Fresno, Bakersfield and Stockton. The VIA Wireless network currently covers approximately 2.5 million residents, including key travel corridors between Los Angeles and San Francisco. As of December 31, 2000, VIA Wireless had more than 40,000 subscribers. The transaction is expected to close by the end of August 2001. In the interim, Operating Company will advance up to $25.0 million to fund VIA Wireless' operations as bridge financing pending the closing of the transaction pursuant to a revolving credit and term loan agreement and will manage VIA Wireless' operations pursuant to a management agreement, each of which was entered into in connection with the merger agreement.

As of June 30, 2001, UbiquiTel has advanced a total of $13.0 million to VIA Wireless under the revolving credit and term loan agreement.

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

These and other applicable risks are described under the caption "Risk Factors" in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000, as well as in its definitive proxy statement dated July 16, 2001 as filed with the SEC in connection with the proposed acquisition of VIA Wireless and for use by UbiquiTel to solicit, among other things, shareholder approval of the issuance of the shares of common stock to be issued in the proposed acquisition at its 2001 annual shareholders' meeting. Until June 30, 2000, we were a development stage company, and we intend to significantly expand our operations. Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

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

In May 2001, we launched our last major market in Indiana/Western Kentucky, for total coverage of approximately 3.6 million residents as of June 30, 2001. As of June 30, 2001, we had approximately 41,600 subscribers. We expect to cover approximately 55% of the resident population in our markets by the end of 2001.

On February 22, 2001, UbiquiTel announced that it entered into a merger agreement, as amended and restated, to acquire VIA Wireless, a privately-held Sprint PCS network partner. The proposed acquisition will make UbiquiTel the second largest Sprint PCS network partner with over 11.1 million licensed residents. Under the terms of the proposed acquisition, UbiquiTel will issue
16.4 million shares of common stock and assume approximately $25.0 million of net debt as of December 31, 2000. Completion of the proposed acquisition is subject to approval by UbiquiTel's shareholders of the issuance of the shares. For additional information regarding the proposed acquisition of VIA Wireless, reference is made to Note 8 to the Consolidated Financial Statements of UbiquiTel included elsewhere in this quarterly report on Form 10-Q, and to the definitive proxy statement dated July 16, 2001 as filed with the SEC in connection with the proposed acquisition and for use by UbiquiTel to solicit, among other things, shareholder approval for the issuance of the shares at its 2001 annual shareholders' meeting. On February 21, 2001, in connection with its proposed acquisition of VIA Wireless, Operating Company amended its agreement with Sprint PCS to expand our markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless' present affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which will go into effect at the closing of the proposed acquisition.

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

As a Sprint PCS affiliate, we do not own the licenses to operate our network and instead, we pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our retail stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS paid approximately $90.0 million for the PCS licenses in our markets and will incur additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of our affiliates.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

       CUSTOMER ADDITIONS

As of June 30, 2001, the Company provided personal communication services to approximately 41,600 customers compared to approximately 9,900 customers as of June 30, 2000. The increase in subscribers is due to subsequent activations in our launched markets.

       REVENUES

    - SUBSCRIBER REVENUE. Subscriber revenue during the three months ended June 30, 2001 and 2000 was approximately $4.9 million and $1.4 million, respectively. This consisted of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued from month-to-month. Subscriber revenue for the three months ended June 30, 2001 was reported net of approximately $964,000 in customer sales incentives.

    - SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the three months ended June 30, 2001, we generated approximately $4.3 million in travel revenue. During the three months ended June 30, 2000, we generated approximately $693,000 in travel revenue from markets where we had launched operations.

       On April 27, 2001, Sprint PCS announced it had reached an agreement in principle with certain Sprint PCS affiliates, including UbiquiTel, to reduce the reciprocal travel rate exchanged between Sprint PCS and the affiliates. The rate was reduced from 20 cents per minute of use to 15 cents beginning June 1, 2001, and will be reduced to 12 cents beginning October 1, 2001. Beginning January 1, 2002, and for the remainder of the term of UbiquiTel's management agreement with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network. In accordance with this agreement in principle, on May 1, 2001, Sprint PCS gave notice of the change in rate to $0.15 per minute of use as of June 1, 2001, and to $0.12 per minute of use as of October 1, 2001. The definitive agreement regarding the travel rate for periods after December 31, 2001 has not yet been finalized. UbiquiTel expects that the new travel rate plan should not have any material effect on our financial condition.

    - NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $188,000 in non-Sprint roaming revenue during the three months ended June 30, 2001 compared to approximately $16,000 during the three months ended June 30, 2000.

       During the three months ended June 30, 2001, our average monthly revenue per user including travel and roaming revenues was approximately $119, and without travel and roaming revenues was approximately $68. We recognized approximately $964,000 in customer sales incentives as a reduction in revenue during the quarter. Our average monthly revenue per user, net of the sales incentive, was approximately $108 including travel and roaming, and approximately $56 without travel and roaming. For the three months ended June 30, 2000, our average monthly revenue per user including travel and roaming revenues was approximately $83, and without roaming and travel revenues was approximately $56.

    - PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of returns, as product sales revenue. The amount recorded during the three months ended June 30, 2001 and 2000 for product sales totaled approximately $1.7 million and $162,000, respectively.

       COST OF SERVICE AND OPERATIONS

    - NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $7.5 million were incurred during the three months ended June 30, 2001 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges. During the three months ended June 30, 2000, network operating expenses totaled approximately $1.3 million.

    - ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended June 30, 2001, we paid approximately $1.5 million in roaming and travel fees. During the three months ended June 30, 2000, we paid approximately $365,000 in roaming and travel fees.

    - OPERATING EXPENSES. Other operating expenses totaling approximately $876,000 were incurred during the three months ended June 30, 2001. This included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. For the three months ended June 30, 2000, we incurred approximately $173,000 in other operating expenses.

       COST OF PRODUCTS SOLD

The cost of products sold totaled approximately $3.9 million and $275,000 during the three months ended June 30, 2001 and 2000, respectively. This included the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

       SELLING AND MARKETING

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and residual commissions. This also included pre-selling costs incurred in preparing our new markets for sales activities. We incurred expenses of approximately $7.1 million and $526,000 during the three months ended June 30, 2001 and 2000, respectively. At June 30, 2001 and 2000, there were approximately 188 and 26 employees, respectively, performing sales and marketing functions.

       GENERAL AND ADMINISTRATIVE

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $3.0 million and $1.5 million during the three months ended June 30, 2001 and 2000, respectively. General and administrative expenses included our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also included the fees we paid to Sprint PCS for management support.

       NON-CASH COMPENSATION FOR GENERAL AND ADMINISTRATIVE MATTERS

During the three months ended June 30, 2001 and 2000, non-cash compensation for general and administrative matters totaled approximately $75,000 and $127,000, respectively. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

       DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended June 30, 2001 and 2000 totaled approximately $4.2 million and $795,000, respectively. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

       INTEREST INCOME

For the three months ended June 30, 2001 and 2000, interest income was approximately $2.9 million and $3.3 million, respectively. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in short-term liquid investments. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2001.

       INTEREST EXPENSE

Interest expense totaled approximately $10.0 million during the three months ended June 30, 2001. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at the prime rate plus a specified margin until May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on monthly contracts. During the three months ended June 30, 2000, interest expense was approximately $8.2 million.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

       NET LOSS

For the three months ended June 30, 2001 and 2000, our net loss was approximately $24.1 million and $11.3 million, respectively.

FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Our operating results for the six months ended June 30, 2000 consisted largely of revenues generated in the three months ended June 30, 2000 and operating expenses associated with those revenues. Our activities in the first quarter of 2000 were limited to network build-out and development of various operating functions for the Company.

       REVENUES

    - SUBSCRIBER REVENUE. Subscriber revenue during the six months ended June 30, 2001 and 2000 was approximately $7.9 million and $1.4 million, respectively. This consisted of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets. Subscriber revenue for the six months ended June 30, 2001 was reported net of approximately $1.4 million in customer sales incentives.

    - SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the six months ended June 30, 2001, we generated approximately $7.0 million in travel revenue. During the six months ended June 30, 2000, we generated approximately $761,000 in travel revenue from markets where we had launched operations.

    - NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $300,000 in non-Sprint roaming revenue during the six months ended June 30, 2001 compared to approximately $16,000 during the six months ended June 30, 2000.

       During the six months ended June 30, 2001, our average monthly revenue per user including travel and roaming revenues was approximately $116, and without travel and roaming revenues was approximately

       $65. We recognized approximately $1.4 million in customer sales incentives as a reduction in revenue during the period. Our average monthly revenue per user, net of the sales incentive, was approximately $106 including travel and roaming, and approximately $55 without travel and roaming.

    - PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of returns, as product sales revenue. The amount recorded during the six months ended June 30, 2001 and 2000 for product sales totaled approximately $1.9 million and $162,000, respectively.

       COST OF SERVICE AND OPERATIONS

    - NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $12.6 million were incurred during the six months ended June 30, 2001 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges. During the six months ended June 30, 2000, network operating expenses totaled approximately $1.5 million.

    - ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. We pay roaming fees to other wireless providers when our customers use their network. During the six months ended June 30, 2001, we paid approximately $2.5 million in roaming and travel fees. During the six months ended June 30, 2000, we paid approximately $365,000 in roaming and travel fees.

    - OPERATING EXPENSES. Other operating expenses totaling approximately $1.4 million were incurred during the six months ended June 30, 2001. This included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. For the six months ended June 30, 2000, we incurred approximately $173,000 in other operating expenses.

       COST OF PRODUCTS SOLD

The cost of products sold totaled approximately $4.9 million and $275,000 during the six months ended June 30, 2001 and 2000, respectively. This included the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

       SELLING AND MARKETING

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and residual commissions. This also included pre-selling costs incurred in preparing our new markets for sales activities. We incurred expenses of approximately $10.4 million and $580,000 during the six months ended June 30, 2001 and 2000, respectively.

       GENERAL AND ADMINISTRATIVE

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $6.0 million and $2.0 million during the six months ended June 30, 2001 and 2000, respectively. General and administrative expenses included our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also included the fees we paid to Sprint PCS for management support.

       NON-CASH COMPENSATION FOR GENERAL AND ADMINISTRATIVE MATTERS

During the six months ended June 30, 2001 and 2000, non-cash compensation for general and administrative matters totaled approximately $198,000 and $246,000, respectively. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

       DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the six months ended June 30, 2001 and 2000 totaled approximately $6.4 million and $820,000, respectively. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

       INTEREST INCOME

For the six months ended June 30, 2001 and 2000, interest income was approximately $6.5 million and $3.7 million, respectively. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in short-term liquid investments. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2001.

       INTEREST EXPENSE

Interest expense totaled approximately $17.4 million during the six months ended June 30, 2001. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at the prime rate plus a specified margin until May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on monthly contracts. During the six months ended June 30, 2000, interest expense was approximately $8.6 million.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

       NET LOSS

For the six months ended June 30, 2001 and 2000, our net loss was approximately $38.2 million and $27.4 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through June 30, 2001, we have principally relied on the proceeds from equity and debt financing, rather than revenues, as our primary sources of capital.

Completion of our PCS network will require substantial capital, which we expect could total approximately $172 million in 2001 to 2003. Our build-out plan includes the installation of three switches and over 500 radio communications sites by the end of 2001. In addition, we will develop approximately 25 company-owned Sprint PCS stores and associated administrative systems within the same time period. As of June 30, 2001, we have 18 retail stores in operation in our markets. We also had 453 radio communications sites generating revenues as of June 30, 2001.

On March 31, 2000, we signed a senior secured credit agreement with Paribas, which consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. Concurrently with the closing of our senior subordinated discount notes, we borrowed $75.0 million of term loans, which were funded into an escrow account. On October 13, 2000 and April 12, 2001, we made drawings under the term loan A of $30.0 million each. The proceeds were also funded into the escrow account. These borrowings under the credit facility at June 30, 2001 bear interest at LIBOR plus 4.25% for the term loan B and LIBOR plus 3.25% for the term loan A. The escrow account will remain the property of our lenders and will not be released to us if an event of default has occurred under the credit agreement. Additionally, the escrow account will not be released to us until specified conditions have been satisfied. These conditions include, among others, evidence that we have used all of the proceeds from our sale of Operating Company's senior subordinated discount notes and from our initial public offering to pay fees and expenses in connection with these offerings, to fund the build-out of our network and for other general corporate and working capital purposes. Our senior credit facility contains financial and other covenants customary for the wireless industry, and is secured by a first priority lien on our assets and a pledge by UbiquiTel of the capital stock of Operating Company. Scheduled amortization payments of principal for the term loans under the senior credit facility begin on June 30, 2004. On March 1, 2001, Operating Company and Paribas and the other lenders under the senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel's acquisition of VIA Wireless, including Operating Company's $25.0 million of subordinated bridge financing to VIA Wireless pending the closing of the transaction. The additional borrowing increased the term loan B to $125.0 million. Additional borrowings under our senior credit facility must be placed into escrow until the conditions to release our initial borrowings have been satisfied. We drew down from the escrow account approximately $150.0 million in August 2001. The lenders' increase in the senior credit facility is subject to the satisfaction of certain conditions, including UbiquiTel completing both the VIA Wireless transaction and a sale of certain non-essential assets acquired in the VIA Wireless transaction for consideration of at least $50.0 million on or before December 31, 2001. If both transactions are not completed by December 31, 2001, the $50.0 million term loan B will be prepayable automatically, together with a prepayment premium of $1.0 million and the borrowing availability under the senior credit facility will be reduced automatically by $50.0 million to $250.0 million. For additional information regarding the $50.0 million increase in our senior credit facility, see Note 5 to the consolidated financial statements of UbiquiTel included elsewhere herein.

As of June 30, 2001, we had approximately $42.7 million in cash and cash equivalents, and an additional $185.0 million in an escrow account subject to release pending satisfaction of certain conditions under our senior credit facility. Working capital was approximately $219.9 million.

Net cash used by operating activities was approximately $18.5 million for the six months ended June 30, 2001. This was primarily attributable to the operating loss of approximately $38.2 million being partly offset by noncash items of approximately $19.8 million and cash used for working capital of approximately $138,000.

Net cash used in investing activities was approximately $166.3 million during the six months ended June 30, 2001. In addition to capital expenditures of approximately $68.4 million, investing activities included an advance to VIA Wireless of $13.0 million under the revolving credit and term loan agreement between Operating Company and VIA Wireless, and approximately $4.9 million in fees and expenses relating to the proposed acquisition of VIA Wireless.

Cash used in investing activities also included an investment of $80.0 million of restricted cash in short term securities.

Net cash provided by financing activities was approximately $79.9 million, consisting primarily of the funding under the increase in our senior credit facility. The proceeds were reduced by approximately $132,000 in payments under the capital leases.

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

    Our primary market risk exposure will relate to:

    -  the interest rate risk on long-term and short-term borrowings;

    - our ability to refinance our senior subordinated discount notes at maturity at market rates; and

    - the impact of interest rate movements on our ability to meet interest expense requirements and meet financial covenants.

We may decide, from time to time, to manage the interest rate risk on our outstanding long-term and short-term debt through the use of fixed and variable rate debt and interest rate swaps, but are not obligated to do so.

The Company's senior credit facility is subject to market risk and interest rate changes. At our option, the term loans under the credit facility bear interest at either LIBOR plus a specified margin or prime plus a specified margin. The outstanding principal balance on the credit facility was approximately $185.0 million at June 30, 2001.

Considering this total outstanding balance of approximately $185.0 million at June 30, 2001, a 1% change in interest rate would result in an increase in pre-tax losses of approximately $1.85 million per year.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) During the quarter ended June 30, 2001, UbiquiTel granted employee stock options to purchase a total of 30,000 shares of its common stock at exercise prices equal to the fair market value of the common stock on the date of grant. In addition, UbiquiTel issued an aggregate of 1,172,861 shares of its common stock in connection with the exercise of outstanding employee stock options and warrants. The grant and issuance of such securities was deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions not involving public offerings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  REPORTS ON FORM 8-K

           None.

      (b)  EXHIBITS:


           Exhibit No.               Description
           -----------               -----------

           10.1                      Amended and Restated Warrant Agreement
                                     dated as of June 18, 2001 by and between UbiquiTel Inc. and Paribas North America,
                                     Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CO-REGISTRANTS:

                               UBIQUITEL INC.
                               UBIQUITEL OPERATING COMPANY


                               By: /s/ Donald A. Harris
                                   -------------------------------------
                                   Donald A. Harris
                                   Chairman of the Board, President
                                   and Chief Executive Officer
                                   (Principal Executive Officer)



                               By: /s/ James J. Volk
                                   -------------------------------------
                                   James J. Volk
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)


August 13, 2001