Form 10-Q
period 2001-09-30
UBIQUITEL INC; UBIQUITEL OPERATING CO
filed 2001-11-14
CIK 1108487, 1116907

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                             Commission File Number
                                    000-30761

                                 UbiquiTel Inc.
            ---------------------------------------------------------
            (Exact name of Co-Registrant as specified in its charter)


        Delaware                                         23-3017909
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

One West Elm Street, Suite 400, Conshohocken, PA           19428
------------------------------------------------         ----------
    (Address of principal executive office)              (Zip code)

                Co-Registrant's telephone number: (610) 832-3300
                                                  --------------

                             Commission File Number
                             ----------------------
                                    333-39950

                           UbiquiTel Operating Company
            ---------------------------------------------------------
            (Exact name of Co-Registrant as specified in its charter)

        Delaware                                         23-3024747
------------------------                    ------------------------------------
(State of incorporation)                    (I.R.S. Employer Identification No.)

One West Elm Street, Suite 400, Conshohocken, PA           19428
------------------------------------------------         ----------
    (Address of principal executive office)              (Zip code)

                Co-Registrant's telephone number: (610) 832-3300
                                                  --------------

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes |X|    No ___

There were 81,116,465 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at November 1, 2001.

There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at November 1, 2001, all of which were owned by UbiquiTel Inc.

                         UBIQUITEL INC. AND SUBSIDIARIES

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets as of September 30, 2001
                 (unaudited) and December 31, 2000 (audited)..................4
               Consolidated Statements of Operations for the three and
                 nine months ended September 30, 2001 and 2000
                 (unaudited)..................................................5
               Consolidated Statements of Cash Flows for the nine
                 months ended September 30, 2001 and 2000 (unaudited).........6
               Notes to Consolidated Financial Statements.....................7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.........................................14

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................24

Item 2.  Changes in Securities and Use of Proceeds...........................24

Item 3.  Defaults Upon Senior Securities.....................................24

Item 4.  Submission of Matters to a Vote of Security Holders.................24

Item 5.  Other Information...................................................26

Item 6.  Exhibits and Reports on Form 8-K....................................26

Signatures.................................................................. 27

EXPLANATORY NOTE:

The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("Operating Company"), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% Senior Subordinated Discount Notes due 2010 (the "Notes"). UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures and financial information set forth in Note 6 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "UbiquiTel" means, collectively UbiquiTel, Operating Company, VIA Wireless, LLC, and all of their consolidated subsidiaries.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         UBIQUITEL INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    DECEMBER 31, 2000
                                                                                                      (AS RESTATED-
                                                                                SEPTEMBER 30, 2001     SEE NOTE 9)
                                                                                ------------------  -----------------
                                                                                    (UNAUDITED)
                                   ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................      $  87,046          $ 147,706
  Accounts receivable, net of allowance for doubtful accounts of $2,441 at
    September 30, 2001 and $88 at December 31, 2000 ..........................         14,278              1,297
  Inventory ..................................................................          2,576                829
  Prepaid expenses and other assets ..........................................          7,616              2,350
                                                                                    ---------          ---------
      Total current assets ...................................................        111,516            152,182
PROPERTY AND EQUIPMENT, NET ..................................................        257,730             47,651
CONSTRUCTION IN PROGRESS .....................................................         13,178             72,221
RESTRICTED CASH ..............................................................           --              105,000
DEFERRED FINANCING COSTS, NET ................................................         13,929             12,244
INTANGIBLE ASSETS, NET .......................................................        145,540              4,438
GOODWILL, NET ................................................................         70,272             11,456
OTHER ASSETS .................................................................          2,878                903
                                                                                    ---------          ---------
        Total assets .........................................................      $ 615,043          $ 406,095
                                                                                    =========          =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses ......................................      $  40,384          $  23,690
  Accrued interest ...........................................................            390                212
  Current installments of capital leases .....................................            391                 83
                                                                                    ---------          ---------
      Total current liabilities ..............................................         41,165             23,985
LONG-TERM LIABILITIES:
  Long-term debt and capital lease obligations ...............................        362,260            258,363
  Other long-term liabilities ................................................         33,272               --
                                                                                    ---------          ---------
      Total long-term liabilities ............................................        395,532            258,363
                                                                                    ---------          ---------
        Total liabilities ....................................................        436,697            282,348
                                                                                    ---------          ---------
COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS ..........................................................           --                  570
                                                                                    ---------          ---------
STOCKHOLDERS' EQUITY:
  Preferred stock, par value $0.001 per share; 10,000,000 shares authorized;
    0 shares issued and outstanding at September 30, 2001 and December 31,
    2000 .....................................................................           --                 --
  Common stock, par value $0.0005 per share; 240,000,000 shares authorized and
    81,116,465 shares issued and outstanding at September 30, 2001 and
    100,000,000 shares authorized and 63,543,604 shares issued and outstanding
    at December 31, 2000 .....................................................             41                 32
  Additional paid-in - capital ...............................................        294,653            171,771
  Accumulated deficit ........................................................       (116,348)           (48,626)
                                                                                    ---------          ---------
      Total stockholders' equity .............................................        178,346            123,177
                                                                                    ---------          ---------
        Total liabilities and stockholders' equity ...........................      $ 615,043          $ 406,095
                                                                                    =========          =========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        SEPTEMBER 30,               SEPTEMBER 30,
                                                                                                  2000
                                                                                              (AS RESTATED-
                                                     2001           2000           2001         SEE NOTE 9)
                                                  ---------       ---------      ---------      ----------
                                                 (UNAUDITED)     (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
REVENUES:
  Service revenue ...........................      $ 27,907       $  2,940       $ 43,111       $  5,078
  Revenue from sale of handsets .............         2,755            311          4,665            473
                                                   --------       --------       --------       --------
      Total revenue .........................        30,662          3,251         47,776          5,551
COSTS AND EXPENSES:
  Cost of service and operations (exclusive
    of depreciation as shown separately
    below) ..................................        18,358          3,077         34,913          5,114
  Cost of products sold .....................         7,693            648         12,638            923
  Selling and marketing .....................        13,133          1,250         23,498          1,831
  General and administrative expenses
    excluding non-cash compensation
    charges .................................         4,217          1,880         10,176          3,868
  Non-cash compensation for general and
    administrative matters ..................            95            123            293            369
  Depreciation and amortization .............         7,905            995         14,280          1,815
                                                   --------       --------       --------       --------
      Total costs and expenses ..............        51,401          7,973         95,798         13,920
                                                   --------       --------       --------       --------
OPERATING LOSS ..............................       (20,739)        (4,722)       (48,022)        (8,369)
INTEREST INCOME .............................         1,672          4,783          8,194          8,446
INTEREST EXPENSE ............................       (10,254)        (7,647)       (27,647)       (16,256)
OTHER EXPENSE ...............................          (247)          --             (247)          --
                                                   --------       --------       --------       --------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEM
  AND PREFERRED STOCK DIVIDENDS .............       (29,568)        (7,586)       (67,722)       (16,179)
INCOME TAXES ................................          --             --             --             --
                                                   --------       --------       --------       --------
LOSS BEFORE EXTRAORDINARY ITEM AND PREFERRED
  STOCK DIVIDENDS ...........................       (29,568)        (7,586)       (67,772)       (16,179)
LESS: PREFERRED STOCK DIVIDENDS
  PLUS ACCRETION ............................          --             --             --          (14,601)
                                                   --------       --------       --------       --------
LOSS BEFORE EXTRAORDINARY ITEM ..............       (29,568)        (7,586)       (67,772)       (30,780)
EXTRAORDINARY ITEM--EARLY EXTINGUISHMENT
  OF DEBT ...................................          --             --             --           (4,218)
                                                   --------       --------       --------       --------
NET LOSS ....................................      $(29,568)      $ (7,586)      $(67,722)      $(34,998)
                                                   ========       ========       ========       ========
BASIC AND FULLY DILUTED NET LOSS PER SHARE OF
  COMMON STOCK:
  Loss before extraordinary item ............      $  (0.40)      $  (0.12)      $  (1.01)      $  (0.58)
  Extraordinary item ........................          --             --             --            (0.08)
                                                   --------       --------       --------       --------
  Net loss ..................................      $  (0.40)      $  (0.12)      $  (1.01)      $  (0.66)
                                                   ========       ========       ========       ========
BASIC AND FULLY DILUTED WEIGHTED-AVERAGE
  OUTSTANDING COMMON SHARES .................        73,273         63,493         66,980         52,941
                                                   ========       ========       ========       ========

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                       NINE MONTHS ENDED
                                                                                                       SEPTEMBER 30, 2000
                                                                              NINE MONTHS ENDED          (AS RESTATED-
                                                                              SEPTEMBER 30, 2001           SEE NOTE 9)
                                                                             -------------------       ------------------
                                                                                 (UNAUDITED)              (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends ............      $ (67,722)                  $ (16,179)
Adjustments to reconcile net loss to net cash used in operating activities:
  Amortization of deferred financing costs ..............................          2,393                       1,561
  Amortization of intangible assets .....................................          2,415                         706
  Depreciation ..........................................................         11,865                       1,108
  Interest accrued on senior debt .......................................         17,847                      10,064
  Non-cash compensation from stock options granted to employees .........            293                         369
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
  Accounts receivable, net ..............................................         (9,699)                       (613)
  Inventory .............................................................         (1,071)                       (158)
  Prepaid expenses and other assets .....................................           (493)                       (775)
  Accounts payable and accrued expenses .................................          4,789                         563
                                                                               ---------                   ---------
    Net cash used in operating activities ...............................        (39,383)                     (3,354)
                                                                               ---------                   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..................................................       (102,956)                    (50,100)
  Purchase of Spokane market ............................................           --                       (35,507)
  Restricted cash .......................................................        105,000                     (75,000)
  Acquisition costs and cash advance, net of cash acquired from VIA
    Wireless ............................................................        (24,698)                       --
                                                                               ---------                   ---------
    Net cash used in investing activities ...............................        (22,654)                   (160,607)
                                                                               ---------                   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible preferred stock subsequently
    converted to common stock ...........................................           --                        25,000
  Proceeds from issuance of senior subordinated notes and detachable
    warrants ............................................................           --                       152,277
  Repayment of long-term debt ...........................................        (75,494)                     (8,000)
  Drawings under senior secured credit facility .........................         80,000                      75,000
  Capital lease payments ................................................           (328)                        (32)
  Deferred financing costs ..............................................         (2,813)                    (12,937)
  Preferred dividend payment ............................................           --                        (1,008)
  Warrants exercised ....................................................           --                            25
  Proceeds from issuance of common stock ................................             12                     106,240
  Offering costs ........................................................           --                        (9,511)
                                                                               ---------                   ---------
    Net cash provided by financing activities ...........................          1,377                     327,054
                                                                               ---------                   ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................        (60,660)                    163,093
CASH AND CASH EQUIVALENTS, beginning of period ..........................        147,706                      23,959
                                                                               ---------                   ---------
CASH AND CASH EQUIVALENTS, end of period ................................      $  87,046                   $ 187,052
                                                                               =========                   =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ................................................      $  11,799                   $   5,653
  Cash paid for income taxes ............................................           --                          --
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Network assets acquired but not yet paid ..............................          7,872                      13,396
  Extraordinary item - early extinguishment of debt .....................           --                         4,218
  Preferred stock accretion .............................................           --                        13,593
  Warrants exercised ....................................................            570                        --
  Capital leases entered into ...........................................            874                        --
ASSETS AND LIABILITIES ACQUIRED IN NON-CASH
  TRANSACTION (NOTE 8):
  Assets acquired .......................................................        224,602                        --
  Liabilities assumed ...................................................         69,560                        --

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         UBIQUITEL INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION OF UNAUDITED INTERIM FINANCIAL INFORMATION

The consolidated financial information as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company's financial position at September 30, 2001, the Company's operations for the three and nine months ended September 30, 2001 and 2000, and the Company's cash flows for the nine months ended September 30, 2001 and 2000. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000 of UbiquiTel which are included in its Annual Report on Form 10-K, as amended, for the year ended December 31, 2000.

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

In June 1998 and June 1999, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. SFAS 133 became effective for UbiquiTel on January 1, 2001. The adoption of these statements did not have a significant impact on the Company's financial results.

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

On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless, LLC, a California limited liability company and Sprint PCS network partner ("VIA Wireless"). Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, stockholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel's common stock, and UbiquiTel assumed approximately $80.1 million of debt and incurred estimated transaction costs of $12.2 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. VIA Wireless is the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. Its markets are contiguous to UbiquiTel's markets in Northern California and include Fresno, Bakersfield and Stockton, including key travel corridors between Los Angeles and San Francisco. On February 21, 2001, in connection with the acquisition, UbiquiTel amended its agreement with Sprint PCS to expand our markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless' former affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which went into effect at the closing of the acquisition. The acquisition was accounted for under the purchase method of accounting. The operating results of VIA Wireless and its subsidiary have been included in the statement of operations from the date of acquisition.

3. BASIC AND DILUTED NET LOSS PER SHARE

UbiquiTel computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Under the provisions of SFAS 128, basic and diluted net loss per common share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS 128, incremental potential common shares from stock options have been excluded in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements. The basic and fully diluted net loss per share of common stock for the nine months ended September 30, 2000 is computed on a pro forma basis to reflect the Company's initial public offering in June 2000.

The following summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an antidilutive effect.

                            THREE MONTHS ENDED            NINE MONTHS ENDED
                               SEPTEMBER 30,                SEPTEMBER 30,
                            2001           2000          2001           2000
                         ---------      ---------      ---------      ---------
                        (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
Stock options ......     4,611,000      4,440,600      4,611,000      4,440,600
Warrants ...........     3,665,183      4,813,987      3,665,183      4,813,987
                         ---------      ---------      ---------      ---------
Total ..............     8,276,183      9,254,587      8,276,183      9,254,587
                         =========      =========      =========      =========

4. PROPERTY AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

Property and equipment and construction in progress consisted of the following (in thousands):

                                          SEPTEMBER 30, 2001  DECEMBER 31, 2000
                                          ------------------  -----------------
                                              (UNAUDITED)
Land and buildings ....................        $   4,800         $    --
Network equipment .....................          255,465            46,908
Vehicles ..............................              938               497
Furniture and office equipment ........           10,421             2,275
                                               ---------         ---------
                                                 271,624            49,680
Accumulated depreciation ..............          (13,894)           (2,029)
                                               ---------         ---------
  Property and equipment, net .........        $ 257,730         $  47,651
                                               =========         =========
Construction in progress ..............        $  13,178         $  72,221

For the three and nine months ended September 30, 2001, the Company had capitalized interest of $0.9 million and $4.6 million, respectively.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding as of September 30, 2001 and December 31, 2000 were as follows (in thousands):

                                                 SEPTEMBER 30, 2001   DECEMBER 31, 2000
                                                 ------------------   -----------------
                                                     (UNAUDITED)
14% senior subordinated discount notes .........      $ 300,000           $ 300,000
  Less: Discount ...............................       (114,094)           (131,941)
  Less: Detachable warrants ....................        (13,627)            (14,826)
Senior secured credit facility .................        185,000             105,000
Lease obligations ..............................            652                 130
Building mortgage and other long-term debt .....          4,329                --
                                                      ---------           ---------
    Long-term debt and capital lease
      obligations .............................       $ 362,260           $ 258,363
                                                      =========           =========

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

On March 1, 2001, Operating Company and Paribas and the other lenders under the senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel's acquisition of VIA Wireless, including Operating Company's subordinated bridge financing of up to $25.0 million to VIA Wireless pending the closing of the transaction. See Note 8 for a description of the VIA Wireless acquisition. The additional borrowing increased the term loan B to $125.0 million.

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

Initial borrowings of $75.0 million under the term loan B were made on April 11, 2000. Draw downs of $30.0 million each under the term loan A were made on October 13, 2000 and April 12, 2001. On March 1, 2001, Operating Company made an additional borrowing of $50.0 million under the term loan B, following the execution of the credit amendment. These amounts were funded into an escrow account that is controlled by the lenders and cannot be released until specified conditions have been satisfied, including, among others, evidence that the Company has used all of the proceeds from the sale of its senior subordinated notes in April 2000 and from UbiquiTel's initial public offering of its common stock in June 2000 to pay fees and expenses in connection with those offerings, to fund the build-out of the Company's PCS network and for other general corporate and working capital purposes. We drew down from the escrow account approximately $150.0 million in August 2001. In conjunction with the closing and increase of this facility, the Company incurred financing fees of approximately $9.9 million which are being amortized over the term of the credit facility.

In August 2001, VIA Wireless paid $69.6 million to the Rural Telephone Finance Cooperative to retire VIA Wireless' outstanding senior credit facility and paid $5.8 million to the Federal Communications Commission in repayment of the outstanding notes of VIA Wireless for the purchase of its FCC licenses for Fresno, Merced, Modesto, Stockton and Visalia, California.

VIA Wireless has a mortgage in the amount of $3.9 million which relates to a building and land that was purchased by VIA Wireless. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of $36,832. The mortgage is due to be repaid in full by April 2015.

6. WHOLLY-OWNED OPERATING SUBSIDIARY SUMMARIZED FINANCIAL INFORMATION

On April 11, 2000, Operating Company issued 14% senior subordinated discount notes (the "Notes") with a maturity value of $300.0 million and warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933. In August 2000, the Notes and warrants were registered with the Securities and Exchange Commission. The Notes were issued at a discount and generated approximately $152.3 million in gross proceeds. The value assigned from the proceeds to the warrants was approximately $15.9 million. The proceeds have been used to fund capital expenditures relating to the network build-out, operating losses, working capital, the acquisition of the Sprint PCS Spokane, Washington assets, repayment of the $8.0 million 12% senior subordinated note issued in November 1999 and the related prepayment fee and other general corporate purposes. The Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%. Interest will become payable semiannually beginning on October 15, 2005. Up to 35% of the Notes will be redeemable on or prior to April 15, 2003 from net proceeds of one or more public equity offerings, other than UbiquiTel's initial public offering in June 2000. Any remaining Notes will be redeemable on or after April 15, 2005.

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

UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. The summarized financial information of Operating Company as of September 30, 2001 (unaudited) and December 31, 2000 and for the three and nine months ended September 30, 2001 (unaudited) and 2000 (unaudited), respectively, is presented below:

SUMMARIZED BALANCE SHEET DATA (IN THOUSANDS)    SEPTEMBER 30, 2001      DECEMBER 31, 2000
                                                ------------------      -----------------
                                                   (UNAUDITED)
Assets:
  Cash and other current assets .........           $111,516               $151,843
  Property and equipment, net ...........            257,730                 47,651
  Construction in progress ..............             13,178                 72,221
  Other assets ..........................            218,690                 16,797
  Restricted cash .......................               --                  105,000
  Deferred financing costs ..............             13,929                 12,244
                                                    --------               --------
    Total assets ........................           $615,043               $405,756
                                                    ========               ========

                                                                SEPTEMBER 30, 2001        DECEMBER 31, 2000
SUMMARIZED BALANCE SHEET DATA (IN THOUSANDS) (CONTINUED)        ------------------        -----------------
                                                                    (UNAUDITED)
Liabilities and Equity:
  Accounts payable and accrued expenses ........                   $  40,775                   $  23,690
  Accrued interest .............................                         390                         212
  Advances from parent .........................                     156,375                     155,731
  Long-term debts and leases ...................                     362,260                     258,446
  Other long-term liabilities ..................                      33,272                        --
                                                                   ---------                   ---------
    Total liabilities ..........................                     593,072                     438,079
  Equity and accumulated deficit ...............                      21,971                     (32,323)
                                                                   ---------                   ---------
    Total liabilities and equity ...............                   $ 615,043                   $ 405,756
                                                                   =========                   =========


SUMMARIZED STATEMENT OF OPERATIONS DATA                             THREE MONTHS ENDED                    NINE MONTHS ENDED
            (IN THOUSANDS)                                             SEPTEMBER 30,                        SEPTEMBER 30,
                                                                  2001                2000              2001               2000
                                                               -----------        -----------        -----------        -----------
                                                               (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
Revenues ...............................................        $ 30,662           $  3,251           $ 47,776           $  5,551
Costs and expenses, including non-cash
  compensation charges .................................         (51,401)            (7,973)           (95,798)           (13,920)
Interest (expense) income and other expense ............          (8,829)            (2,864)           (19,700)            (7,810)
                                                                --------           --------           --------           --------
Loss before extraordinary item .........................         (29,568)            (7,586)           (67,722)           (16,179)
Less: Extraordinary item - early extinguishment
  of debt ..............................................            --                 --                 --               (4,218)
                                                                --------           --------           --------           --------
Net loss ...............................................        $(29,568)          $ (7,586)          $(67,722)          $(20,397)
                                                                ========           ========           ========           ========

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

8. ACQUISITION OF VIA WIRELESS, LLC

On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless, a privately-held Sprint PCS network partner. Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, stockholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel's common stock, and UbiquiTel assumed approximately $80.1 million of debt and incurred estimated transaction costs of $12.2 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. VIA Wireless is the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. Its markets are contiguous to UbiquiTel's markets in Northern California and include Fresno, Bakersfield and Stockton, including key travel corridors between Los Angeles and San Francisco. The acquisition was accounted for under the purchase method of accounting. The operating results of VIA Wireless and its subsidiary have been included in the statement of operations from the date of acquisition.

UbiquiTel has obtained a preliminary independent valuation of certain assets of VIA Wireless to preliminarily allocate the purchase price. The result of the preliminary valuation is as follows (in thousands):

Property, plant and equipment........................         $ 68,480
Sprint PCS management agreement......................           79,121
Subscriber base acquired.............................           13,950
California PCS licenses..............................           50,000

As a result of the acquisition, the Company preliminarily recorded goodwill of $59.3 million. Goodwill will not be amortized in accordance with SFAS 142. The subscriber base acquired will be amortized over 3 years, which approximates the average life of the Company's customer in this market. The Sprint PCS management agreement will be amortized over 18 years, which approximates the remaining life of the initial term of the Sprint PCS agreement covering the VIA Wireless service area. On February 22, 2001, UbiquiTel entered into an agreement with VoiceStream Wireless to sell VIA Wireless' California PCS licenses for $50.0 million. The sale of VIA Wireless' PCS licenses to VoiceStream occurred on October 17, 2001.

The unaudited pro forma condensed consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 set forth below, present the results of operations as if the acquisition had occurred as of January 1, 2000 and are not necessarily indicative of future results or actual results that would have been achieved had this acquisition occurred at January 1, 2000.

                                                                      THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                         SEPTEMBER 30,
                     (IN THOUSANDS)                                 2001               2000               2001               2000
                                                                  --------           --------           --------           --------
Total revenues .........................................          $ 37,278           $ 12,772           $ 79,526           $ 30,440
Net loss before extraordinary item and
  preferred stock dividends ............................           (38,742)           (19,393)           (95,044)           (49,255)
Preferred stock dividends plus accretion ...............              --                 --                 --              (14,601)
                                                                  --------           --------           --------           --------
Net loss before extraordinary item .....................           (38,742)           (19,393)           (95,044)           (63,856)
Extraordinary item - early extinguishment of
  debt .................................................              --                 --                 --               (4,218)
                                                                  --------           --------           --------           --------
Net loss ...............................................           (38,742)           (19,393)           (95,044)           (68,074)
                                                                  ========           ========           ========           ========
Net loss before extraordinary and non-recurring
  items per common share, basic and diluted ............          $  (0.48)          $  (0.24)          $  (1.18)          $  (0.71)
                                                                  ========           ========           ========           ========
Net loss per common share, basic and diluted ...........          $  (0.48)          $  (0.24)          $  (1.18)          $  (0.98)
                                                                  ========           ========           ========           ========

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

These and other applicable risks are described under the caption "Risk Factors" in UbiquiTel's Registration Statement on Form S-1 (Registration No. 333-32236), as filed with and declared effective by the Securities and Exchange Commission on June 7, 2000, as well as in its definitive proxy statement dated July 16, 2001 as filed with the SEC in connection with the acquisition of VIA Wireless and for use by UbiquiTel to solicit, among other things, shareholder approval of the issuance of the shares of common stock issued in the acquisition at its 2001 annual shareholders' meeting. Until June 30, 2000, we were a development stage company, and we intend to significantly expand our operations. Accordingly, we do not believe the discussion and analysis of our historical financial condition and results of operations set forth below are indicative nor should they be relied upon as an indicator of our future performance.

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

On February 22, 2001, UbiquiTel entered into a merger agreement, as amended and restated, to acquire VIA Wireless, a privately-held Sprint PCS network partner. UbiquiTel completed its acquisition of VIA Wireless through a series of mergers and related transactions on August 13, 2001 for approximately $214.3 million, including the issuance of 16.4 million shares of common stock, the assumption of approximately $80.1 million of debt and estimated transaction costs of $12.2 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses to VoiceStream Wireless for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. The acquisition made UbiquiTel the second largest Sprint PCS network partner on the closing date with over 11.1 million licensed residents. For additional information regarding the acquisition of VIA Wireless, reference is made to Note 8 to the Consolidated Financial Statements of UbiquiTel included elsewhere in this quarterly report on Form 10-Q, and to its definitive proxy statement filed with the SEC dated July 16, 2001.

As of September 30, 2001, we had approximately 131,700 subscribers. As of September 30, 2001, we had total coverage of approximately 7.0 million residents. We expect to cover approximately 63% of the resident population in our markets by the end of 2001.

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

As a Sprint PCS affiliate, we purchase a full suite of support services from Sprint PCS. We believe that the charges for these services presently are lower than if we provided these services ourselves. In addition, we believe that, by using these established services, our capital expenditures and demands on our management's time in connection with support services are lower than if we developed and provided the services ourselves. We have access to these services during the term of our Sprint PCS management agreement unless Sprint PCS provides us at least nine months advance notice of its intention to terminate any particular service. Because of the economic benefits to us, we are purchasing: customer billing and collections; customer care; subscriber activation including credit verification; handset logistics; network operations control center monitoring; national platform interconnectivity; voice mail; directory assistance and operator services; long distance; and roaming clearinghouse services. If Sprint PCS terminates any of these services or increases the amount it charges us for any of these services, our operating costs may increase and our operations may be interrupted or restricted.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     CUSTOMER ADDITIONS

As of September 30, 2001, the Company provided personal communication services to approximately 131,700 customers compared to approximately 11,200 customers as of September 30, 2000. The increase in subscribers is due to activations in our markets and the acquisition of VIA Wireless.

     REVENUES

     o SUBSCRIBER REVENUE. Subscriber revenue during the three months ended September 30, 2001 and 2000 was approximately $16.0 million and $1.8 million, respectively. This consisted of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS and are issued from month-to-month.

     o SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the three months ended September 30, 2001, we generated approximately $11.6 million in travel revenue. During the three months ended September 30, 2000, we generated approximately $997,000 in travel revenue from markets where we had launched operations.

     On April 27, 2001, Sprint PCS announced it had reached an agreement in principle with certain Sprint PCS affiliates, including UbiquiTel, to reduce the reciprocal travel rate exchanged between Sprint PCS and the affiliates. The rate was reduced from 20 cents per minute of use to 15 cents beginning June 1, 2001, and will be reduced to 12 cents beginning October 1, 2001. Beginning January 1, 2002, and for the remainder of the term of UbiquiTel's management agreement with Sprint PCS, the rate will be adjusted to provide a fair and reasonable return on the cost of the underlying network. In accordance with this agreement in principle, on May 1, 2001, Sprint PCS gave notice of the change in rate to $0.15 per minute of use as of June 1, 2001, and to $0.12 per minute of use as of October 1, 2001. The definitive agreement regarding the travel rate for periods after December 31, 2001 has not yet been finalized. UbiquiTel expects that the new travel rate plan should not have a material effect on our financial condition.

     o NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $346,000 in non-Sprint roaming revenue during the three months ended September 30, 2001 compared to approximately $104,000 during the three months ended September 30, 2000.

          During the three months ended September 30, 2001, our average monthly revenue per user including travel and roaming revenues was approximately $107, and without travel and roaming revenues was approximately $61. For the three months ended September 30, 2000, our average monthly revenue per user including travel and roaming revenues was approximately $93, and without roaming and travel revenues was approximately $58.

     o PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of returns, as product sales revenue. The amount recorded during the three months ended September 30, 2001 and 2000 for product sales totaled approximately $2.8 million and $311,000, respectively.

     COST OF SERVICE AND OPERATIONS

     o NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $10.9 million were incurred during the three months ended September 30, 2001 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges. During the three months ended September 30, 2000, network operating expenses totaled approximately $2.3 million.

     o ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended September 30, 2001, we paid approximately $4.2 million in roaming and travel fees. During the three months ended September 30, 2000, we paid approximately $473,000 in roaming and travel fees.

     o OPERATING EXPENSES. Other operating expenses totaling approximately $3.2 million were incurred during the three months ended September 30, 2001. This included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. For the three months ended September 30, 2000, we incurred approximately $294,000 in other operating expenses.

     COST OF PRODUCTS SOLD

The cost of products sold totaled approximately $7.7 million and $648,000 during the three months ended September 30, 2001 and 2000, respectively. This included the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

     SELLING AND MARKETING

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and residual commissions. This also included pre-selling costs incurred in preparing our new markets for sales activities. We incurred expenses of approximately $13.1 million and $1.2 million during the three months ended September 30, 2001 and 2000, respectively. At September 30, 2001 and 2000, there were approximately 281 and 54 employees, respectively, performing sales and marketing functions.

     GENERAL AND ADMINISTRATIVE

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $4.2 million and $1.9 million during the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses included our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also included the fees we paid to Sprint PCS for management support.

     NON-CASH COMPENSATION FOR GENERAL AND ADMINISTRATIVE MATTERS

During the three months ended September 30, 2001 and 2000, non-cash compensation for general and administrative matters totaled approximately $95,000 and $123,000, respectively. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the three months ended September 30, 2001 and 2000 totaled approximately $7.9 million and $995,000, respectively. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

     INTEREST INCOME

For the three months ended September 30, 2001 and 2000, interest income was approximately $1.7 million and $4.8 million, respectively. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in short-term liquid investments. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2001.

     INTEREST EXPENSE

Interest expense totaled approximately $10.3 million during the three months ended September 30, 2001. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at the prime rate plus a specified margin until May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on contracts ranging from 30 to 180 days. During the three months ended September 30, 2000, interest expense was approximately $7.6 million.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

     NET LOSS

For the three months ended September 30, 2001 and 2000, our net loss was approximately $29.6 million and $7.6 million, respectively.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

Our operating results for the nine months ended September 30, 2000 consisted largely of revenues generated in the six months ended September 30, 2000 and operating expenses associated with those revenues. Our activities in the first quarter of 2000 were limited to network build-out and development of various operating functions for the Company.

     REVENUES

     o SUBSCRIBER REVENUE. Subscriber revenue during the nine months ended September 30, 2001 and 2000 was approximately $23.9 million and $3.2 million, respectively. This consisted of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets.

     o SPRINT PCS TRAVEL REVENUE. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the nine months ended September 30, 2001, we generated approximately $18.6 million in travel revenue. During the nine months ended September 30, 2000, we generated approximately $1.8 million in travel revenue from markets where we had launched operations.

     o NON-SPRINT PCS ROAMING REVENUE. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $645,000 in non-Sprint roaming revenue during the nine months ended September 30, 2001 compared to approximately $120,000 during the nine months ended September 30, 2000.

          During the nine months ended September 30, 2001, our average monthly revenue per user including travel and roaming revenues was approximately $106, and without travel and roaming revenues was approximately $59.

     o PRODUCT SALES REVENUE. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of returns, as product sales revenue. The amount recorded during the nine months ended September 30, 2001 and 2000 for product sales totaled approximately $4.7 million and $473,000, respectively.

     COST OF SERVICE AND OPERATIONS

     o NETWORK OPERATIONS EXPENSES. Expenses totaling approximately $23.5 million were incurred during the nine months ended September 30, 2001 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges. During the nine months ended September 30, 2000, network operating expenses totaled approximately $3.8 million.

     o ROAMING AND TRAVEL EXPENSES. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. We pay roaming fees to other wireless providers when our customers use their network. During the nine months ended September 30, 2001, we paid approximately $6.8 million in roaming and travel fees. During the nine months ended September 30, 2000, we paid approximately $838,000 in roaming and travel fees.

     o OPERATING EXPENSES. Other operating expenses totaling approximately $4.6 million were incurred during the nine months ended September 30, 2001. This included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. For the nine months ended September 30, 2000, we incurred approximately $468,000 in other operating expenses.

     COST OF PRODUCTS SOLD

The cost of products sold totaled approximately $12.6 million and $923,000 during the nine months ended September 30, 2001 and 2000, respectively. This included the cost of handsets and accessories. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice.

     SELLING AND MARKETING

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and residual commissions. This also included pre-selling costs incurred in preparing our new markets for sales activities. We incurred expenses of approximately $23.5 million and $1.8 million during the nine months ended September 30, 2001 and 2000, respectively.

     GENERAL AND ADMINISTRATIVE

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $10.2 million and $3.9 million during the nine months ended September 30, 2001 and 2000, respectively. General and administrative expenses included our corporate executive payroll, compensation and benefits, insurance and facilities, information technology and local market finance and administration expenses. This also included the fees we paid to Sprint PCS for management support.

     NON-CASH COMPENSATION FOR GENERAL AND ADMINISTRATIVE MATTERS

During the nine months ended September 30, 2001 and 2000, non-cash compensation for general and administrative matters totaled approximately $293,000 and $369,000, respectively. The Company applies the provisions of APB Opinion No. 25 and related interpretations in accounting for its equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of the Company's stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

     DEPRECIATION AND AMORTIZATION

Depreciation and amortization expense for the nine months ended September 30, 2001 and 2000 totaled approximately $14.3 million and $1.8 million, respectively. We depreciate our property and equipment using the straight-line method over five to ten years. Amortization of intangible assets is over 2 to 20 years.

     INTEREST INCOME

For the nine months ended September 30, 2001 and 2000, interest income was approximately $8.2 million and $8.4 million, respectively. This was generated from cash proceeds from our private equity sales, the initial public offering, senior subordinated discount notes and drawings under the senior secured credit facility. The proceeds were invested in short-term liquid investments. As capital expenditures are made to complete the build-out of our network, decreasing cash balances may result in lower interest income for the remainder of 2001.

     INTEREST EXPENSE

Interest expense totaled approximately $27.6 million during the nine months ended September 30, 2001. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at the prime rate plus a specified margin until May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on contracts ranging from 30 to 180 days. During the nine months ended September 30, 2000, interest expense was approximately $16.3 million.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

     NET LOSS

For the nine months ended September 30, 2001 and 2000, our net loss was approximately $67.7 million and $35.0 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through September 30, 2001, we have principally relied on the proceeds from equity and debt financing, and to a limited extent revenues, as our primary sources of capital.

Completion of our PCS network will require substantial capital, of which approximately $193.0 million has been incurred and approximately $87.0 million is additionally expected to be incurred through 2003. Our build-out plan includes the installation/acquisition of five switches and approximately 756 radio communications sites by the end of 2001. In addition, we expect to be operating approximately 35 company-owned Sprint PCS stores and associated administrative systems within the same time period. As of September 30, 2001, we have 32 retail stores in operation in our markets. We also had 736 radio communications sites generating revenues as of September 30, 2001.

On March 31, 2000, we signed a senior secured credit agreement with Paribas, which consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. Concurrently with the closing of our senior subordinated discount notes, we borrowed $75.0 million of term loans, which were funded into an escrow account. On October 13, 2000 and April 12, 2001, we made drawings under the term loan A of $30.0 million each. The proceeds were also funded into the escrow account. These borrowings under the credit facility at September 30, 2001 bear interest at LIBOR plus 4.25% for the term loan B and LIBOR plus 3.25% for the term loan A. The escrow account will remain the property of our lenders and will not be released to us until specified conditions have been satisfied or if an event of default has occurred under the credit agreement. Conditions to the release of funds from the escrow account included, among others, evidence that we have used all of the proceeds from our sale of Operating Company's senior subordinated discount notes and from our initial public offering to pay fees and expenses in connection with these offerings, to fund the build-out of our network and for other general corporate and working capital purposes. We drew down from the escrow account approximately $150.0 million in August 2001. Our senior credit facility contains financial and other covenants customary for the wireless industry, and is secured by a first priority lien on our assets and a pledge by UbiquiTel of the capital stock of Operating Company. Scheduled amortization payments of principal for the term loans under the senior credit facility begin on June 30, 2004. On March 1, 2001, Operating Company and Paribas and the other lenders under the senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million. The additional borrowing increased the term loan B to $125.0 million. Additional borrowings under our senior credit facility must be placed into escrow until the conditions to release such borrowings have been satisfied. For additional information regarding the $50.0 million increase in our senior credit facility, see Note 5 to the consolidated financial statements of UbiquiTel included elsewhere herein.

As of September 30, 2001, we had approximately $87.0 million in cash and cash equivalents. Working capital was approximately $70.4 million.

Net cash used by operating activities was approximately $39.4 million for the nine months ended September 30, 2001. This was primarily attributable to the operating loss of approximately $67.7 million being partly offset by noncash items of approximately $34.8 million and cash used for working capital of approximately $6.5 million.

Net cash used in investing activities was approximately $22.7 million during the nine months ended September 30, 2001. In addition to capital expenditures of approximately $103.0 million, investing activities included an advance to VIA Wireless of $17.0 million under the revolving credit and term loan agreement between Operating Company and VIA Wireless, and approximately $7.7 million in fees and expenses, net of cash acquired, relating to the acquisition of VIA Wireless. Cash provided by investing activities included $105.0 million released from restricted cash.

Net cash provided by financing activities was approximately $1.4 million consisting of $80.0 million in funding under the senior credit facility offset by approximately $75.8 million in long-term debt repayments. Debt repayments included payments made under our capital lease obligations, the pay down of the Rural Telephone Finance Cooperative senior credit facility of VIA Wireless, and the pay down of the outstanding FCC notes assumed in the VIA Wireless acquisition. In addition, the Company incurred $2.8 million in deferred financing fees in connection with the increase in our senior credit facility related to the VIA Wireless acquisition.

As part of our management agreement, Sprint PCS requires us to build out portions of our network by various dates including September 30, 2001 and June 1, 2005. We believe we have sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses through 2003. The actual funds required to build out our portion of the Sprint PCS network and to fund operating losses and working capital needs may vary materially from our estimates, and additional funds could be required.

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

The Company's senior credit facility is subject to market risk and interest rate changes. At our option, the term loans under the credit facility bear interest at either LIBOR plus a specified margin or prime plus a specified margin. The outstanding principal balance on the credit facility was approximately $185.0 million at September 30, 2001. Considering this total outstanding balance of approximately $185.0 million at September 30, 2001, a 1% change in interest rate would result in an increase in pre-tax losses of approximately $1.85 million per year.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) During the quarter ended September 30, 2001, UbiquiTel granted stock options to employees and members of the UbiquiTel board of directors to purchase a total of 380,000 shares of its common stock at exercise prices equal to the fair market value of the common stock on the dates of grant. The grants of such securities were deemed to be exempt from registration under the Securities Act of 1933 in reliance upon Section 4(2) thereof as transactions not involving public offerings.

Additionally, on August 13, 2001, UbiquiTel issued 16,400,000 shares of its common stock to the stockholders of the members of VIA Wireless and five employees of VIA Wireless upon the closing of the acquisition by UbiquiTel of VIA Wireless through a series of mergers and related transactions. The issuance of such shares was deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) thereof as a transaction not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

UbiquiTel's 2001 Annual Meeting of Shareholders (the "Annual Meeting") was held on August 9, 2001 in Conshohocken, Pennsylvania to vote on the following matters:

     o approval of the issuance of up to 16,400,000 shares of UbiquiTel's common stock in connection with its acquisition of VIA Wireless;

     o the election of three Class I directors, each for a three-year term ending in 2004;

     o the election of one Class II director for a one-year term ending in 2002;

     o the election of one Class II director for a one-year term ending in 2002, whose election was subject to the completion of the VIA Wireless acquisition;

     o approval of an amendment to UbiquiTel's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 240,000,000 shares from 100,000,000 shares; and

     o    approval of UbiquiTel's Amended and Restated 2000 Equity Incentive
          Plan.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to UbiquiTel's solicitation.

The holders of record of an aggregate of 57,613,834 shares of common stock were present either in person or by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

All nominees for director were elected and all proposals submitted for shareholder approval were approved, with voting as detailed below:

1. Approval of the issuance of up to 16,400,000 shares of UbiquiTel's common stock in connection with its acquisition of VIA Wireless:

     Votes For                    Votes Against                Votes Abstained
-------------------            -------------------           -------------------
    53,844,133                        2,390                          2,000

2. The election of James E. Blake, Peter Lucas and Bruce E. Toll as Class I directors, each for a three-year term ending in 2004:

      Director Nominee               Votes For                  Votes Withheld
  -----------------------      -------------------           -------------------
  James E. Blake                    56,713,681                      900,153
  Peter Lucas                       50,504,596                     7,109,138
  Bruce E. Toll                     56,569,531                     1,044,303

3. The election of Eric Weinstein as a Class II director for a one-year term ending in 2002:

      Director Nominee               Votes For                  Votes Withheld
  -----------------------      -------------------           -------------------
  Eric Weinstein                    56,562,031                    1,051,803

4. The election of Matthew J. Boos as a Class II director for a one-year term ending in 2002, whose election was subject to the completion of the VIA Wireless acquisition:

      Director Nominee               Votes For                  Votes Withheld
  -----------------------      -------------------           -------------------
  Matthew J. Boos                   53,584,959                      263,564

5. Approval of an amendment to UbiquiTel's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 240,000,000 shares from 100,000,000 shares:

     Votes For                    Votes Against                Votes Abstained
-------------------            -------------------           -------------------
    55,909,662                      1,689,092                      15,080

6. Approval of UbiquiTel's Amended and Restated 2000 Equity Incentive Plan:

     Votes For                    Votes Against                Votes Abstained
-------------------            -------------------           -------------------
    45,026,599                      8,643,789                     178,135

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) REPORTS ON FORM 8-K

Three reports on Form 8-K were filed during the quarter ended September 30, 2001:

DATE                        ITEM REPORTED ON
----                        ----------------

August 10, 2001   Item 9. Regulation FD Disclosure. UbiquiTel filed a copy
                  of a presentation that it intends to use from time to time in presentations to investors or others.

August 13, 2001   Item 2. Acquisition or Disposition of Assets. UbiquiTel
                  reported the completion of its acquisition of VIA
                  Wireless through a series of mergers and related transactions.

August 31, 2001   Item 5. Other Events. In connection with its acquisition of
                  VIA Wireless, UbiquiTel filed the unaudited consolidated financial statements of VIA Wireless as of and for the three and six months ended June 30, 2001, and the unaudited pro forma condensed consolidated balance sheet as of June 30, 2001 and the related statement of operations for the six months ended June 30, 2001.

        (b) EXHIBITS:

None.

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

                                     CO-REGISTRANTS:

                                     UBIQUITEL INC.
                                     UBIQUITEL OPERATING COMPANY


                                     By:  /s/ DONALD A. HARRIS
                                         ------------------------------------
                                         Donald A. Harris
                                         Chairman of the Board, President
                                         and Chief Executive Officer
                                         (Principal Executive Officer)


                                     By:  /s/ JAMES J. VOLK
                                         ------------------------------------
                                         James J. Volk
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)


November 14, 2001