Form 10-K405
period 2001-12-31
UBIQUITEL INC
filed 2002-03-22
CIK 1108487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Joint Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                      to

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

        Indicate by check mark whether each of the co-registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the applicable co-registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Explanatory Note: UbiquiTel Operating Company, a wholly-owned subsidiary of UbiquiTel Inc., meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

        The aggregate market value of the voting common stock held by non-affiliates of UbiquiTel Inc. as of March 15, 2002 was approximately $158,854,371. Directors and executive officers of UbiquiTel Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

        There were 81,116,465 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at March 15, 2002.

        There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at March 15, 2002, all of which were owned by UbiquiTel Inc.

        Documents Incorporated by Reference:    Portions of UbiquiTel Inc.'s definitive proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III of this Joint Annual Report on Form 10-K.

UbiquiTel Inc. and UbiquiTel Operating Company

Joint Annual Report on Form 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business	4
Item 2.	Properties	46
Item 3.	Legal Proceedings	46
*Item 4.	Submission of Matters to a Vote of Security Holders	46
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	47
*Item 6.	Selected Historical Consolidated Financial Data	48
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	49
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	60
Item 8.	Financial Statements and Supplementary Data	61
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	61
PART III
*Item 10.	Directors and Executive Officers	62
*Item 11.	Executive Compensation	62
*Item 12.	Security Ownership of Certain Beneficial Owners and Management	62
*Item 13.	Certain Relationships and Related Transactions	62
PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	63
Signatures		68
Index to Consolidated Financial Statements		F-1

*
The information contained therein pertains solely to UbiquiTel Inc.

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

PART I

ITEM 1. Business

Special Note Concerning Forward-Looking Statements

        We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains, or incorporates by reference, statements about future events and expectations which are "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." You can expect to identify these statements by forward-looking words such as "may," "might," "could," "would," "anticipate," "believe," "plan," "estimate," "project," "expect," "intend," "seek" and other similar expressions. Any statement contained or incorporated by reference in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

        Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in the "Risk Factors" section in this Item 1, in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report and our future filings with the Securities and Exchange Commission. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Overview

        UbiquiTel, through its management agreement between UbiquiTel Operating Company and Sprint PCS, is the exclusive provider of Sprint PCS digital wireless personal communications services ("PCS") to markets in the western and midwestern United States which include a total population of approximately 11.1 million residents. Sprint PCS has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. Sprint PCS directly operates its PCS network in major metropolitan markets throughout the United States. Sprint PCS also has entered into independent management agreements with various network partners, such as us, under which the network partners have agreed to construct and manage the PCS networks under the Sprint PCS brand name in midsize and smaller markets. UbiquiTel believes that our strategic relationship with Sprint PCS provides us with a significant competitive advantage in the markets in which we compete because of Sprint PCS' strong brand name recognition, quality products and services, established distribution channels, long-standing equipment vendor relationships and all digital nationwide coverage.

        Sprint PCS, a wholly-owned subsidiary of Sprint Corp., a diversified telecommunications service provider, operates the largest 100% digital, 100% PCS wireless network in the United States with licenses to provide service nationwide, using code division multiple access or CDMA technology.

        As of December 31, 2001, UbiquiTel had approximately 179,000 customers and total network coverage of approximately 7.1 million residents. For the year ended December 31, 2001, UbiquiTel generated revenue of approximately $93.6 million.

Our Markets

        The following table lists the location, the basic trading areas, commonly referred to as "BTAs", megahertz of spectrum, estimated total residents, network coverage and percent coverage for each of our markets under our Sprint PCS management agreement. The estimated total residents does not represent expected customers but rather our total potential customers within each market. However, our network build-out plan focuses on providing service to the residents in the most densely populated and strategic areas of our markets which is represented by network coverage.

Location	BTA No.(1)		Megahertz of Spectrum(2)	Estimated Total Residents (000's)(3)	Network Coverage (000's)(4)	Percent Coverage
Reno/Tahoe/Northern California
Chico-Oroville, CA	79		30	225
Eureka, CA	134		30	148
Redding, CA	371		30	284
Reno, NV	372		30	584
Sacramento, CA	389	*	30	313
Yuba City-Marysville, CA	485	*	30	142

Subtotal				1,696	1,260	74%

Spokane/Montana
Billings, MT**	41		30	315
Bozeman, MT**	53		30	81
Butte, MT**	64		30	68
Great Falls, MT**	171		30	167
Helena, MT**	188		30	70
Kalispell, MT**	224		30	76
Lewiston-Moscow, ID	250		30	127
Missoula, MT**	300		30	172
Spokane, WA	425		30	754

Subtotal				1,830	640	35%

Southern Idaho/Utah/Nevada
Boise-Nampa, ID	50		30	562
Idaho Falls, ID	202		30	218
Las Vegas, NV	245	*	30	22
Logan, UT	258		30	104
Pocatello, ID	353		30	106
Provo-Orem, UT	365	*	30	12
St. George, UT	392		30	137
Salt Lake City-Ogden, UT	399	*	30	105
Twin Falls, ID	451		30	164

Subtotal				1,430	1,200	84%

Southern Indiana/Kentucky
Anderson, IN	15	*	30	44
Bloomington-Bedford, IN	47		30	241
Bowling Green-Glasgow, KY	52		30	249
Cincinnati, OH	81	*	10	17
Clarksville, Hopkinsville, TN/KY	83		30	254
Columbus, IN	93		30	157
Evansville, IN	135		30	518
Indianapolis, IN	204	*	30	86
Louisville, KY	263	*	30	252
Madisonville, KY	273		30	47
Owensboro, KY	338		30	165
Paducah-Murray-Mayfield, KY	339		30	234
Richmond, IN	373		30	105
Terre Haute, IN	442	*	30	246
Vincennes-Washington, IN	475		30	96

Subtotal				2,711	1,470	54%

Central Valley of California
Bakersfield, CA	28		20	662
Fresno, CA	157		30	923
Merced, CA	291		30	228
Modesto, CA	303		30	501
Stockton, CA	434		30	604
Visalia-Porterville-Hanford, CA	158		30	497

Subtotal				3,415	2,560	75%

TOTAL				11,082	7,130	64%

*
Denotes partial portion of BTA.

**
Our build-out plan for the State of Montana has a deployment schedule with a coverage launch date of June 1, 2005 and we have not presently started the build-out.

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

(3)
Estimated total residents is based on 1990 Census data for each BTA within a given market extrapolated through the first quarter of 2000 based on estimated population growth rates. Estimated BTA residents may not total due to rounding.

(4)
Network coverage is the estimated residents covered by our network.

        We believe these markets have attractive demographic characteristics for growing our customer base and generating travel revenue from other Sprint PCS markets for the following reasons:

  •
  Contiguous to Major Existing Sprint PCS Markets.  Our markets are contiguous to major Sprint PCS markets with a combined licensed population of over 57 million. Some of the major contiguous markets include San Francisco, Los Angeles and Sacramento, California; Seattle, Washington; Salt Lake City, Utah; Las Vegas, Nevada; Indianapolis, Indiana; Nashville, Tennessee; Louisville, Kentucky; and Cincinnati, Ohio.

  •
  Important Transportation Corridors.  Our markets include the most important and, in some cases, the only transportation corridors that link the population centers within a particular market including major interstates such as I-70, I-80, I-90, I-5, I-15 and I-65.

  •
  Popular Vacation and Tourist Destinations.  Our markets contain popular vacation and tourist destinations, including various national parks and ski resorts such as Yosemite National Park, Yellowstone National Park, Glacier National Park, Lake Tahoe, Squaw Valley, Sun Valley and Jackson Hole resorts.

  •
  Large Student Population Centers.  There are at least 20 colleges and universities located within our markets, including 12 schools with student populations greater than 10,000 each such as Utah State University (Logan), Indiana University (Bloomington) and the University of Nevada.

Experienced Management Team

        UbiquiTel has assembled an experienced management team to execute our business strategy. Our senior management team has an average of over ten years of experience in the wireless communications industry with companies such as Comcast Cellular Communications, PacTel Cellular and Frontier Cellular Communications. Donald A. Harris, our Chairman of the Board, President and Chief Executive Officer, previously was president of Comcast Cellular Communications and managed much of its network build-out in Pennsylvania, New Jersey and Delaware with a covered population of over 8 million residents. For additional information concerning our management team, see "—Executive Officers of the Registrants."

Our History

        In October 1998, UbiquiTel L.L.C., whose sole member was The Walter Group, entered into an agreement with Sprint PCS for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe market. The Walter Group is an international wireless telecommunications consulting and service company based in Seattle, Washington. UbiquiTel L.L.C. had no financial transactions from its inception on August 24, 1998 to its incorporation date of September 29, 1999. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc., which were then subsequently assigned to UbiquiTel Operating Company, which was formed in November 1999. On December 28, 1999, UbiquiTel amended its agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, UbiquiTel Operating Company amended its agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless BTAs including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California (also collectively referred to as the central valley of California market). On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of UbiquiTel.

Business Strategy

        UbiquiTel focuses on midsize and smaller markets while benefiting from the nationally recognized Sprint PCS brand name and the economies of scale of many products and services purchased through Sprint PCS. We believe our markets receive a lower level of attention from the major national wireless providers as they focus on larger markets. With all of our management attention and capital resources devoted towards these second tier markets, we believe we are developing a competitive advantage in terms of a high quality digital wireless network and dominant number of sales distribution outlets, balanced among diverse sales channels including our own retail stores, local third party agents and national third party retailers. We also capitalize upon the extensive benefits of our Sprint PCS management agreement that includes the following benefits:

  •
  We have exclusive rights to the widely recognized Sprint and Sprint PCS brand names to market Sprint PCS products and services in the markets we serve. We receive benefits from Sprint PCS' national advertising campaigns and developed marketing programs under our agreements with Sprint PCS.

  •
  We use all of the national distribution channels used by Sprint PCS, including over 500 retail outlets in our markets including RadioShack and other major national third party retailers such as Circuit City, OfficeMax and Kmart; Sprint PCS' national inbound telemarketing sales force; Sprint PCS' national accounts sales team; and Sprint PCS' electronic commerce sales platform.

  •
  We operate our PCS network seamlessly with the Sprint PCS national network. This provides customers in our markets with immediate nationwide traveling coverage using the Sprint PCS network and other wireless networks with which Sprint PCS has roaming agreements. Sprint PCS, together with its network partners, operates the largest all-digital, all-PCS nationwide wireless network in the United States.

  •
  We purchase Sprint PCS' established support services, including customer activation, billing and customer care, which are charged at Sprint's internal cost thus allowing us to gain economies of scale well beyond our size.

  •
  We purchase our network and subscriber equipment under Sprint PCS' vendor contracts that provide for volume discounts. Sprint PCS' purchasing power also influences new technology development by its vendors and provides Sprint PCS and its network partners like us with preferential access to handsets and other equipment.

Network Operations

        Pursuant to our management agreement with Sprint PCS, UbiquiTel agreed to a minimum build-out plan for our portion of the Sprint PCS network. We have further enhanced our build-out plan to provide better coverage for our Sprint PCS markets. We have focused our network coverage on the largest, most densely populated communities in our markets and interstates and primary roads connecting these communities to each other and to the adjacent major metropolitan markets owned and operated by Sprint PCS. As of December 31, 2001, our network consisted of five switches and switching centers and 766 cell sites in operation. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voice mail and other value-added services. Approximately 87% of our cell sites are co-located. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly. We utilize the Sprint PCS network operations control center for around the clock monitoring as well as our own switching centers' capabilities for our network base stations and switches.

        Our network connects to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Through our Sprint PCS management agreement, we have the benefit of Sprint PCS negotiated interconnection agreements with our local exchange carriers.

        We use Sprint and other third party providers for long distance services and for backhaul services. Under our management agreement, Sprint provides us with preferred rates for long distance services. Backhaul services are the telecommunications services which other carriers provide to carry our traffic from our cell sites to our switching facilities.

Products and Services

        We offer established products and services throughout our markets under the Sprint and Sprint PCS brand names. Our products and services are designed to mirror the service offerings of Sprint PCS and to integrate with the Sprint PCS network. The Sprint PCS product offerings include the following features:

  100% Digital Wireless Network with Nationwide Service

        We are part of the largest 100% digital wireless personal communications services network in the country. We believe the code division multiple access ("CDMA") technology that Sprint PCS has deployed offers significantly improved voice quality, more powerful error correction, less susceptibility to call fading and enhanced interference rejection, all of which result in fewer dropped calls. CDMA provides voice transmissions encoded into a digital format with a significantly lower risk of cloning and eavesdropping than on analog or other digital based systems.

  Sprint PCS Wireless Web

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

  Voice Command

        Sprint PCS' Voice Command feature uses state-of-the-art speech recognition technology to allow users to place calls by speaking a name from an address book or by speaking a number. Voice Command works with each Sprint PCS phone model marketed by Sprint PCS. This feature eliminates the need to have a listing of phone numbers, and provides the safety of making wireless calls with Sprint PCS virtually hands free.

  Advanced Handsets

        We offer two types of handsets, a single band/single mode and a dual-band/dual mode, with various advanced features and technology. Our code division multiple access single-band/single-mode handsets, weighing approximately five to seven ounces, offer up to five days of standby time and approximately four hours of talk time. Our dual-band/dual-mode handsets allow customers to make and receive calls on both PCS and cellular frequency bands with the applicable digital or analog technology. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available. All handsets are co-branded with the vendor and the Sprint and Sprint PCS brand names and are equipped with preprogrammed features such as caller ID, call waiting, phone books, speed dial and last number redial.

  Sprint PCS Travel

        Sprint PCS travel includes both inbound Sprint PCS travel, when a Sprint PCS subscriber based outside of our markets uses our portion of the Sprint PCS network, and outbound Sprint PCS travel, when a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside of our markets. We and Sprint PCS compensate each other with a reciprocal per minute rate for each minute used on the other's network. Pursuant to our management agreement with Sprint PCS, Sprint PCS currently has the discretion to change the per minute rate for Sprint PCS traveling fees.

  Non-Sprint PCS Roaming

        Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network, and outbound non-Sprint PCS roaming, when a Sprint PCS subscriber based in our markets uses a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider's subscriber uses our portion of the Sprint PCS network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our portion of the Sprint PCS network, and as part of our management agreement with Sprint PCS, we are entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint PCS, Sprint PCS bills these wireless service providers for these fees. When another wireless service provider provides service to one of the Sprint PCS subscribers based in our markets, we pay outbound non-Sprint PCS roaming fees. Sprint PCS, pursuant to our current services agreement with Sprint PCS, then bills the Sprint PCS subscriber for use of that provider's network at rates specified in his or her contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. As a result, we retain the collection risk for outbound non-Sprint PCS roaming fees incurred by the subscribers based in our markets.

Marketing Strategy

        Our marketing strategy uses Sprint PCS' proven strategies with local enhancements tailored to our specific markets. We feature exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing efforts. From the customers' point of view, we are Sprint PCS in our markets that we serve. We use the Sprint PCS pricing strategy to offer customers in our markets simple, easy to understand service plans. Sprint PCS' consumer pricing plans are typically structured with competitive monthly recurring charges, large local calling areas, service features such as voicemail, enhanced caller ID, call waiting and three-way calling and competitive per-minute rates. In addition, we offer Sprint PCS' national "Free and Clear" calling plans, which offer simple, affordable plans for every consumer and business customer and include free long distance calling from anywhere on its nationwide network.

        Our local focus enables us to supplement Sprint PCS' marketing strategies with our own strategies tailored to each of our specific markets. This includes using local radio, television and newspaper advertising to sell our products and services in each of our markets. Sprint PCS promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. We benefit from the national advertising at minimal costs to us. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, advertisement production and material costs and incremental printing costs. Sprint PCS also runs numerous promotional campaigns that provide customers with benefits such as additional features at the same rate or free minutes of use for limited time periods. We offer these promotional campaigns to potential customers in our markets.

        Sprint PCS is a sponsor of numerous selective, broad-based national, regional and local events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our markets.

Sales and Distribution

        Our sales and distribution plan utilizes Sprint PCS' proven national channels complemented with local distribution. Key elements of our sales and distribution plan consist of the following:

  Sprint PCS Retail Stores

        We operate company-owned Sprint PCS branded retail stores throughout our markets. As of December 31, 2001, we had 33 retail stores in operation. These stores are generally located in major traffic centers within our markets, providing us with a strong local presence and a high degree of visibility. We train our sales representatives to be informed and persuasive advocates for Sprint PCS' services. Following the Sprint PCS model, these stores are designed to facilitate retail sales, activation, bill collection and customer service. Our retail stores contributed approximately 34% of our 2001 gross subscriber additions.

  Local Agents

        We also have developed distribution relationships with local specialty stores and independent agents. We currently have more than 240 local agents in our markets. These local agents in our markets contributed approximately 20% of our 2001 gross subscriber additions.

  Sprint Store Within a RadioShack Store

        Sprint has an exclusive arrangement with RadioShack to install a "store within a store," making Sprint PCS the exclusive brand of PCS sold through RadioShack stores. We currently have a "store within a store" in more than 200 RadioShack retail stores in our markets. Sprint PCS has an over 10-year alliance with RadioShack, obligating the retailer to offer Sprint PCS service on an exclusive basis alongside one cellular carrier in each market. The Sprint stores within RadioShack stores in our markets contributed approximately 18% of our 2001 gross subscriber additions.

  Other National Third Party Retail Stores

        In addition to RadioShack, we benefit from the distribution agreements established by Sprint PCS with other national retailers which currently include Best Buy, Kmart, Staples, Circuit City, OfficeMax, Office Depot, Ritz Camera, Target, Good Guys, Comp USA, Dillards, Costco, WalMart and Heileg-Meyers. These retailers currently have over 300 retail stores in our markets. Other national third party retail stores contributed approximately 14% of our 2001 gross subscriber additions.

  National Accounts and Direct Selling

        We participate in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of Fortune 1000 companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our markets. Our direct sales force targets the employees of these corporations in our markets and cultivates other local business clients. National accounts and direct selling contributed approximately 8% of our 2001 gross subscriber additions.

  Inbound Telemarketing

        Sprint PCS provides inbound telemarketing sales when customers call from our markets. As the exclusive provider of Sprint PCS products and services in our markets, we use the national Sprint 1-800-480-4PCS number campaigns that generate call-in leads. These leads are then handled by Sprint PCS' inbound telemarketing group. Inbound telemarketing contributed approximately 5% of our 2001 gross subscriber additions.

  Electronic Commerce

        Sprint PCS' Internet site contains information on Sprint PCS products and services. A visitor to Sprint PCS' Internet site can order and pay for a handset and select a rate plan. Customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. Customers in our markets who purchase products and services over the Sprint PCS Internet site become customers of our PCS network. Electronic commerce contributed approximately 1% of our 2001 gross subscriber additions.

Technology

General

        In the commercial mobile wireless communication industry there are two principal services licensed by the Federal Communications Commission for transmitting two-way, real time voice and data signals: "cellular" and wireless "personal communications services." In addition, enhanced specialized mobile radio service allows for interconnected two-way real time voice and data services. The Federal Communications Commission licenses these services on a geographic basis, using distinct radio spectrum bands. Cellular service, which uses a portion of the 800 MHz spectrum, was the original form of widely-used commercial mobile wireless voice communications. Cellular systems were originally analog-based, but over the last several years cellular operators have been providing digital service, usually as a complement to analog service in most of the major metropolitan markets. In 1994, the Federal Communications Commission allocated the 1850-1990 MHz band for wireless high capacity, commonly referred to as broadband personal communications services to be provided utilizing digital technology.

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

  •
  controls the transfer of calls from radio communications site to radio communications site as a subscriber's handset travels;

  •
  coordinates calls to and from handsets;

  •
  allocates calls among the radio communications sites within the system; and

  •
  connects calls to the local wireline telephone system or to a long distance carrier.

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

        Digital wireless signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The Federal Communications Commission has not mandated a universal air interface protocol for wireless personal communications services systems. Digital wireless personal communications systems operate under one of three principal air interface protocols, code division multiple access, commonly referred to as CDMA, time division multiple access, commonly referred to as TDMA, or global system for mobile communications, a form of time division multiple access commonly referred to as GSM. Each of these three digital technologies is incompatible with the other two. Thus, for example, a subscriber of a system that utilizes code division multiple access technology is unable to use his or her code division multiple access handset when traveling in an area not served by code division multiple access-based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to default to an analog cellular system in that area. The same issue exists in the case of users of time division multiple access or global system for mobile communications systems. Many of the digital wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because not all areas of the country are served by each of the three digital modes, these handsets could remain necessary for some segments of the subscriber base.

Code Division Multiple Access Technology

        Sprint PCS' national network and its network partners' networks all use digital code division multiple access technology. We believe that code division multiple access provides important system performance benefits such as:

  Greater Capacity

        We believe, based on studies by code division multiple access manufacturers, that code division multiple access systems can provide system capacity that is approximately six times greater than that of current analog technology and approximately two times greater than time division multiple access and global system for mobile communications systems. Additionally, we believe that code division multiple access technology will not require network overlay to transmit data.

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

  Third Generation CDMA

        Sprint PCS and its network partners, including UbiquiTel, are currently deploying third generation CDMA technology into their networks. The current plan is to commercially launch the 3G network using CDMA2000 "one times radio transmission technology," or "1XRTT," in the second half of 2002. This third generation technology promises increased voice capacity, increased battery life and "always-on" internet connectivity with higher transmission speeds. To take advantage of these enhanced 3G features, subscribers will need to purchase a 3G-capable handset.

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

Competition

        We compete throughout our markets with both cellular and PCS providers. Although we face Verizon, AT&T, Cingular, VoiceStream and Nextel, the other five national wireless operators, in the majority of our markets, Verizon and AT&T are in all of our markets and provide the most competition for market share because in most cases they are the incumbent providers.

        Competition also spans operators using different competing digital technologies. Similar to UbiquiTel, Verizon, Qwest and Cricket use CDMA. AT&T uses TDMA. VoiceStream uses GSM exclusively while Cingular uses a combination of TDMA and GSM. Nextel uses its proprietary integrated Digital Enhanced Network (iDEN) technology.

        With 50% of our cell sites upgraded to 3G CDMA, or 1XRTT, technology as of December 31, 2001 and our remaining sites scheduled to be upgraded by June 30, 2002, we expect to have a significant time to market advantage over competitors for 3G services.

        We also face competition from resellers in certain markets, which provide wireless services to customers but do not hold Federal Communications Commission licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public. The Federal Communications Commission currently requires all cellular and wireless personal communications services licensees to permit resale of carrier services to a reseller.

        In addition, we compete with existing communications technologies such as paging, enhanced specialized mobile radio service dispatch and conventional telephone companies in our markets. Potential users of wireless personal communications services systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

        In the future, we expect to face increased competition from entities providing similar services using the same, similar or other communications technologies, including satellite-based telecommunications and wireless cable systems and other traditional telephone networks. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

        Many of our competitors have significantly greater financial and technical resources and subscriber bases than we do. Some of our competitors also have well established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. PCS operators compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS. Recently, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to a smaller number of larger competitors over time. These larger competitors may have substantial resources or may be able to offer a variety of services to a large customer base.

        Over the past several years, the Federal Communications Commission has auctioned and will continue to auction spectrum that could be used to compete with Sprint PCS services. In 2000, the Federal Communications Commission reclaimed certain 700 MHz band spectrum in the upper end of the 700 MHz band (747 MHz to 762 MHz and 777 MHz to 792 MHz) previously allocated for UHF television broadcast use. Additional spectrum in the lower portion of the 700 MHz band (698 MHz to 746 MHz) was reallocated in December 2001. The FCC is required to conduct an auction for that reclaimed spectrum in the 700 MHz band by September 30, 2002. An auction for the reallocated spectrum in the upper end of the 700 MHz band has been scheduled for June 19, 2002. The auction date for the reallocated spectrum in the lower end of the 700 MHz band has not yet been scheduled.

That spectrum will continue to be used as well by television broadcast stations until 2006 during the transition of those television stations to digital television operation. Although additional spectrum is likely to be available for commercial mobile radio services, the FCC's decision to eliminate the spectrum cap beginning in January 2003 may lead to further consolidation of the commercial mobile radio service industry. Based upon increased competition, we anticipate that market prices for two-way wireless services may decline in the future.

        We compete to attract and retain customers principally on the basis of:

  •
  the strength of the Sprint and Sprint PCS brand names, services and features;

  •
  the national presence of Sprint PCS;

  •
  the demographics of our markets;

  •
  our network coverage and reliability;

  •
  our sales distribution;

  •
  customer care and billing; and

  •
  pricing.

        Our ability to compete successfully also depends, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

  •
  new services and technologies that may be introduced;

  •
  changes in consumer preferences;

  •
  demographic trends;

  •
  economic conditions; and

  •
  discount pricing strategies by competitors.

Intellectual Property

        Other than UbiquiTel's and VIA Wireless' corporate names, we do not own any intellectual property that is material to our business. "Sprint," the Sprint diamond design logo, "Sprint PCS," "Sprint Personal Communication Services," "The Clear Alternative to Cellular" and "Experience the Clear Alternative to Cellular Today" are service marks registered with the United States Patent and Trademark Office and owned by Sprint, Sprint PCS or their affiliates. Pursuant to our Sprint PCS management agreement, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and certain other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our Sprint PCS markets.

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

Sprint PCS Agreements

        The following is a summary of the material terms and provisions of our Sprint PCS agreements and the consent and agreement modifying the Sprint PCS management agreement. We have filed the

Sprint PCS agreements and the consent and agreement as exhibits to certain of our securities filings with the Securities and Exchange Commission and urge you to review them carefully.

  Overview of Sprint PCS Relationship and Agreements

        Under long-term agreements with Sprint PCS, we have the right to exclusively market PCS products and services under the Sprint and Sprint PCS brand names in our markets. Sprint PCS owns the spectrum licenses and we are granted use of these licenses through our agreements with Sprint PCS. The agreements with Sprint PCS require us to interface with the Sprint PCS national wireless network by building our PCS network to operate on the PCS frequencies licensed to Sprint PCS. The Sprint PCS agreements also give us access to Sprint PCS' equipment discounts, roaming revenue from Sprint PCS customers traveling into our markets, and various other support services. Our relationship and agreements with Sprint PCS provide strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of establishing billing and other customer services infrastructure. The Sprint PCS agreements have an initial term of 20 years ending in 2018 and will automatically renew for three additional successive 10-year terms for a total term of 50 years, unless we or Sprint PCS provide the other with two years' prior written notice to terminate the agreements or unless we are in material default of our obligations under the agreements.

        We have four major agreements with Sprint PCS:

  •
  the management agreement;

  •
  the services agreement;

  •
  the trademark and service mark license agreement with Sprint; and

  •
  the trademark and service mark license agreement with Sprint PCS.

        In addition, Sprint PCS has entered into a consent and agreement that modifies our management agreement for the benefit of Paribas, on behalf of the lenders under UbiquiTel Operating Company's senior credit facility.

  The Management Agreement

        Under our management agreement with Sprint PCS, we have agreed to:

  •
  construct and manage a network in our markets in compliance with Sprint PCS' PCS licenses and the terms of the management agreement;

  •
  share with Sprint the costs associated with its relocation of interfering microwave sources in our markets;

  •
  distribute during the term of the management agreement Sprint PCS products and services;

  •
  use Sprint PCS' and our own distribution channels in our markets;

  •
  conduct advertising and promotion activities in our markets; and

  •
  manage that portion of Sprint PCS' customer base assigned to our markets.

        Sprint PCS will supervise our PCS network operations and has the right to unconditional access to our PCS network.

        Exclusivity.    We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our markets. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in our markets while our management agreement is in place and no event has occurred that would permit the agreement to be terminated. Sprint PCS is permitted under our agreement to make national sales to companies in our markets and, as required by the Federal Communications Commission, to permit resale of the Sprint PCS products and services in our markets. If Sprint PCS decides to expand the geographic size of our build-out, Sprint PCS must provide us with written notice of the proposed expansion. We have 90 days to determine whether we will build out the proposed area. If we do not exercise this right, Sprint PCS can build out the markets or permit another third party to do so.

        Network build-out.    The management agreement specifies the terms of the requirements for our network build-out plan. We agreed on a minimum build-out plan which includes specific coverage and deployment schedules for the network within our service area. We believe we have satisfied in all material respects our build-out requirements with deployment schedules through 2001. The management agreement also includes minimum build-out plan requirements with a deployment schedule after 2001 for select cities in the Spokane/Montana market which have a launch date of June 1, 2005. We have agreed to operate our PCS network, if technically feasible and commercially reasonable, to provide for a seamless handoff of a call initiated in our markets to a neighboring Sprint PCS network.

        Products and services.    The management agreement identifies the products and services that we can offer in our markets. These products and services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement, or as modified by Sprint PCS. We are allowed to sell wireless products and services that are not Sprint PCS' products and services if those additional products and services do not cause distribution channel conflicts or, in Sprint PCS' sole determination, consumer confusion with Sprint PCS products and services. We may cross-sell services such as long distance service, Internet access, handsets, and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer traditional telephone services based on wireless technology specifically designed for the competitive local telephone market in areas where Sprint owns the local telephone company unless we name the Sprint-owned local telephone company as the exclusive distributor or Sprint PCS approves the terms and conditions.

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

        Service pricing, roaming, travel and fees.    We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings, including Sprint PCS' "Free and Clear" plans. We are permitted to establish our own local price plans for Sprint PCS products and services offered only in our markets, subject to Sprint PCS' approval. We are entitled to receive a weekly fee from Sprint PCS equal to 92% of "collected revenues" for all obligations under the management agreement, adjusted by the cost of customer services provided by Sprint PCS. "Collected revenues" include revenue from Sprint PCS subscribers based in our markets and inbound non-Sprint PCS roaming. Sprint PCS receives 8% of the collected revenues. Outbound non-Sprint PCS roaming revenue, inbound and outbound Sprint PCS travel fees, proceeds from the sales of handsets and accessories, proceeds from sales not in the ordinary course of business, and amounts collected with respect to taxes are not considered collected revenues. Except in the case of taxes, we retain 100% of these revenues. Many Sprint PCS subscribers purchase bundled pricing plans that allow roaming anywhere on Sprint PCS' and its network partners' networks without incremental Sprint PCS roaming charges. However, we earn Sprint PCS travel revenue for every minute that a Sprint PCS subscriber from outside our markets enters our markets and uses our services. We earn revenue from Sprint PCS based on a per minute rate currently established by Sprint PCS when Sprint PCS' or its network partners' subscribers travel on our portion of the Sprint PCS network. Similarly, we pay the same rate for every minute Sprint PCS subscribers who are based in our markets use the Sprint PCS network outside our markets. The analog roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements.

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

        Program requirements.    Under our agreement with Sprint PCS, we must comply with Sprint PCS' program requirements for technical standards, travel, roaming and interservice area calls, customer service standards, national and regional distribution and national accounts programs. Some of these technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. We are required to build a network that meets minimum transport requirements established by Sprint PCS for links between our cell sites and switches. These requirements are measured in milliseconds. We also are required to have minimal loss and echo return loss on our telephone lines. We must meet substantially high network up-time percentage in excess of 95%. Also, we must meet a less than 5% dropped call rate and ratio of blocked call attempts to total call attempts as well as a less than 12% ratio of call origination to termination failures. Sprint PCS can adjust the program requirements at any time so long as it gives us at least 30 days' prior notice. We have the right to appeal to Sprint PCS' management adjustments which could cause an unreasonable increase in cost to us if the adjustment:

  •
  causes us to incur a cost exceeding 5% of the sum of our equity plus our outstanding long term debt, or

  •
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

        Rights of First Refusal.    Sprint PCS has rights of first refusal to buy our assets, without further approval of our shareholders, upon a proposed sale of all or substantially all of our assets that are used in connection with the operation or management of the Sprint PCS network in our markets.

        Termination of management agreement.    The management agreement can be terminated as a result of:

  •
  termination of Sprint PCS' PCS licenses;

  •
  an uncured breach under the management agreement;

  •
  bankruptcy of a party to the management agreement;

  •
  the management agreement not complying with any applicable law in any material respect;

  •
  the termination of either of the trademark and service mark license agreements; or

  •
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

  •
  require Sprint PCS to purchase all of our operating assets used in connection with our PCS network for an amount equal to 80% of our "Entire Business Value" (as defined in the management agreement);

  •
  if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of: the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or 9% of our Entire Business Value; or

  •
  sue Sprint PCS for damages or submit the matter to arbitration and thereby not terminate the management agreement.

        If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by us, generally Sprint PCS may:

  •
  require us, without further approval of our shareholders, to sell our operating assets to Sprint PCS for an amount equal to 72% of our Entire Business Value;

  •
  require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of: the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint; or 10% of our Entire Business Value;

  •
  take any action as Sprint PCS deems necessary to cure our breach of the management agreement, including assuming responsibility for, and operating, our PCS network; or

  •
  sue us for damages or submit the matter to arbitration and thereby not terminate the management agreement.

        Rights on Non-Renewal.    If Sprint PCS gives us timely notice that it does not intend to renew the management agreement, we may:

  •
  require Sprint PCS to purchase all of our operating assets used in connection with our PCS network for an amount equal to 80% of our Entire Business Value; or

  •
  if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to us, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of: the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or 10% of our Entire Business Value.

        If we give Sprint PCS timely notice of non-renewal, or we both give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may:

  •
  purchase all of our operating assets, without further approval of our shareholders, for an amount equal to 80% of our Entire Business Value; or

  •
  require us to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of: the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS; or 10% of our Entire Business Value.

        If the Entire Business Value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser, each of whom must be an expert in valuing wireless telecommunications companies. The three appraisers will determine the Entire Business Value on a going concern basis using the following guidelines:

  •
  the Entire Business Value will be based on the price a willing buyer would pay a willing seller for the entire ongoing business;

  •
  the appraisers will use then current customary means of valuing a wireless telecommunications business;

  •
  the appraisers will value the business as it is conducted under the Sprint and Sprint PCS brands and the Sprint PCS agreements;

  •
  where Sprint PCS may, or is required to, purchase our operating assets the appraisers will value the business as if we own the spectrum and frequencies that we actually use. Where we may, or are required to, purchase a portion of Sprint PCS' licensed spectrum, the business will be valued as if we already own that portion of the spectrum and frequencies that we are going to purchase; and

  •
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

        Indemnification.    We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, managers, officers, employees, agents and representatives against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under the agreement, except we will not indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, managers, officers, employees, agents and representatives against all claims against any of the foregoing arising from Sprint PCS' violation of any law and from Sprint PCS' breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint PCS and us, except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

  The Services Agreement

        The services agreement outlines various support services provided by Sprint PCS and available to us at established rates. Sprint PCS can change any or all of the service rates one time in each 12 month period. Some of the available services include: billing, customer care, activation, credit checks, handset logistics, home locator record, voice mail, prepaid services, directory assistance, operator services, roaming fees, roaming clearinghouse fees, interconnect fees and inter-service area fees. Sprint PCS offers three packages of available services. Each package identifies which services must be purchased from Sprint PCS and which may be purchased from a vendor or provided in-house. Sprint may require us to purchase certain services where necessary to comply with legal or regulatory requirements (for example, where provision of 911 emergency service is mandatory). We have chosen to buy services such as billing, customer care and activation from Sprint PCS. Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services provided under the services agreement in connection with any other business or outside our markets. We may discontinue use of any service upon three months' prior written notice. We will have access to these services during the term of our Sprint PCS management agreement unless Sprint PCS provides us at least nine months' advance notice of its intention to terminate any particular service.

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

  The Consent and Agreement

        Overview.    Sprint PCS has entered into a consent and agreement that modifies our management agreement for the benefit of Paribas, on behalf of the lenders under UbiquiTel Operating Company's senior credit facility. The consent generally provides, among other things, the following.

        Consent to security interest and pledge of stock.    Sprint PCS has consented to the grant of the following:

  •
  a first priority security interest in all our assets including the Sprint PCS agreements;

  •
  a lien upon all of our assets and property including our rights under the Sprint PCS agreements; and

  •
  a first priority security interest in our capital stock.

        Sprint PCS has agreed to acknowledge the grant of these security interests and to waive its right or the right of any of its affiliates to challenge or contest the validity of the interests.

        Agreement not to terminate Sprint PCS agreements until debt obligations are repaid.    Sprint PCS has agreed not to exercise its rights or remedies under the Sprint PCS agreements, except its right to cure some defaults, and including its right to terminate the agreements and withhold payments (other than rights of setoff) until our obligations under the credit agreement are satisfied in full.

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

        Rights Upon Default.    Besides modifying the rights and remedies available to Sprint PCS upon an event of termination under our management agreement, the consent grants Paribas certain rights in the event that we default on our obligations under the credit facility. Paribas' rights and remedies vary based on whether:

  •
  we have defaulted on our obligations under the credit facility but no event of termination has occurred under the management agreement; or

  •
  we have breached the management agreement with Sprint PCS.

        The consent generally permits, without approval of our shareholders, the appointment of a person to run our business under the Sprint PCS agreements on an interim basis and establishes a process for the sale of the business. The person designated to operate our business on an interim basis is permitted to collect a reasonable management fee. If Sprint PCS or a related party is the interim operator, the amount of the fee shall not exceed the amount of direct expenses of its employees to operate the business plus out-of-pocket expenses. Sprint PCS shall collect its fee by setoff against the amounts owed to us under the Sprint PCS agreements.

        Credit agreement default without a management agreement breach.    If we default on our obligations to Paribas under the credit facility, and there is no default under our management agreement with Sprint PCS, then Paribas may take any of the following actions:

  •
  allow us to continue to operate the business under the Sprint PCS agreements;

  •
  appoint Sprint PCS to operate the business on an interim basis; or

  •
  appoint a person other than Sprint PCS to operate the business on an interim basis.

        Appointment by Paribas of Sprint PCS or a third party designee to operate business. If Paribas appoints Sprint PCS to operate the business, Sprint PCS must accept the appointment within 14 days or designate another person to operate the business. Sprint PCS' designee may be a network partner of Sprint PCS (other than us) or another person acceptable to Paribas. Sprint PCS or its designee must agree to operate the business for up to six months. At the end of the six months, the period may be extended by Paribas for an additional six months (or an additional 12 months if the aggregate population served by all of Sprint PCS' network partners is less than 40 million). During the initial six-month period, Sprint PCS may not receive reimbursement for amounts expended to cure a breach until our obligations to Paribas under the credit facility have been satisfied in full. If the term is extended beyond the initial six-month period, we will be required to reimburse Sprint PCS or its designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our shareholders' equity value plus the outstanding amount of our long term debt. Sprint PCS or its designated person is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, Paribas has the right to appoint a successor to the interim manager subject to the requirements set forth below.

        Appointment of third party by Paribas to operate business.    If Paribas appoints a person other than Sprint PCS to operate the business on an interim basis the third party must:

  •
  agree to serve for six months unless terminated by Sprint PCS or Paribas;

  •
  meet the requirements for a successor manager specified in the consent, and not be challenged by Sprint PCS for failing to meet these requirements within 20 days after Paribas provides Sprint PCS with information on the third party; and

  •
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

  •
  allow us to continue to operate the business under the Sprint PCS agreements (if Paribas consents);

  •
  operate our PCS business as an interim manager for up to six months; or

  •
  appoint a Sprint PCS network partner or another person that is acceptable to Paribas to operate our PCS business on an interim basis.

        If Sprint PCS elects not to operate the business or designate a third party to operate the business on an interim basis, Paribas may do so.

        Election of Sprint PCS to serve or designate a third party to operate business.    If Sprint PCS elects to operate the business on an interim basis or designate a third party to operate the business on an interim basis, Sprint PCS or the third party may operate the business for up to six months at the discretion of Sprint PCS. At the end of the six months, the period may be extended for an additional six months (or an additional 12 months if the aggregate population served by us and all other network partners of Sprint PCS is less than 40 million). During the initial six-month period, Sprint PCS may not receive reimbursement for amounts expended to cure a breach until our obligations to Paribas under the credit facility have been satisfied in full. If the term is extended beyond the initial six-month period, we will be required to reimburse Sprint PCS or its third party designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our shareholders' equity value plus the outstanding amount of our long term debt. Sprint PCS or its third party designee is not required to incur expenses beyond this 5% limit. At the end of the initial six-month period, Sprint PCS, subject to the approval of Paribas, has the right to appoint a successor to the interim manager.

        Appointment of third party by Paribas to operate business.    If Sprint PCS gives Paribas notice of a breach of the management agreement, our obligations under the credit agreement are accelerated and if Sprint PCS does not agree to operate the business or is unable to find a designee, then Paribas may designate a third party to operate the business. Paribas has this same right if Sprint PCS or its designee is not replaced within 30 days of the end of its term as interim manager. The third party selected by Paribas must:

  •
  agree to serve for six months unless terminated by Sprint PCS or Paribas;

  •
  meet the requirements for a successor manager specified in the consent and not be challenged by Sprint PCS for failing to meet the requirements within 20 days after Paribas provides Sprint PCS with information on the third party; and

  •
  agree to comply with the terms of the Sprint PCS agreements.

        The third party may continue to operate the business after the six-month period at Paribas' discretion, so long as the third party continues to satisfy the requirements to be a successor manager and does not breach the terms of the Sprint PCS agreements.

        Purchase and Sale of Operating Assets.    The consent establishes a process for the sale of our operating assets, without approval of our shareholders, in the event that we default on our obligations to Paribas under the credit facility and Paribas accelerates the maturity of those obligations.

        Sprint PCS' right to purchase on acceleration of debt.    Upon notice of an acceleration, Sprint PCS has the right, without approval of our shareholders, to purchase our operating assets or capital stock under the following terms:

  •
  The purchase price will be the greater of: 72% of our Entire Business Value; or the aggregate amount of our obligations under the credit agreement.

  •
  Sprint PCS must notify Paribas of its intention to exercise the purchase right within 60 days of receipt of the notice of acceleration.

  •
  Once Sprint PCS has given notice of its intention to exercise the purchase right, Paribas is prohibited from enforcing its security interests until the earlier of 120 days after the acceleration or until Sprint PCS rescinds its intention to purchase.

  •
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

  •
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

  •
  to sell the assets or stock to an entity that meets the requirements of a qualified successor under the Sprint PCS agreements; or

  •
  to sell the assets or stock to any third party, subject to specified conditions.

        Sale of Assets or Capital Stock to Qualified Successor.    Paribas may sell the operating assets or capital stock and assign the agreements to entities that meet the following requirements to succeed us:

  •
  the person has not materially breached a material agreement with Sprint PCS or its related parties that has resulted in the exercise of a termination right or in the initiation of judicial or arbitration proceedings during the past three years;

  •
  the person is not named by Sprint PCS as a prohibited successor and listed on Schedule 13 to the consent;

  •
  the person has reasonably demonstrated its credit worthiness and can demonstrate the ability to service the indebtedness and meet the requirements of the build-out plan; and

  •
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

        Sale of Assets or Capital Stock to Non-Successor.    Paribas may sell, without shareholder approval, our assets or stock to a party that does not meet the requirements to succeed us. If such a sale is made:

  •
  Sprint PCS may terminate the Sprint PCS agreements;

  •
  the buyer may purchase from Sprint PCS 5, 7.5 or 10 MHz of the PCS spectrum licensed to Sprint PCS in our licensed areas under specified terms;

  •
  if the buyer controls, is controlled by or is under common control with an entity that owns a license to provide wireless service to at least 50% of the population in a basic trading area where the buyer proposes to purchase the spectrum from Sprint PCS, the buyer may only buy 5 MHz of spectrum;

  •
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

  •
  the buyer will receive from Sprint PCS the customers with the mobile identification number assigned to the market area covered by the purchased spectrum except for customers of national accounts and resellers;

  •
  with limited exceptions, Sprint PCS will not solicit for six months the customers transferred to the buyer with the mobile identification number assigned to the market area;

  •
  the buyer and Sprint PCS will enter into a mutual roaming agreement with prices equal to the lesser of the most favored pricing provided by buyer to third parties roaming in the geographic area and the national average paid by Sprint PCS to third parties; and

  •
  Sprint PCS will have the right to resell the buyer's wireless services at most favored nation pricing.

        Deferral of Collected Revenues.    For a period of up to two years after an acceleration by Paribas of UbiquiTel Operating Company's obligations under the credit facility, Sprint PCS may only retain one-half of the amount of collected revenues from our operation of the Sprint PCS network in our markets that it would otherwise be entitled to under the management agreement. The balance must be forwarded to us, or to Paribas if Paribas has elected to redirect payments as provided in the consent. If Sprint PCS is not serving as the interim manager at the end of the first year following the acceleration, then Sprint PCS will retain all of the collected revenues to which it is entitled under the management agreement (the remainder to be paid to Sprint PCS under an unsecured deferred note).

        Right to Purchase Debt Obligations.    Following the acceleration of UbiquiTel Operating Company's obligations under the credit facility, and until the 60-day anniversary of the filing of a bankruptcy petition, Sprint PCS has the right to purchase the obligations to Paribas under the credit facility.

Environmental Compliance

        UbiquiTel anticipates that our environmental compliance expenditures will primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures are expected to arise in connection with standards compliance or permits which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures have not been and are not expected to be material to our operations in the future.

Regulation of the Wireless Telecommunications Industry

        The Federal Communications Commission, commonly referred to as the FCC, regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications systems in the United States. The FCC has promulgated a series of rules, regulations and policies to, among other things:

  •
  grant or deny licenses for PCS frequencies;

  •
  grant or deny PCS license renewals;

  •
  rule on assignments and/or transfers of control of PCS licenses;

  •
  govern the interconnection of PCS networks with other wireless and wireline carriers;

  •
  establish access and universal service funding provisions;

  •
  allocate spectrum for PCS and other wireless services and establish procedures, including auction procedures, for awarding licenses to utilize spectrum for provision of wireless services;

  •
  impose fines and forfeitures for violations of any of the FCC's rules; and

  •
  regulate the technical standards of PCS networks.

        In November 2001, the FCC adopted rules increasing from 45 MHz to 55 MHz the amount of spectrum in any one market in which a single entity may have an attributable interest in broadband PCS, cellular or SMR licenses. This increase in the FCC's "spectrum cap" became effective in February 2002. In addition, the FCC announced that the spectrum cap will be eliminated as of January 1, 2003.

  Transfers and Assignments of PCS Licenses

        The FCC must give prior approval to the assignment of, or transfers involving, substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. Additionally, the FCC requires only post-consummation notification of certain pro forma assignments or transfers of control.

  Conditions of PCS Licenses

        All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within 5 years and to two-thirds of the population within 10 years, and all 10 MHz broadband PCS licensees (and 15 MHz licensees resulting from disaggregation of MHz spectrum blocks) must construct facilities that offer coverage to at least one-quarter of the population within 5 years or make a showing of "substantial service" within that 5 year period. Rule violations could result in the forfeiture of the affected license and an inability to regain the license. The FCC also requires licensees to maintain control over their licenses. The Sprint PCS agreements reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our agreements with Sprint PCS need to be modified to increase the level of licensee control, the Sprint PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. If the agreements cannot be modified, they may be terminated. As a result, it would be extremely difficult for us to conduct our business. In addition to revoking licenses, the FCC could impose monetary penalties on us.

  PCS License Renewal

        PCS licenses can be renewed for additional 10 year terms. PCS license renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearings a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has provided "substantial service" during its license term and substantially complied with all applicable laws and FCC rules and policies. The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it likely that Sprint PCS will retain its PCS licenses managed by us in the foreseeable future.

  Interconnection

        The FCC has the authority to order interconnection between commercial mobile radio service providers and any other telecommunications carrier. The FCC has ordered all local exchange carriers to establish reciprocal compensation with commercial mobile radio service providers, which provide telecommunications services through wireless technology for transport and termination of telecommunications. The FCC rules define reciprocal compensation as compensation from one carrier to another for the transport and termination on each carrier's network facilities of local telecommunications traffic originating on the network facilities of the other carrier. As a commercial mobile radio service provider, we are required to pay reciprocal compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our portion of Sprint PCS' network. Similarly, we are entitled to receive reciprocal compensation when we transport and terminate a local call that originated on a wireline local exchange carrier's network. In conjunction with

Sprint PCS, we negotiate interconnection agreements for the Sprint PCS network in our market area with major incumbent local exchange carriers and smaller independent local telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the Sprint PCS systems with other telecommunications networks. They will also determine the nature and amount of revenues we and Sprint PCS can receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers.

  Other FCC Requirements

        In June 1996, the FCC adopted rules that prohibit broadband PCS providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations will automatically expire on November 24, 2002, although wireless carriers will still face a statutory obligation to provide their interstate services on a non-discriminatory basis. The FCC also is considering in a rulemaking proceeding whether to allow a secondary market to develop for spectrum. Although the comment period in this proceeding ended in March 2001, to date the FCC has not taken any action.

        FCC rules require local telephone companies and most commercial mobile radio service carriers to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. The FCC requires most commercial mobile radio service providers to be able to implement wireless service provider number portability capability where requested in the 100 largest metropolitan areas in the United States by November 24, 2002. The FCC currently requires most commercial mobile radio service providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability fund. Implementation of wireless service provider number portability will require wireless PCS providers like us and Sprint PCS to purchase more expensive switches and switch upgrades. However, it will also enable existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which could make it easier for PCS providers to market their services to existing cellular users.

        The FCC has adopted rules permitting broadband PCS and other commercial mobile radio service providers to provide traditional telephone services based on wireless technology and other fixed services that would directly compete with the wireline services of local telephone companies. The FCC currently is undertaking a rulemaking proceeding in which it is considering actions to help ensure that competitive telecommunications providers have reasonable and non-discriminatory access to rights-of-way, buildings, rooftops and facilities in multiple tenant environments. In October 2000, the FCC adopted a rule which prohibits telecommunications carriers from entering into contracts to serve multitenant commercial buildings that restrict the property owner's ability to permit building access to other telecommunications companies. The FCC is considering whether to adopt additional building access requirements. In November 2001, the FCC invited interested persons to submit by February 1, 2002 updated data on the state of the market for advanced telecommunications services in multitenant environments. To date, the FCC has not adopted additional rules or policies governing access by telecommunications carriers to multitenant buildings.

        The FCC has released a series of orders requiring broadband PCS and other commercial mobile radio service providers to implement enhanced emergency 911 capabilities. Phase II of the FCC's E-911 rules requires wireless carriers, including Sprint PCS, to provide Automatic Location Identification subject to certain conditions and schedules and to complete that transition by December 31, 2005. In October 2001, the FCC approved changes to the E-911 compliance plans of several wireless carriers, including Sprint PCS. Under the modified plan approved for Sprint PCS, it must have begun selling specially-equipped telephone handsets by October 1, 2001, with a rollout of such handsets continuing until December 31, 2002, when all new handsets must be specially-equipped. In addition, the FCC has accepted Sprint PCS' revised implementation schedule for enhanced 911 service. Under the plan, Sprint PCS must complete its network upgrade to support enhanced 911 service by December 31, 2002, and it must begin providing a specified level of enhanced 911 service by June 30, 2002. In addition, beginning in February 2002, Sprint PCS must file with the FCC quarterly reports on its progress in implementation of its E-911 compliance schedule. As the required equipment becomes more functional and less expensive, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities. Congress enacted legislation that extends to wireless carriers the same level of immunity from lawsuits that is enjoyed by traditional telephone companies regarding their transmission of emergency calls. Wireless carriers also face certain statutory and regulatory requirements regarding accessibility of wireless services to persons with disabilities.

  Communications Assistance for Law Enforcement Act and USA Patriot Act

        The Communications Assistance for Law Enforcement Act, or CALEA, enacted in 1994, requires PCS and other telecommunications carriers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. PCS providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025A, by June 30, 2000, and with recently adopted additions by September 30, 2001. PCS providers also were required to comply with certain CALEA capability requirements by November 19, 2001. Various other capability requirements established by the Department of Justice and Federal Bureau of Investigation have been temporarily suspended pending further review by the FCC. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, known as the USA Patriot Act. The USA Patriot Act significantly amends existing laws related to electronic surveillance and expands the power of federal law enforcement agencies investigating cases involving international terrorism and foreign intelligence. The USA Patriot Act does not impose any additional technical obligations or requirements on providers of wire or electronic communications services. CALEA and the USA Patriot Act may cause Sprint PCS and its network partners to face additional costs and responsibilities for network upgrades related to compliance with law enforcement agencies' expanded surveillance powers. Most PCS providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with CALEA capability and capacity requirements. However, it is possible that some of these costs may be reduced or delayed if current law enforcement or legislative initiatives are adopted and implemented. In addition, under the USA Patriot Act, a provider of wire or electronic communications services that furnishes facilities or technical assistance shall be reasonably compensated for reasonable expenditures incurred in providing facilities or assistance related to a law enforcement agency's use of a pen register or trap and trace device.

  Other Federal Regulations

        Wireless systems must comply with certain FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, certain FCC environmental regulations may cause certain radio communications site locations to become subject to regulation under the National Environmental Policy Act. The FCC is required to implement the act by requiring carriers to meet certain land use and radio frequency standards. On January 10, 2002, the FCC issued a Fact Sheet regarding the March 2001 Nationwide Programmatic Agreement for the Collocation of Wireless Antennas. That agreement streamlines the procedures for review of collocations of antennas under the National Historic Preservation Act.

  Review of Universal Service Requirements

        The FCC is required to establish a "universal service" program to ensure that affordable, quality telecommunications services are available to all Americans, and to support the availability of advanced telecommunications services to schools, libraries, and rural health care centers. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the Sprint PCS "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." That percentage is adjusted periodically by the FCC. Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. The FCC currently is considering changes to the manner in which universal service contribution assessments on telecommunications service providers are calculated. Depending on what changes, if any, are made to the universal service assessment methodology, the contribution levels of Sprint PCS could be increased or decreased from those levels currently assessed. It is also uncertain whether market forces will enable Sprint PCS to recover some portion or all of its universal service contribution assessments from its customers.

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

  •
  market conditions fail to protect subscribers from unjust and unreasonable rates or rates that are unjustly or unreasonably discriminatory; or

  •
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

Employees

        As of December 31, 2001, UbiquiTel employed 403 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Executive Officers of the Registrants

        The name, age as of March 4, 2002, and position of each of our executive officers are as follows:

        Donald A. Harris, 49, has served as our President and Chief Executive Officer and as a director since our inception and was appointed Chairman of the Board in May 2000. Mr. Harris has more than 17 years of experience in the telecommunications industry, and is the former president of Comcast Cellular Communications, Inc., and a former senior vice president of Comcast Corporation. He also participated in Comcast's efforts on the board of Nextel. Mr. Harris managed the build-out of and had operating responsibility for Comcast's cellular operations in Pennsylvania, New Jersey and Delaware with over 8 million residents. Mr. Harris was also responsible for Comcast's PCS experimental trials. Prior to joining Comcast in February 1992, Mr. Harris was Vice President/General Manager of PacTel Cellular's Los Angeles office, the then largest traditional cellular operation in the United States. He also held several senior management positions with PacTel, including Vice President of Corporate Development, and President and Chief Executive Officer of the San Francisco Cellular Partnership. Mr. Harris began his career in the cellular communications industry as a consultant with McKinsey & Company. Mr. Harris is a graduate of the United States Military Academy at West Point and holds a Master of Business Administration degree from Columbia University.

        Dean E. Russell, 49, has been our Chief Operating Officer since November 1999. He is responsible for overseeing all of the functional areas of our operations including sales and marketing, network and field operations, and human resources. Prior to joining us, Mr. Russell was part of the executive management team of Education Management Corporation from October 1997 to November 1999. He held various positions with Education Management Corporation including Director of Operations for the Art Institute of Fort Lauderdale and President of the Art Institute International at San Francisco. Previously, Mr. Russell was the General Sales Manager for Comcast Cellular Communications, Inc. in Atlantic City and Cape May County in New Jersey from October 1995 to October 1997. Prior to joining Comcast Cellular Communications, Inc., Mr. Russell served in the United States Army for 20 years before retiring as a Lieutenant Colonel. Mr. Russell has 26 years of leadership experience including hands on experience managing diverse operations. Mr. Russell holds a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, a Master of Education degree from the University of Georgia and a Master of Business Administration degree in International Business from Long Island University.

        James J. Volk, 38, joined us as Chief Financial Officer in July 2001 and is responsible for all of the company's financial activities. Prior to that, he served as Regional Vice President of Finance and CFO of Cingular Wireless' East Region since September 2000 where he was responsible for all financial aspects of the region which provided service to approximately 4 million customers. He previously served as Vice President of Finance and CFO of Cingular's Philadelphia market from August 1999 to September 2000. Mr. Volk joined Cingular as Director of International Finance in January 1995 where he was responsible for all financial aspects of the international wireless operations and business development of the Comcast Cellular Division. He also served from May 1998 to August 1999 as Director of Strategic Marketing Planning, where he was responsible for planning and analysis as well as business development for the Comcast Cellular Division. Mr. Volk is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from the University of Delaware and a Master of Business Administration degree from Villanova University.

        Patricia E. Knese, 43, joined us in November 2000 as Vice President and General Counsel, and in February 2001 she was appointed Secretary of the company. From May 1999 to November 2000, Ms. Knese served as Head Transactions and E-Health Counsel for Aetna U.S. Healthcare Inc., the Hartford, Connecticut-based health benefits company, and as General Counsel for InteliHealth Inc., an Aetna Internet subsidiary, where she was responsible for mergers and acquisitions, strategic relationships and investments, and licensing and other e-commerce related legal matters. Prior to joining Aetna, from September 1993 to April 1999 she was an attorney at Morgan, Lewis & Bockius LLP's Philadelphia office in the Business and Finance area of the firm, and served prior to that as a federal judicial clerk for a one-year term with the chief judge of the United States District Court for the District of Delaware. She also has management experience in the automotive industry, most recently including seven years with Subaru of America, Inc., and three years with Chrysler Corporation's Philadelphia zone office. Ms. Knese holds a Bachelor of Science degree in Management/Marketing from Saint Joseph's University, a Master of Business Administration degree from Drexel University and a Juris Doctor degree, summa cum laude, from Temple University School of Law.

        Andrew W. Buffmire, 54, joined us in May 2000 as Vice President—Business Development. He is responsible for the development and negotiation of strategic business transactions. Prior to joining us, Mr. Buffmire was a Director in the Sprint PCS Affiliates Program. He joined Sprint PCS in January 1996 during its initial development stage. At Sprint PCS he led the state-related regulatory compliance, network infrastructure and interconnection negotiations for the market entry of Sprint PCS and provided legal counsel for various aspects of the network build-out. Before joining Sprint PCS, Mr. Buffmire was an attorney in private legal practice in Salt Lake City, Utah for 16 years, with the exception of two years (1985-1987), when he was the founder, general counsel and registered principal of an NASD-registered investment banking firm. Mr. Buffmire interned with the Commission of the European Economic Community (EU) in Brussels, Belgium. He has a Bachelor of Arts degree in International Relations from the University of Southern California, a Juris Doctor degree from the University of Utah and a Master of Laws degree from the London School of Economics and Political Science.

Risk Factors

        Various provisions of this Joint Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this Joint Annual Report on Form 10-K.

Risks Related to Our Business, Strategy and Operations

        We have a limited operating history with a history of losses and we may not achieve or sustain operating profitability or generate sufficient cash flow to meet our obligations, which may result in a decrease in our stock price

        We have a limited operating history and a history of operating losses. We expect to continue to incur operating losses and to generate negative cash flow from operating activities until at least 2003 while we develop our business and expand our network. Additionally, we expect our business will require additional capital expenditures which we anticipate to be approximately $35.0 million to complete our required network build-out. We will have to dedicate a substantial portion of any cash flow from operations to make interest and principal payments on our debt, which will reduce funds available for other purposes. Our operating profitability will depend on many factors, including, among others, our ability to market Sprint PCS services, achieve projected market penetration and manage customer turnover rates. If we do not achieve and maintain positive cash flow from operations on a timely basis, we may be unable to complete our network or conduct our business in an effective or competitive manner.

        Our stock price may be volatile and shareholders may not be able to sell their shares at or above the price they paid for them

        The market price of our common stock could be subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

  •
  quarterly variations in our operating results;

  •
  operating results that vary from the expectations of securities analysts and investors;

  •
  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  •
  changes in our relationship with Sprint PCS;

  •
  announcements by Sprint PCS concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

  •
  announcements of technological innovations or changes to, or new, products and services by Sprint PCS or our competitors;

  •
  changes in results of operations and market valuations of other companies in the telecommunications industry in general and the wireless industry in particular, including Sprint PCS and its network partners and our competitors;

  •
  changes in laws and regulations;

  •
  announcements by third parties of significant claims or proceedings against us;

  •
  announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

  •
  general economic and competitive conditions.

        Future sales of shares of our common stock may negatively affect our stock price

        As a result of our acquisition of VIA Wireless in August 2001, the shareholders of the members of VIA Wireless and certain employees of VIA Wireless received 16.4 million shares of our common stock, representing approximately 20% of the outstanding shares of our common stock at the time of issuance. We have on file a registration statement on Form S-3 in order to allow these holders to freely resell the shares of our common stock that they received in the acquisition. As of March 4, 2002, the holders had resold approximately 1.8 million shares under the Form S-3.

        Additionally, approximately 17.5 million of our shares of outstanding common stock as of March 4, 2002 are owned by our executive officers, directors, affiliates and other persons holding restricted shares, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 60% of our outstanding shares of common stock as of March 4, 2002 are freely tradable without restriction. Holders of approximately 22% of our shares of outstanding common stock that are restricted shares also have the right to register the resales of their shares of common stock with the SEC under registration rights agreements.

        Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

        We will incur additional amortization expense as a result of acquiring intangible assets in connection with our acquisition of VIA Wireless, which will result in a charge against our revenues

        Our acquisition of VIA Wireless in 2001 is being accounted for using the purchase method of accounting, which means assets and liabilities of VIA Wireless, including its intangible assets, will be recorded on our balance sheets at their fair market value. After giving effect to the acquisition, as of December 31, 2001, we recorded preliminary net intangible assets on our balance sheets of $118.7 million, representing approximately 20% of our total assets as of December 31, 2001. Our intangible assets, other than goodwill, are amortized over periods ranging from 3 to 20 years. There can be no assurance that the value of the intangible assets will ever be realized by us. Any future determination requiring the write-off of a significant portion of our unamortized intangible assets could have a material adverse effect on our financial condition and results of operations.

        We may not receive as much Sprint PCS travel revenue as we anticipate because the rate we receive is adjustable or fewer people may travel on our network

        We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses the Sprint PCS network in our markets, which we refer to as travel revenue. Similarly, we pay a fee to Sprint PCS for every minute that a Sprint PCS subscriber based in our markets uses the Sprint PCS network outside our markets, which we refer to as travel fees. Travel revenue represented approximately 34% of our revenue in 2001 and we anticipate that travel revenue will continue to represent a substantial portion of our revenue in the future. Under our management agreement with Sprint PCS, the fee for 2002 is expected to be 10 cents per minute. For calendar year 2003 and beyond, the details of the agreement have not yet been finalized. Depending on the details of the final agreement, the reciprocal travel rate may be less than the rate charged in 2002. A decrease in the travel revenue we are paid could substantially decrease our revenues and net income. In addition, Sprint PCS customers from our markets may spend more time in other Sprint PCS coverage areas than we anticipate and Sprint PCS customers from outside our markets may spend less time in our markets or may use our services less than we anticipate, which will reduce our travel revenue. As a result, we may receive less Sprint PCS travel revenue than we anticipate or we may have to pay more Sprint PCS travel fees than the travel revenue we collect.

        If we lose the right to install our equipment on certain wireless towers or are unable to renew expiring leases or locate new sites for wireless towers on favorable terms, our business and results of operations could be adversely impacted

        We lease a substantial portion of the radio communications sites for our wireless systems through master lease agreements with national communication site management companies. Such companies, in turn, have separate leasing arrangements with each of the owners of the sites. If such companies were to become insolvent or were to breach those arrangements, we may lose access to those radio communications sites and experience extended service interruption in the areas serviced by those sites. If a master lease agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support our use of its tower sites, we would have to find new sites or we may be required to rebuild that portion of our network. Additionally, a significant concentration of our cell sites with a few tower companies could adversely affect our results of operations if we were unable to renew expiring leases with such tower companies on favorable terms.

        Our plan of coverage for our markets may be inadequate to profitably operate our business

        Our network build-out plan for our markets does not cover all areas of our markets. As a result, our plan may not adequately serve the needs of the potential customers in our markets or attract enough subscribers to operate our business successfully. To correct this potential problem, we may have to cover a greater percentage of our markets than we anticipate, which we may be unable to do profitably.

        We may not be able to compete with potential acquirors for acquisitions to expand our territory, or successfully overcome risks associated with expanding our territory through acquisitions, which could have a material adverse effect on our business and reduce the market value of our securities

        There has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. Aside from our acquisition of VIA Wireless in August 2001, we may attempt to further expand our territory through acquisitions of other Sprint PCS network partners or through the grant of additional markets from Sprint PCS. If we expand our operations through acquisitions, we will compete with other potential acquirors, some of which may have greater financial or operational resources than us. Any expansion through an acquisition may require the approval of Sprint PCS. Expansion could involve a number of risks, including the:

  •
  difficulty of assimilating acquired operations and personnel;

  •
  diversion of management's attention;

  •
  disruption of ongoing business;

  •
  impact on our cash and available credit lines for use in financing future growth and working capital needs;

  •
  inability to retain key personnel;

  •
  inability to maintain uniform standards, controls, procedures and policies; and

  •
  impairment of relationships with employees, customers or vendors.

        The failure to overcome these risks or any other problems encountered in these transactions could have a material adverse effect on our business. In connection with these transactions, we also may issue additional equity securities, incur additional debt or incur significant amortization expenses related to intangible assets.

        As a result of acquiring VIA Wireless, we may become responsible for undisclosed liabilities of VIA Wireless that we may or may not be adequately indemnified against by the shareholders of the members of VIA Wireless

        The shareholders of the members of VIA Wireless made certain representations and warranties to us in the merger agreement concerning VIA Wireless' business and operations and provided us certain contractual indemnification rights with respect to certain potential liabilities, including an escrow until mid-August 2002. Many of these rights will expire in the third quarter of 2002. There may be undiscovered claims or undisclosed liabilities that arise subsequently or for which no contractual remedies exist, and we will be responsible for those claims and liabilities. Additionally, we are required to bear the first $2.225 million of indemnifiable losses, except certain indemnifiable tax losses. While we may recover some portion of any undiscovered claims or undisclosed liabilities, we cannot assure you that any liabilities for which we become responsible will not be material or will not exceed either the limitations of any applicable indemnification provisions or the financial resources of the indemnifying parties. Such liabilities could have a material adverse impact on our financial condition.

        Our certificate of incorporation and bylaws include provisions that may discourage a change of control transaction

        Some provisions of our certificate of incorporation and bylaws and the provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of us. For example, we have a staggered board of directors, the members of which may only be removed for cause, authorized but unissued shares of preferred stock which could be used to fend off a takeover attempt, and our shareholders may not take actions by written consent and are limited in their ability to make proposals at shareholder meetings.

Risks Particular to Our Indebtedness

We have substantial debt which we may not be able to service and which may result in our lenders controlling our assets in an event of default

        UbiquiTel Operating Company issued $300.0 million of senior subordinated discount notes in April 2000 which yielded gross proceeds of $152.3 million, and presently has a senior credit facility with available borrowings of $300.0 million of which $215.0 million was outstanding at March 4, 2002.

        Our substantial debt has a number of important consequences for our operations, including the following:

  •
  we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

  •
  we have a fully-financed business plan, but we may not be able to obtain additional financing for unanticipated capital requirements, capital expenditures, working capital requirements or other corporate purposes;

  •
  our borrowings under our senior credit facility are and will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates;

  •
  due to the liens on substantially all of our assets and the pledges of equity interests of each of our existing subsidiaries that secure our senior debt, lenders may control our assets or subsidiaries upon a default; and

  •
  we may be more highly leveraged than some of our competitors, which may put us at a competitive disadvantage.

        Our ability to make payments on our debt depends upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The senior credit facility and the indenture that governs the notes limit our ability to take several of these actions. Under our current business plan, we expect to incur substantial debt before achieving break-even cash flow. Our failure to generate sufficient funds to pay our debt could, among other things, materially adversely affect the market value of our common stock.

        If we do not meet all of the conditions required under our senior credit facility, we may not be able to draw down all of the funds we anticipate receiving from our senior lenders and we may not be able to fund operating losses and working capital needs

        As of March 4, 2002, we had $215.0 million outstanding under our senior credit facility. The remaining $85.0 available under our senior credit facility, a portion of which we expect to borrow in the future, is subject to our meeting all of the conditions specified in our financing documents. In addition, additional borrowings are subject to specific conditions on each funding date, including the following:

  •
  that the representations and warranties in our loan documents are true and correct in all material respects;

  •
  that certain of our financial covenant tests are satisfied, including financial ratios and leverage ratios; and

  •
  the absence of a default under our loan documents.

        If we do not meet these conditions on each funding date, our senior lenders may not lend some or all of the remaining amount available under our senior credit facility. If other sources of funds are not available, we may not be in a position to meet our operating cash needs.

        Our indebtedness places restrictions on us which may limit our operating flexibility and our ability to pay dividends

        The indenture that governs the senior subordinated discount notes and the credit agreement that governs our senior credit facility impose material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, may limit our ability to engage in some transactions, including the following:

  •
  designated types of mergers or consolidations;

  •
  paying dividends or other distributions to our shareholders;

  •
  making investments;

  •
  selling assets;

  •
  repurchasing our common stock and senior subordinated discount notes; and

  •
  borrowing additional money.

        These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt or react to changes in our operating environment.

        If we default under our senior credit facility, our lenders may declare our debt immediately due and payable and Sprint PCS may force us to sell our assets without shareholder approval

        Our senior credit facility requires that we comply with specified financial ratios and other performance covenants. If we fail to comply with these covenants or we default on our obligations under our senior credit facility, our lenders may accelerate the maturity of our debt. If our lenders accelerate our debt, Sprint PCS has the option to purchase our operating assets at a discount to market value and assume our obligations under the senior credit facility, without approval of our shareholders. If Sprint PCS does not exercise this option, our lenders may sell our assets to third parties without approval of our shareholders. If Sprint PCS provides notice to our lenders that we are in breach of our management agreement with Sprint PCS and, as a result, our obligations under the credit agreement are accelerated and Sprint PCS does not elect to operate our business, our lenders may designate a third party to operate our business without the approval of our shareholders.

Risks Particular to Our Relationship with Sprint PCS

        The termination of our management agreement with Sprint PCS or Sprint PCS' failure to perform its obligations under the agreement would severely restrict our ability to conduct our business and, if our management agreement is terminated, Sprint PCS may purchase our operating assets at a discount to market value without shareholder approval

        Because we do not own the licenses to operate our wireless network, our ability to offer Sprint PCS products and services and our PCS network's operation are dependent on our agreements with Sprint PCS remaining in effect and not being terminated. Our management agreement with Sprint PCS is not perpetual. Sprint PCS can choose not to renew the agreement at the expiration of the 20-year initial term in 2018 or any ten-year renewal term. In any event, our management agreement with Sprint PCS terminates in 50 years. In addition, our agreements with Sprint PCS can be terminated for breach of any material terms. We are also dependent on Sprint PCS' ability to perform its obligations under our agreements. The non-renewal or termination of our management agreement with Sprint PCS, or the failure of Sprint PCS to perform its obligations under our management agreement, would severely restrict our ability to conduct our business. If our management agreement is terminated, we may be required to sell our operating assets to Sprint PCS. This sale may take place without approval of our shareholders and for a price equal to 72% of our entire business value. Our entire business value includes the value of our right to use the spectrum licenses in our markets, our business operations and other assets. The provisions of our management agreement that allow Sprint PCS to purchase our operating assets at a discount may limit our ability to sell our business and may reduce the value a buyer would be willing to pay for our business. If Sprint PCS were to file bankruptcy, Sprint PCS could reject the management agreement under Section 365 of the federal Bankruptcy Code. The management agreement provides various remedies for the non-defaulting party in the event of bankruptcy, including purchase and put rights, but we cannot predict if or to what extent the purchase and put remedies would be enforceable. In any event, a bankruptcy by Sprint PCS could severely restrict our ability to conduct our business for the reasons set forth above.

        If we fail to complete the build-out of our PCS network by specified dates or fail to meet the technical standards contained in our management agreement with Sprint PCS, Sprint PCS may terminate the agreement and purchase our operating assets at a discount to market value without shareholder approval, and we would no longer be able to offer Sprint PCS services

        Our agreements with Sprint PCS require that we provide network coverage to a minimum network coverage area within specified time frames. Additionally, we may amend our agreements with Sprint PCS in the future to expand our network coverage. Our agreements with Sprint PCS require us to build our PCS network in accordance with Sprint PCS' technical requirements. Sprint PCS can, at any time with at least 30 days' prior notice to us, adjust the technical requirements for the network. Some of the radio communications sites in our remaining build-out will require us to obtain zoning variances or other local governmental or third party approvals or permits. To complete our build-out, we must retain rights to a sufficient number of tower sites, which requires us to obtain local regulatory approvals. In some instances, local governmental authorities have placed moratoriums on the construction of additional towers and radio communications sites. A failure to meet our build-out requirements for any one of our individual markets or a failure to meet the technical requirements would constitute a breach of our management agreement with Sprint PCS that could lead to a termination. If the management agreement is terminated, we will no longer be able to offer Sprint PCS products and services, and we may be required to sell our operating assets to Sprint PCS. This sale may take place without approval of our shareholders and for a price equal to 72% of our entire business value.

        We may need more capital than we currently project to build-out our remaining portion of the Sprint PCS network; and if we fail to obtain required additional capital, we may not have sufficient funds to complete our build-out in accordance with the terms of our management agreement with Sprint PCS and Sprint PCS may terminate our management agreement and purchase our operating assets at a discount to market value without shareholder approval

        The remaining required network build-out of our portion of the Sprint PCS network will require additional capital expenditures which we anticipate to be approximately $35.0 million. As part of our build-out, we must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build out the physical infrastructure and test the network. Additional funds could be required for a variety of reasons, including unanticipated expenses or operating losses. Additional funds may not be available. Even if those funds are available, we may not be able to obtain them on a timely basis, or on terms acceptable to us or within limitations permitted by the covenants under our senior credit facility or the indenture that governs our senior subordinated discount notes. Failure to obtain additional funds, should the need for them develop, could result in the delay or abandonment of our development and expansion plans. If we do not have sufficient funds to complete our build-out, we may be in breach of our management agreement with Sprint PCS and under our debt agreements. If Sprint PCS terminates our management agreement as a result of this breach, we may be required to sell our operating assets to Sprint PCS at a discount to market value without approval of our shareholders.

        Sprint PCS may make business decisions that are not in our best interests, which may adversely affect our relationship with customers in our markets, increase our expenses and/or decrease our revenues

        Sprint PCS, under the Sprint PCS agreements, has a substantial amount of control over the conduct of our business. Conflicts between us and Sprint PCS may arise, and because Sprint PCS owes us no duties except as set forth in the agreements, these conflicts may not be resolved in our favor. Accordingly, Sprint PCS may make decisions that adversely affect our business, such as the following:

  •
  Sprint PCS prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business;

  •
  Sprint PCS could develop products and services or establish credit policies that could adversely affect our results of operations;

  •
  Sprint PCS could raise the costs for Sprint PCS to perform back office services or reduce levels of services;

  •
  Sprint PCS could prohibit us from selling non-Sprint PCS approved equipment;

  •
  Sprint PCS could, subject to limitations under our Sprint PCS agreements, alter its network and technical requirements, which could result in increased equipment and build-out costs;

  •
  Sprint PCS could request that we build-out additional areas within our markets, which if undertaken, could result in less return on investment or a reduction of our licensed population if we decline to build the requested area;

  •
  Sprint or Sprint PCS could make decisions that could adversely affect the Sprint and Sprint PCS brand names, products or services; and

  •
  Sprint PCS could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict our ability to conduct our business.

        The occurrence of any of the foregoing could adversely affect our relationships with customers in our markets, increase our expenses and/or decrease our revenues.

        Changes in Sprint PCS products and services and credit policies may adversely affect customer retention and/or bad debt expense and/or reduce customer additions

        The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to pay a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes, a program referred to as no deposit ASL. As a result, a significant amount of our new customer additions have been under the no deposit ASL program. In late 2001, the no deposit ASL program was replaced by the "Clear Pay Program." In late February 2002, Sprint PCS permitted us to re-institute deposits for Clear Pay customers in our markets. Sprint PCS has the right to end or materially change the terms of the Clear Pay Program. If

Sprint PCS chooses to eliminate the Clear Pay Program or alter its features, the growth rate we expect to achieve may decrease, or our customer retention and bad debt could be materially adversely affected.

        The inability of Sprint PCS to maintain high quality back office services, or our inability to use Sprint PCS' back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs

        We rely on Sprint PCS' internal support systems, including customer care, billing and other back office support. Our operations could be disrupted if Sprint PCS is unable to maintain and expand these back office services and systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint PCS' business is expected to continue to pose a significant challenge to its internal support systems. Additionally, Sprint PCS has relied on third party vendors for a significant number of important functions and components of its internal support systems and may continue to rely on these vendors in the future. We depend on Sprint PCS' willingness to continue to offer these services and to provide these services effectively and at competitive costs. Our Sprint PCS agreement provides that, upon nine months' prior written notice, Sprint PCS may elect to terminate any of these services. The inability of Sprint PCS to provide or maintain high quality back office services, or our inability to use Sprint PCS' back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs.

        If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

        Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its network partners. Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS' national network and, to a lesser extent, on the networks of Sprint PCS' other network partners. Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors which could adversely affect our ability to attract and retain customers.

        Certain provisions of our Sprint PCS agreements may diminish the value of our securities and restrict the sale of our business

        Under limited circumstances and without approval of our shareholders, Sprint PCS may purchase our operating assets or capital stock at a discount. In addition, Sprint PCS must approve any change of control of our ownership, consent to any assignment of our management agreement with Sprint PCS and consent to any acquisition by us of another Sprint PCS network partner. Sprint PCS has a right of first refusal if we decide to sell our operating assets to a third party. We also are subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of UbiquiTel or our operating assets to competitors of Sprint or Sprint PCS. These restrictions and other restrictions contained in our management agreement with Sprint PCS could adversely affect the value of our securities, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may operate to reduce our "entire business value," as described in our Sprint PCS management agreement.

        We may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect our results of operations

        We depend on our relationship with Sprint PCS to obtain handsets. Sprint PCS orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets in a timely manner if:

  •
  Sprint PCS does not adequately project the needs for handsets for its own markets, its Sprint PCS network partners and its other third party distribution channels, particularly during a transition to new technologies, such as "one times radio transmission technology," or "1XRTT";

  •
  we do not adequately project our need for handsets;

  •
  Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

  •
  there is an adverse development in the relationship between Sprint PCS and its suppliers or vendors.

        The occurrence of any of the foregoing could disrupt customer service and/or result in a decrease in our subscribers and projected subscribed additions, which could adversely affect our results of operations.

        Non-renewal or revocation by the Federal Communications Commission of Sprint PCS' licenses would significantly harm our business

        We do not own the licenses to operate the PCS networks in our markets. We are dependent on Sprint PCS' licenses, which are subject to renewal and revocation by the Federal Communications Commission. Sprint PCS' licenses in our markets will expire in 2004 through 2007, but may be renewed for additional ten-year terms. There may be opposition to renewal of Sprint PCS' licenses upon their expiration, and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards that apply to PCS license renewals. Any failure by Sprint PCS or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our markets. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the five-year and ten-year construction requirements for each of PCS licenses, it can lose the affected licenses and be ineligible to regain them. If Sprint PCS loses any of its licenses in our markets, we would be severely restricted in our ability to conduct our business.

        If Sprint PCS does not maintain control over its licensed spectrum, our management agreement with Sprint PCS may be terminated, which would severely restrict our ability to conduct our business

        The FCC requires that licensees like Sprint PCS maintain control of their licensed spectrum and not delegate control to third-party operators or managers. Although our management agreement with Sprint PCS reflects an arrangement the parties believe meets the FCC requirements for licensee control of licensed spectrum, we cannot assure you that the FCC will agree. If the FCC were to determine that our management agreement with Sprint PCS needs to be modified to increase the level of licensee control, we have agreed with Sprint PCS to use our best efforts to modify the agreement to comply with applicable law. If we cannot agree with Sprint PCS to modify the agreement, it may be terminated. If the agreement is terminated, we would no longer be a part of the Sprint PCS network and would be severely restricted in our ability to conduct our business.

        We rely on the use of the Sprint PCS brand name and logo to market our services, and a loss of use of this brand and logo or a decrease in the market value of this brand and logo would hinder our ability to market our products

        The Sprint PCS brand and logo is highly recognizable. If we lose our rights to use the Sprint PCS brand and logo under our trademark and service mark license agreements, we would lose the advantages associated with marketing efforts conducted by Sprint PCS. If we lose the rights to use this brand and logo, customers may not recognize our brand readily and we may have to spend significantly more money on advertising to create brand recognition.

Risks Particular to Our Industry

Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from attaining operating profitability

        Competition in the wireless telecommunications industry is intense. We anticipate that competition will cause prices for wireless products and services to decline in the future. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

        Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint PCS' consent to sell non-Sprint PCS approved equipment may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Some of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage because we may be more highly leveraged than some of our competitors.

        We may experience a high rate of customer turnover which would increase our costs of operations and reduce our revenue

        The wireless personal communications services industry in general and Sprint PCS in particular have experienced a higher rate of customer turnover, commonly known as churn, as compared to cellular industry averages. Our strategy to reduce customer turnover may not be successful. The rate of customer turnover may be the result of several factors, including customer mix and credit class, customer credit terms, network coverage and performance, price competition, handset problems, Sprint PCS' customer handset return policies, non-use of phones, change of employment, non-use of customer contracts, customer care concerns and other competitive factors. A high rate of customer turnover could adversely affect our competitive position, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize some of the costs of initial purchases of handsets by new customers.

        We are a consumer business and a recession in the United States involving significantly lowered consumer and business spending could negatively affect our results of operations

        Our primary customer base is individual consumers. In the event that the economic downturn that the United States has recently experienced becomes more pronounced or lasts longer than currently expected and spending by individual consumers drops significantly, our business may be negatively affected.

        There is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. As a result, our future prospects and those of the industry, and the success of PCS and other competitive services, remain uncertain.

        Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS

        The wireless communications industry is experiencing significant technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. Sprint PCS may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

        If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete. In addition, wireless carriers are seeking to implement an upgrade to 1XRTT, as well as "third generation," or "3G," technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high quality video and audio. To take advantage of these enhanced 3G features, subscribers will need to purchase a 3G-capable handset. We cannot assure you that we or Sprint PCS can implement 1XRTT or 3G technology successfully or on a cost-effective basis.

        Regulation by government agencies and taxing authorities may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

        Our operations and those of Sprint PCS may be subject to varying degrees of regulation by the Federal Communications Commission, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation by these regulatory bodies could negatively impact our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our relationship with Sprint PCS.

        Use of hand-held phones may pose health risks, which could result in the reduced use of wireless services or liability for personal injury claims

        Media reports have suggested that certain radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, and may interfere with various electronic medical devices, including hearing aids and pacemakers. Concerns over radio frequency emissions may discourage use of wireless handsets or expose us to potential litigation. Any resulting decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

        Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations

        Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries, or to new restrictions or government regulations that restrict or prohibit wireless phone use, any of which could have a material adverse effect on our results of operations.

        Our business is seasonal and worse than expected fourth quarter results may cause the price of our securities to drop and significantly reduce our overall results of operations

        The wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. The price of our securities may drop and our overall results of operations could be significantly reduced if we have a worse than expected fourth quarter for any reason, including the following:

  •
  our inability to match or beat pricing plans offered by competitors;

  •
  the failure to adequately promote Sprint PCS' products, services and pricing plans;

  •
  our inability to obtain an adequate supply or selection of handsets;

  •
  a downturn in the economy of some or all of our markets; or

  •
  a poor holiday shopping season.

ITEM 2. Properties

        As of March 4, 2002, our material properties were as follows:

        Corporate and Regional Offices.    Our principal executive offices consist of approximately 20,000 square feet of leased office space located in Conshohocken, Pennsylvania. We own an approximately 34,000 square foot office building located in Fresno, California in which our regional operations for central California are located. We lease approximately 7,000 square feet in this facility to a tenant and may lease additional excess space to other tenants. We also lease space for regional operations in Reno, Nevada, Spokane, Washington, Boise, Idaho and Evansville, Indiana.

        Sprint PCS Stores.    We currently lease space for 33 Sprint PCS retail stores in our markets.

        Switching Centers.    We have four leased and one owned switching centers, located in each regional market.

        Cell Sites.    We lease space on approximately 690 cell site towers and own approximately 100 towers.

        We believe our facilities are in good operating condition and are currently suitable and adequate for our business operations.

ITEM 3. Legal Proceedings

        Neither UbiquiTel nor UbiquiTel Operating Company is a party to any pending legal proceedings that either UbiquiTel or UbiquiTel Operating Company believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of fiscal 2001 to a vote of security holders.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Shares of UbiquiTel common stock began trading on The Nasdaq National Market on June 7, 2000 under the symbol "UPCS." Prior to that date, there was no public market for UbiquiTel common stock. On March 4, 2002, there were 160 holders of record of UbiquiTel common stock. There is no public market for the common stock of UbiquiTel Operating Company and all of such stock is held by UbiquiTel.

        The following table lists the high and low bid prices for UbiquiTel common stock for the quarterly periods for the years ended December 31, 2000 and 2001, as reported by The Nasdaq National Market.

2000	High	Low
Second Quarter (from June 7, 2000 through June 30, 2000)	$10.00	$7.00
Third Quarter	12.062	7.00
Fourth Quarter	9.375	3.125

2001	High	Low
First Quarter	$8.063	$4.25
Second Quarter	7.85	4.20
Third Quarter	10.57	6.14
Fourth Quarter	10.90	6.80

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

ITEM 6. Selected Historical Consolidated Financial Data

UbiquiTel Inc.

        In the table below, we provide you with selected historical consolidated financial data for the years ended December 31, 2001 and 2000, and from September 29, 1999, the date of our inception, through December 31, 1999, and balance sheet data as of December 31, 2001, 2000 and 1999, which are derived from and should be read in conjunction with the audited consolidated financial statements of UbiquiTel Inc. and subsidiaries included elsewhere herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Year Ended December 31, 2001	Year Ended December 31, 2000	For the Period from Inception (September 29, 1999) to December 31, 1999
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Total revenues	$93,573	$9,283	$—
Costs and expenses:
Cost of service and operations and products	91,053	10,919	—
Selling and marketing	39,119	4,166	—
General and administrative expenses including non-cash compensation charges	15,973	7,959	1,949
Depreciation and amortization	24,348	3,134	—

Total costs and expenses	170,493	26,178	1,949

Operating loss	$(76,920)	$(16,895)	$(1,949)

Net loss applicable to common stockholders	$(107,655)	$(46,639)	$(1,987)

Basic and diluted net loss per share of common stock(1)	$(1.53)	$(1.18)	$(0.05)
Pro forma basic and diluted net loss per share of common stock(2)		$(0.84)

	As of December 31,
	2001	2000	1999
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents	$124,744	$147,706	$23,959
Restricted cash	5,183	105,000	—
Property and equipment and construction in progress	277,986	119,872	4,086
Total assets	588,430	406,095	30,191
Long-term debt(3)	399,669	258,446	5,812
Total liabilities	449,922	282,348	11,955
Total stockholders' equity	138,508	123,177	15,478

(1)
Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding.

(2)
Pro forma basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to the conversion of preferred stock into common stock upon the initial public offering on a two-for-one basis and the exercise of warrants to purchase 4,978,150 shares of common stock which were issued in connection with the 12% senior subordinated note.

(3)
Includes current maturities.

Spokane District

        The selected financial data presented below for each of the three years in the period ended December 31, 1999 are derived from the audited financial statements of the Spokane District (wholly owned by Sprint Spectrum L.P. through April 15, 2000), the predecessor of UbiquiTel Inc. and its subsidiaries. The selected summary financial data presented below as of March 31, 2000 and for the three-month periods ended March 31, 1999 and 2000 have been derived from unaudited financial statements of the Spokane District, which have been prepared on the same basis as the Spokane District's audited financial statements and, in the opinion of Sprint Spectrum L.P.'s management, include all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the financial position and results of operations for these periods. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results that could have been expected for the full year. The data set forth below should be read in conjunction with the Spokane District's financial statements and accompanying notes included elsewhere herein.

	Three Months Ended March 31,		Year Ended December 31,
	2000	1999	1999	1998	1997
	(Unaudited)
	(In Thousands)
Statement of Revenue and Expenses:
Net revenues	$1,574	$1,136	$5,625	$3,280	$1,246
Expenses:
Cost of service and equipment	779	747	5,046	3,970	2,903
Selling, general and administrative expense	1,214	997	5,419	4,470	8,168
Depreciation	931	828	3,471	3,112	2,968

Expenses in excess of net revenues	$1,350	$1,436	$8,311	$8,272	$12,793

	As of March 31,	As of December 31,
	2000	1999	1998
	(Unaudited)
	(In Thousands)
Statement of Assets to be Sold:
Total assets purchased	$19,025	$19,784	$19,551

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Joint Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those under "Item 1. Business—Risk Factors."

Overview

        In October 1998, a limited liability company whose sole member was The Walter Group, entered into a management agreement with Sprint PCS whereby it became the Sprint PCS network partner with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in the Reno/Tahoe market. The limited liability company subsequently changed its name to UbiquiTel L.L.C. In November 1999, UbiquiTel L.L.C. assigned the management and related agreements to UbiquiTel Inc. UbiquiTel L.L.C. had no operations or financial transactions prior to the assignment of these agreements to UbiquiTel. In December 1999, we expanded our management agreement with Sprint PCS to include additional markets in the western and midwestern United States for markets under the agreement with a total of 7.7 million residents.

        Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. In 2000, UbiquiTel Operating Company entered into a $250.0 million senior credit facility in March and sold 300,000 units in April consisting of senior subordinated discount notes and warrants to purchase an aggregate of 3,579,000 shares of UbiquiTel common stock for gross proceeds of approximately $152.3 million. Additionally, we acquired Sprint PCS' Spokane, Washington PCS network and related assets for $35.5 million in cash in April 2000. We completed our initial public offering of common stock in 2000 in which we sold 12,500,000 shares in June and an additional 780,000 shares upon exercise of a portion of the underwriters' overallotment option in July for gross proceeds of approximately $106.2 million. In November 2000, we launched our Reno/Tahoe market and in December 2000, we launched our northern Utah market.

        During the first half of 2001, we launched our remaining markets with deployment dates in 2001, including northern California, Nevada, southern Idaho, southern Utah, southern Indiana and Kentucky. In February 2001, we entered into a merger agreement to acquire another Sprint PCS network partner, VIA Wireless LLC, the exclusive Sprint PCS provider to the central valley of California market. We completed the mergers and related transactions in August 2001, issuing 16.4 million shares of common stock to the former VIA Wireless owners, assuming approximately $80.1 of debt and incurring estimated transaction costs of approximately $12.2 million. In October 2001, we sold VIA Wireless' California PCS licenses to VoiceStream Wireless for $50.0 million in cash, resulting in net debt assumed in the VIA Wireless acquisition of $30.1 million. Concurrently with the acquisition, we amended our senior credit facility to increase our borrowing availability to $300.0 million and amended our Sprint PCS management agreement to include the central valley of California market with a total of 3.4 million residents, bringing our licensed resident population under the agreement to approximately 11.1 million.

        As of December 31, 2001, we had approximately 179,000 subscribers. As of December 31, 2001, our network covered approximately 7.1 million residents which represents 64% of the licensed population in our markets.

        From our inception on September 29, 1999 through December 31, 2001, we have incurred losses of approximately $156.3 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we continue to develop and construct our PCS network and build our customer base. Through December 31, 2001, we incurred approximately $205.2 million of capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases.

        As a Sprint PCS network partner, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores, on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and on roaming revenues from non-Sprint PCS customers. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS invested approximately $90.0 million for the PCS licenses in our markets and incurred additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of other Sprint PCS network partners.

        As a Sprint PCS network partner, we purchase a full suite of support services from Sprint PCS. We have access to these services during the term of our management agreement unless Sprint PCS provides us at least nine months' advance notice of its intention to terminate any particular service. We are purchasing customer billing and collections, customer care, subscriber activation including credit verification, handset logistics, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance and operator services, long distance and roaming clearinghouse services. If Sprint PCS terminates any of these services or increases the amount it charges us for any of these services, our operating costs may increase and our operations may be interrupted or restricted.

Recent Development

        On March 14, 2002, the Justice Department charged our independent auditor, Arthur Andersen LLP, with a single felony count of obstruction of justice for destruction of documents related to its audit of Enron Corp. In response to this indictment, the Securities and Exchange Commission publicly announced that it has requested and received assurances from Andersen that it will continue to audit financial statements in accordance with generally accepted accounting standards and applicable professional and firm accounting standards, including quality control standards. The Commission also stated that it has been advised by Andersen that if it becomes unable to provide these assurances, it would advise the Commission immediately. The Commission further stated that as long as Andersen continues to be in a position to provide these assurances, the Commission will continue to accept financial statements audited by Andersen in public filings. We obtained from Andersen certain representations concerning audit quality controls, including representations regarding the continuity of Andersen personnel working on our audit and the availability of national office consultation. Investors can call a hotline set up by the Commission, 1-800-SEC-0330, or e-mail the Commission at help@sec.gov, with any questions.

Significant Accounting Policies

        We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

  Valuation of Accounts Receivable:

        Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program has been replaced by the "Clear Pay Program," which re-instated the deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. We implemented deposit requirements for all new sub-prime subscribers on the Clear Pay program in late February 2002 and we believe that this policy will reduce our future bad debt exposure. If these estimates are insufficient for any reason, our operating income, earnings before interest, taxes, depreciation and amortization (EBITDA), and available cash would be reduced.

  Revenue Recognition:

        We record equipment revenue for the sale of handsets and accessories to customers in our retail stores. We do not record equipment revenue on handsets and accessories purchased by our customers from national third party resellers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint PCS. Our customers pay an activation fee when they initiate service. We defer this activation fee and record activation fee revenue over the average life of our customers, which we estimate to be 30 months. We recognize service revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

  Goodwill and Intangible Assets:

        Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of VIA Wireless, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the VIA Wireless subscriber base, the right to be the exclusive provider of Sprint PCS services in the markets in which VIA Wireless operates and the California PCS licenses subsequently sold to VoiceStream Wireless. For the subscriber base and the right to provide service under the Sprint PCS management agreement, finite useful lives of three years and 18 years, respectively, have been assigned to these intangible assets and each will be amortized over its respective useful life.

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. We expect that the adoption of SFAS No. 142 will reduce the amortization of goodwill by approximately $0.6 million in 2002. We will assess on an annual basis the fair values of the reporting units housing the goodwill and intangibles and, if necessary, assess on an interim basis for any impairments. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken.

Results of Operations

Analysis of the years ended December 31, 2001 and 2000

        Terms such as customer additions, average revenue per user and cost per gross addition are metrics used in the wireless communications industry. None of these terms are measures of financial performance under generally accepted accounting principles in the United States.

  Customer Net Additions

        As of December 31, 2001, we provided personal communications services to approximately 179,000 customers compared to approximately 16,600 customers as of December 31, 2000. The increase in net subscribers acquired is attributable to the continued growth in our subscriber base and the acquisition of approximately 50,500 customers from VIA Wireless on August 13, 2001.

  Average Revenue Per User (ARPU)

        An important operating metric in the wireless industry is average revenue per user (ARPU). ARPU summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the years ended December 31, 2001 and 2000, our ARPU was approximately $59.50 and $59.00, respectively. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

  Cost Per Gross Addition (CPGA)

        Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of equipment, and reducing that amount by the equipment revenue recorded. That net amount is then divided by the total new customers acquired during the period. CPGA was approximately $400 for the year ended December 31, 2001 compared to approximately $530 for the year ended December 31, 2000. The decrease in CPGA primarily resulted from the increase in our gross additions which reduced our fixed costs on a per unit basis.

  Revenues

  •
  Subscriber Revenue. Subscriber revenue during the years ended December 31, 2001 and 2000 was approximately $52.0 million and $5.7 million, respectively. Subscriber revenue consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue is primarily attributable to the increase in our subscriber base.

  •
  Sprint PCS Travel Revenue. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. During the year ended December 31, 2001, we captured approximately 165.2 million of system travel minutes generating approximately $31.6 million in travel revenue. During the year ended December 31, 2000, we captured approximately 12.2 million of system travel minutes generating approximately $3.0 million in travel revenue from markets where we had launched operations. The increase in system minutes is attributable to the significant expansion of the network build-out and a larger customer base from Sprint PCS and its network partners.

  On April 27, 2001, Sprint PCS announced it had reached an agreement in principle with certain Sprint PCS network partners, including UbiquiTel, to reduce the reciprocal travel rate exchanged between Sprint PCS and the network partners. The rate was reduced from $0.20 per minute of use to $0.15 per minute beginning June 1, 2001, and further reduced to $0.12 per minute beginning October 1, 2001. We expect the travel rate for 2002 to be $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement have not yet been finalized. Depending on the details of the final agreement, the reciprocal travel rate may be less than the rate charged in 2002.

  •
  Non-Sprint PCS Roaming Revenue. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $1.0 million in non-Sprint PCS roaming revenue during the year ended December 31, 2001 compared to approximately $0.2 million during the year ended December 31, 2000. The increase in non-Sprint PCS roaming revenue is attributable to the significant expansion of our network build-out.

  •
  Product Sales Revenue. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of returns, as product sales revenue. The amounts recorded during the years ended December 31, 2001 and 2000 for product sales totaled approximately $8.9 million and $0.7 million, respectively, and the increase was primarily due to an increase in initial sales to new PCS subscribers.

    We offer sales incentives to customers based on participation in Sprint PCS nationwide plans or on some company-specific incentive programs. Some of these incentives result in a reduction of customer invoices. During the fourth quarter of the year 2000, we adopted the provisions of the Emerging Issues Task Force Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which calls for recognition of sales incentives that result in a reduction in or refund of the selling price of a product as a reduction in revenue. Following the adoption of EITF 00-14 in the fourth quarter of 2000, we recognized a reduction in revenue of approximately $0.3 million. The reduction was netted against reported revenue from sale of handsets during the year ended December 31, 2000.

  Cost of Service and Operations

  •
  Network Operations Expenses. Expenses totaling approximately $37.8 million were incurred during the year ended December 31, 2001 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges as compared to approximately $6.8 million during the year ended December 31, 2000. The increase in network operations expenses is attributable to the significant expansion of our network build-out. As of December 31, 2001, our network supported 179,000 customers, 766 active cell sites and 5 switches. As of December 31, 2000, the network supported 16,600 customers, 310 active cell sites and 2 switches.

  •
  Roaming and Travel Expenses. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. We pay roaming fees to other wireless providers when our customers use their network. During the year ended December 31, 2001, our customers generated approximately 62.9 million of roaming and travel minutes resulting in approximately $13.0 million in roaming and travel fees. During the year ended December 31, 2000, our customers generated approximately 5.3 million of roaming and travel minutes resulting in approximately $1.5 million of roaming and travel fees. The increase in minutes is attributable to the substantial increase in our customer base. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS' or another network partner's network decreased during 2001. We expect the increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS.

  •
  Bad Debt Expense. Bad debt expense during the years ended December 31, 2001 and 2000 was approximately $6.9 million and $0.1 million, respectively. The increase in bad debt expense was primarily attributable to the no deposit Clear Pay program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

  •
  Operating Expenses. Operating expenses during the years ended December 31, 2001 and 2000 were approximately $7.7 million and $0.8 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base.

  Cost of Products Sold

        The cost of products sold included the costs of handsets and accessories and totaled approximately $25.6 million and $1.7 million during the years ended December 31, 2001 and 2000, respectively. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice. The increase in cost of products sold is primarily attributable to the increase in our gross customer additions of approximately 139,000. Handset subsidies on units sold by third parties totaled approximately $7.2 million and $0 for the years ended December 31, 2001 and 2000, respectively.

  Selling and Marketing

        Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred expenses of approximately $39.1 million and $4.2 million during the years ended December 31, 2001 and 2000, respectively. The increase in selling and marketing expenses was primarily attributable to an increase in gross customer additions of approximately 139,000 while being partially offset by lower CPGA rates.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $15.6 million and $7.5 million during the years ended December 31, 2001 and 2000, respectively. General and administrative expenses included approximately $4.1 million and $0.4 million of management fee expense (defined as 8% of collected service revenues) paid to Sprint PCS during the years ended December 31, 2001 and 2000, respectively. The increase in general and administrative expenses was primarily attributable to increased compensation and benefits related to the growth in the number of employees and the increase in management fee expense attributable to the increase in our subscriber base. As of December 31, 2001 and 2000, we had approximately 38 and 25 employees performing corporate support functions, respectively.

  Non-Cash Compensation for General and Administrative Matters

        During the years ended December 31, 2001 and 2000, non-cash compensation for general and administrative matters totaled approximately $0.4 million and $0.5 million, respectively. We apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

  Depreciation and Amortization

        Depreciation and amortization expense for the years ended December 31, 2001 and 2000 totaled approximately $24.3 million and $3.1 million, respectively. We depreciate our property and equipment using the straight-line method over five to 10 years. A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over three to 20 years.

  Interest Income

        For the years ended December 31, 2001 and 2000, interest income was approximately $8.9 million and $12.9 million, respectively. The interest income was generated from cash proceeds from our private equity sales, our initial public offering, senior subordinated discount notes and drawings under our senior secured credit facility. The proceeds were invested in short-term liquid investments. The decrease in interest income was primarily due to lower levels of cash and cash equivalents and lower interest rates during the year ended December 31, 2001 than during the year ended December 31, 2000.

  Interest Expense

        Interest expense totaled approximately $39.0 million during the year ended December 31, 2001. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at the prime rate plus a specified margin until May 2000 and was subsequently rolled under the reserve adjusted London interbank offered rate, based on contracts ranging from 30 to 180 days. During the year ended December 31, 2000, interest expense was approximately $23.8 million. The increase in interest expense was primarily due to higher debt levels during the year ended December 31, 2001 than during the year ended December 31, 2000.

        Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses.

  Net Loss

        For the years ended December 31, 2001 and 2000, our net loss was approximately $107.7 million and $46.6 million, respectively.

For the period from inception (September 29, 1999) to December 31, 1999

        From September 29, 1999 (inception) through December 31, 1999, our operating activities were focused primarily on developing a PCS business in portions of Nevada, including Reno, Carson City, Lake Tahoe and the transportation corridor west along I-80 to Auburn, California. During this period we did not generate any revenues and, as a result, incurred operating losses since inception. During this period, total cumulative expenses of approximately $2.0 million were incurred. These expenses related to non-cash compensation for general and administrative matters, salaries and benefits, professional fees and interest expense.

        Non-cash compensation for general and administrative matters totaled approximately $1.4 million for the period. This expense was determined using the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and was based on the fair market value of the common stock underlying options issued on November 1, 1999.

Liquidity and Capital Resources

        From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through December 31, 2001, we have principally relied on the proceeds from equity and debt financings, and to a limited extent revenues, as our primary sources of capital. We have now moved from a construction and build-out phase to an operational phase.

        Completion of our PCS network required substantial capital, of which approximately $205.2 million has been incurred through December 31, 2001 and approximately $35.0 million in additional capital expenditures is expected to be incurred to complete our required network build-out. Our build-out plan included the installation and/or acquisition of five switches and approximately 766 radio communications sites by the end of 2001. As of December 31, 2001, we had 33 retail stores in operation in our markets.

        As of December 31, 2001, we had approximately $130.0 million in cash, restricted cash and cash equivalents. Working capital was approximately $113.6 million. We believe we have sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses through 2004 when we expect to be free cash flow positive.

        Net cash used by operating activities was approximately $57.2 million and $6.1 million for the years ended December 31, 2001 and 2000, respectively. Net cash used in operating activities for the periods was primarily attributable to the operating loss being partly offset by non-cash items and cash used for working capital.

        Net cash provided by investing activities was approximately $3.0 million for the year ended December 31, 2001 and net cash used in investing activities was approximately $227.1 million for the year ended December 31, 2000. For the year ended December 31, 2001, in addition to capital expenditures of approximately $122.1 million, investing activities included acquisition costs and a cash advance to, net of cash acquired from, VIA Wireless, of approximately $24.7 million relating to the acquisition of VIA Wireless. Cash provided by investing activities included $99.8 million released from restricted cash and $50.0 million in proceeds from the sale of VIA Wireless' California PCS licenses. For the year ended December 31, 2000, net cash used in investing activities of approximately $227.1 million was related primarily to the purchase of the Spokane market for approximately $35.5 million and payment of $83.1 million for equipment needed in the construction of our portion of the Sprint PCS network. Also included in cash used in investing activities for the prior period was an investment of $105.0 million of restricted cash in short-term securities and an additional $3.5 million in other network assets acquired.

        Net cash provided by financing activities for the year ended December 31, 2001 was approximately $31.2 million, consisting primarily of $110.0 million in funding under the senior credit facility offset by approximately $75.5 million in long-term debt repayments. Debt repayments included payments made under our capital lease obligations, the pay down of the Rural Telephone Finance Cooperative senior credit facility of VIA Wireless, and the pay down of the outstanding Federal Communications Commission notes for the California PCS licenses assumed in the VIA Wireless acquisition. In addition, we incurred $2.8 million in deferred financing fees in connection with the increase in our senior credit facility related to the VIA Wireless acquisition. For the year ended December 31, 2000, net cash provided by financing activities was approximately $356.9 million, consisting primarily of preferred stock issued of $25.0 million, proceeds of $152.3 million from the senior subordinated discount notes, $105.0 million in drawings under the senior credit facility and the $106.2 million proceeds from the initial public offering. The proceeds were reduced by financing costs and IPO costs of approximately $22.5 million, preferred dividend payments of approximately $1.0 million and the repayment of an $8.0 million term loan.

        On October 28, 1999, the Company entered into agreements with a shareholder, SpectraSite Communications Inc., that owns and operates communications towers and who owned over 5% of our outstanding common stock at December 31, 2000 and approximately 4% at December 31, 2001. For the years ended December 31, 2001 and 2000, the Company incurred costs of approximately $16.1 million and $4.3 million, respectively, from SpectraSite for capital expenditures and lease expenses incurred during the periods. In addition, SpectraSite owed the Company approximately $1.2 million and $1.1 million as of December 31, 2001 and 2000, respectively. These amounts have subsequently been paid by SpectraSite.

        On September 24, 1999, the Company entered into an agreement with an affiliate of a shareholder, LCC International, Inc., which provided radio base station network design and optimization and site acquisition services to us in connection with our network build-out. The shareholder owned over 5% of our outstanding common stock at December 31, 2000 and in May 2001 reduced its holdings to less than 5%. For the years ended December 31, 2001 and 2000, the Company incurred costs of approximately $13.2 million and $18.4 million, respectively, from LCC for network design and optimization and site acquisition expenses incurred during the periods.

  Liquidity

        At December 31, 2001, we had approximately $130.0 million of cash, restricted cash and cash equivalents and total availability under our senior credit facility of $85.0 million. To date, we have used proceeds from our 2000 initial public offering of equity, the 2000 senior subordinated discount notes, borrowings from the senior credit facility, and to a limited extent revenues, to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our PCS network and acquired customers. We believe our financial position will be sufficient to meet the cash requirements of the business including: capital expenditures, operating losses, cash interest, required amortization of principal under the senior credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn (customer turnover), bad debt expense and travel revenue. We expect to be free cash flow positive in 2004.

  Factors That May Affect Operating Results and Liquidity

        In addition to the risk factors included in "Item 1. Business," the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

        We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred EBITDA (earnings before interest, taxes, depreciation and amortization) losses, excluding non-cash stock option compensation expense and other expense of approximately $0.8 million, in the year ended December 31, 2001 of approximately $52.2 million. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in the wireless industry, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

        We were able to re-instate the deposit requirement for new sub-prime credit customers in late February 2002 in connection with the Sprint PCS Clear Pay program. Sprint PCS has made the required program changes to effect the deposit requirement for sub-prime customers (which was present in all of our distribution channels until May 2001, when Sprint PCS introduced no deposit account spending limits (NDASL)).

        We may receive a significantly lower travel rate in 2003 and thereafter. We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, Sprint had the right to change the reciprocal travel rate exchanged for customers who roam into the other party's or another network partner's network. In April 2001, we, along with other network partners, and Sprint PCS reached an agreement in principle to reduce this reciprocal travel rate exchanged between Sprint PCS and us for customers who travel into the other party's, or another network partner's, markets. The rate was reduced from

$0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. Under the agreement in principle, the travel rate for UbiquiTel with respect to calendar 2002 is not expected to be less than $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. Depending on the details of the final agreement, the reciprocal travel rate may be less than the rate charged in 2002. While a much lower travel rate would significantly reduce the travel revenue we receive, it would also significantly reduce the travel expense we pay to Sprint PCS. The ratio of travel revenue to expense for the year ended December 31, 2001 was 2.5 to one. We project that by 2003, the growth in our customer base will result in a ratio of revenue to expense approaching one to one, minimizing the net earnings and EBITDA impact of any substantial reduction in the travel rate.

        Our ability to borrow funds under our senior credit facility may be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreement governing the senior credit facility. The senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting capital expenditures. We believe that we are currently in compliance, and will remain in compliance for the foreseeable future, with all financial and operational covenants relating to the senior credit facility. If we are unable to operate our business within the covenants specified in the senior credit facility, our ability to obtain future amendments to the covenants in the senior credit facility is not guaranteed and our ability to make borrowings required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse affect on our liquidity.

        Variable interest rates may increase substantially. At December 31, 2001, we had $215.0 million outstanding under our senior credit facility. The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 7.95% for the year ended December 31, 2001. Increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

        We may not be able to access the credit markets for additional capital if the liquidity discussed above is insufficient for the cash needs of our business. We frequently evaluate options for additional financings to supplement our liquidity position and maintain maximum financial flexibility. However, if the assumptions used in our projections are incorrect, we may be unable to raise additional capital.

  Capital Resources

        The senior subordinated discount notes due 2010 will require cash payments of interest beginning on October 15, 2005.

        The $300.0 million senior credit facility provides for a $55.0 million revolving loan, a term loan A of $120.0 million and a term loan B of $125.0 million. The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The commitment fee on unused borrowings is 1.375%, payable quarterly. As of December 31, 2001, $85.0 million remained available for borrowing under the senior credit facility. Our obligations under the senior credit agreement are secured by all of our assets. The senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting annual capital expenditures.

        As of December 31, 2001, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior subordinated discount notes and Sprint PCS agreement.

  Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior credit facility, the senior subordinated discount notes, capital leases and noncancelable operating lease agreements for office space, retail stores, cell sites and office equipment. Future minimum contractual cash obligations for the next five years and thereafter at December 31, 2001, are expected to be as follows (dollars in thousands):

		Payments Due by Period
		Years Ending December 31,
Contractual obligation
	Total	2002	2003	2004	2005	2006	Thereafter
Senior credit facility(1)	$215,000	$—	$—	$8,063	$14,500	$53,250	$139,187
Operating leases(2)	90,012	14,413	14,813	15,237	15,743	16,301	13,505
Capital leases	5,443	821	734	348	286	306	2,948
Senior discount notes(1)	300,000	—	—	—	—	—	300,000

	$610,455	$15,234	$15,547	$23,648	$30,529	$69,857	$455,640

(1)
Total repayments, excluding interest payments, are based on borrowings outstanding as of December 31, 2001, and do not include projected borrowings under the senior credit facility.

(2)
Does not include payments due under renewals to the original lease term.

        There are provisions in each of the agreements governing the senior credit facility and the senior subordinated discount notes that provide for an acceleration of repayment upon an event of default, as defined in the respective agreements.

  Inflation

        We believe that inflation has not had, and will not have, a material adverse effect on our results of operations.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, our operations are exposed to interest rate risk on our senior credit facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($192.0 million at December 31, 2001). Our variable rate debt consists of borrowings made under the senior credit facility ($215.0 million at December 31, 2001). Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

        We may decide, from time to time, to manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps, but are not obligated to do so. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

        The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and our senior credit facility based on our projected level of long-term indebtedness (dollars in thousands):

	Years ending December 31,
	2002	2003	2004	2005	2006
Senior subordinated discount notes	220,388	252,380	289,119	300,000	300,000
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—
Senior credit facility	245,000	245,000	236,937	222,437	169,187
Variable interest rate(1)	7.0%	7.5%	8.0%	8.0%	8.0%
Principal payments	—	—	8,063	14,500	53,250

(1)
The interest rate on the senior credit facility equals the London interbank offered rate (LIBOR) plus a weighted-average interest rate of 3.76%. LIBOR is assumed to equal 3.24% for 2002, 3.74% for 2003, and 4.24% for years 2004, 2005 and 2006. A 1.0% increase (decrease) in the variable interest rate would result in an approximate $2.5 million increase (decrease) in the interest expense.

ITEM 8. Financial Statements and Supplementary Data

        Reference is made to Item 14 for the financial statements meeting the requirements of Regulation S-X.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

PART III

ITEM 10. Directors and Executive Officers

        Information concerning our directors is incorporated herein by reference to UbiquiTel's definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders. For information concerning UbiquiTel's executive officers, see "Item 1. Business—Executive Officers of the Registrants."

ITEM 11. Executive Compensation

        The information required by this item is incorporated herein by reference to UbiquiTel's definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this item is incorporated herein by reference to UbiquiTel's definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders.

ITEM 13. Certain Relationships and Related Transactions

        The information required by this item is incorporated herein by reference to UbiquiTel's definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders.

PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.    Financial Statements.

UbiquiTel Inc. and Subsidiaries—Consolidated Financial Statements
Report of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999	F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999	F-7
Notes to Consolidated Financial Statements	F-8
Spokane District—Financial Statements
Report of Independent Auditors	F-31
Statements of Assets to be Sold as of March 31, 2000 (unaudited) and December 31, 1999 and 1998	F-32
Statements of Revenues and Expenses for the three months ended March 31, 2000 and 1999 (unaudited) and for the years ended December 31, 1999, 1998 and 1997	F-33
Notes to Statements of Assets to be Sold and Statements of Revenues and Expenses	F-34

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

Exhibit Number	Description
* 2.1	Amended and Restated Merger Agreement dated as of April 18, 2001 by and among UbiquiTel Inc., UbiquiTel Operating Company, the Merger Subsidiaries of UbiquiTel Inc., VIA Wireless LLC, the Stockholders and the Controlling Evans Stockholders. (2.1)
** 3.1	Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (3.1)
*** 3.2	Amendment to Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (3.2)
** 3.3	Amended and Restated Bylaws of UbiquiTel Inc. (3.2)
** 4.1	Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (10.21)

** 4.2
Warrant Registration Rights Agreement made as of April 11, 2000 by and among UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Paribas Corporation and PNC Capital Markets, Inc. (10.23)
# 4.3	First Amendment, dated as of June 12, 2000, to Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (4.3)
# 4.4	Warrant Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. (4.4)
# 4.5	Registration Rights Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. (4.5)
†** 10.1	Sprint PCS Management Agreement, as amended, dated as of October 15, 1998 by and between Sprint Spectrum, LP, WirelessCo, LP and UbiquiTel, LLC. (10.1)
†** 10.2	Sprint PCS Services Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.2)
** 10.3	Sprint Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Communications Company, LP and UbiquiTel, LLC. (10.3)
** 10.4	Sprint Spectrum Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.4)
†** 10.5
Asset Purchase Agreement dated as of December 28, 1999, as amended, by and between Sprint Spectrum, LP, Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP, Cox Communications PCS, LP, Cox PCS Leasing Co., LP, Cox PCS Assets, LLC and UbiquiTel Holdings, Inc. (10.5)
** 10.6	Amended and Restated Registration Rights Agreement made as of February 16, 2000 by and among UbiquiTel Holdings, Inc. and the shareholder signatories thereto. (10.7)
** 10.7	Shareholders' Agreement dated as of February 16, 2000 by and among UbiquiTel Holdings, Inc., DLJ Merchant Banking Partners II, L.P. and the several shareholders named therein. (10.8)
** 10.8	Stockholders' Voting Agreement dated November 23, 1999 by and among UbiquiTel Holdings, Inc. and the shareholder signatories thereto. (10.9)
** 10.9
Amended and Restated Consent and Agreement dated as of April 5, 2000 by and between Sprint Spectrum, LP, Sprint Communications Company, LP, WirelessCo, LP, Cox Communications PCS, LP, Cox PCS License, LLC and Paribas. (10.11)
## 10.10	Amended and Restated Warrant Agreement dated as of June 18, 2001 by and between UbiquiTel Inc. and Paribas North America, Inc. (10.1)
** 10.11
Series A Preferred Stock Purchase Agreement dated as of November 23, 1999 by and between UbiquiTel Holdings, Inc., The Walter Group, Inc., Donald A. Harris, Paul F. Judge, James Parsons, US Bancorp and the individuals listed on Exhibit A thereto. (10.13)
** 10.12
Purchase Agreement dated as of December 28, 1999 among UbiquiTel, L.L.C., UbiquiTel Holdings, Inc. and BET Associates, L.P. relating to $8,000,000 principal amount of UbiquiTel, L.L.C. 12% Senior Subordinated Notes due 2007 and Warrants to Purchase 9.75% of the Shares of Common Stock of UbiquiTel Holdings, Inc. (10.14)

** 10.13	Preferred Stock Purchase Agreement dated February 16, 2000 between UbiquiTel Holdings, Inc. and DLJ Merchant Banking Partners II, L.P. (10.15)
** 10.14	Employment Agreement dated as of November 29, 1999 by and between UbiquiTel Holdings, Inc. and Donald A. Harris. (10.17)
** 10.15
Credit Agreement dated as of March 31, 2000 by and between UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and Paribas, as agent, for a $250,000,000 credit facility. (10.18)
** 10.16
Purchase Agreement dated April 4, 2000 between UbiquiTel Inc., UbiquiTel Operating Company and Donaldson, Lufkin & Jenrette Securities Corporation, Paribas Corporation and PNC Capital Markets, Inc. (10.19)
** 10.17	Indenture dated as of April 11, 2000 between UbiquiTel Operating Company, UbiquiTel Inc. and American Stock Transfer & Trust Company. (10.20)
** 10.18
Registration Rights Agreement made as of April 11, 2000 by and among UbiquiTel Operating Company, UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Paribas Corporation and PNC Capital Markets, Inc. (10.22)
** 10.19	Founders Stock Agreement dated as of November 1, 1999 by and among UbiquiTel Holdings, Inc. and James Parsons, Donald A. Harris, Paul F. Judge, The Walter Group, Inc. and US Bancorp. (10.24)
** 10.20	Agreement between Lucent Technologies, Inc. and UbiquiTel Holdings, Inc., dated as of December 21, 1999. (10.26)
** 10.21	Note Guarantee of UbiquiTel Inc. (10.28)
** 10.22	Guarantee of UbiquiTel Inc. (10.29)
^ 10.23	Escrow Agreement dated as of August 13, 2001 by and among UbiquiTel Inc., UbiquiTel Operating Company, First Union National Bank as Escrow Agent and the Indemnitor Parties named therein. (10.33)
### 10.24
Second Amendment and Consent to Credit Agreement dated as of March 1, 2001 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time, BNP Paribas as agent, General Electric Capital Corporation and Fortis Capital Corp. (10.35)
### 10.25	Addendum VI dated February 22, 2001 to Sprint PCS Management Agreement by and between Sprint Spectrum, LP, Wireless Co., LP, and UbiquiTel Operating Company. (10.36)
### 10.26
Indemnification Agreement dated as of February 22, 2001 by and among UbiquiTel Inc., UbiquiTel Operating Company, the Merger Subsidiaries of UbiquiTel Inc. named therein, J.H. Evans Inc., and the Stockholders of J.H. Evans named therein. (10.37)
### 10.27	Consulting Agreement dated as of February 22, 2001 between UbiquiTel Inc., and Instant Phone, LLC. (10.38)
### 10.28	Purchase and Sale Agreement dated as of February 22, 2001 between UbiquiTel Inc. and VoiceStream PCS BTA I License Corporation. (10.39)
^ 10.29	Amended and Restated 2000 Equity Incentive Plan of UbiquiTel Inc. (10.39)

10.30
First Supplemental Indenture, dated as of November 12, 2001, to the Indenture dated as of April 11, 2000 between UbiquiTel Operating Company, UbiquiTel Inc. and American Stock Transfer and Trust Company.
** 10.31	Master Site Agreement dated as of May 11, 2000 between SpectraSite Communications, Inc. and UbiquiTel Leasing Company. (10.27)
10.32	Master Tower Space License Agreement dated as of April 4, 2001 between American Tower, L.P. and UbiquiTel Leasing Company and First Amendment thereto dated June 18, 2001.
10.33
Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Communication New York, Inc., Crown Castle PT Inc., Crown Castle South Inc., Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company.
** 10.34	Agreement dated as of September 24, 1999 between LCC International, Inc. and UbiquiTel Holdings, Inc. (10.25)
** 10.35	Master Design and Build Agreement dated as of May 23, 2000 between SpectraSite Communications, Inc. and UbiquiTel Leasing Company. (10.30)
21.1	Subsidiaries of UbiquiTel Inc.
23.1
Consent of Arthur Andersen LLP relating to UbiquiTel Inc.'s Registration Statements on Form S-3 (Registration No. 333-39956), Form S-3 (Registration No. 333-68082) and Form S-8 (Registration No. 333-70148).
23.2
Consent of Ernst & Young LLP relating to UbiquiTel Inc.'s Registration Statements on Form S-3 (Registration No. 333-39956), Form S-3 (Registration No. 333-68082) and Form S-8 (Registration No. 333-70148).
24.1	Powers of Attorney (included on signature pages).
99.1	Letter of UbiquiTel Inc. dated March 20, 2002 to the Securities and Exchange Commission regarding Arthur Andersen LLP.

*
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the fiscal quarter ended March 31, 2001 of UbiquiTel Inc. and UbiquiTel Operating Company.

**
Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (Reg. No. 333-32236).

***
Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-3 of UbiquiTel Inc. (Reg. No. 333-39956).

#
Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (Reg. No. 333-39956).

##
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2001 of UbiquiTel Inc. and UbiquiTel Operating Company.

###
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended December 31, 2000 of UbiquiTel Inc. and UbiquiTel Operating Company.

^
Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-3 of UbiquiTel Inc. (Reg. No. 333-68082).

†
Confidential treatment has been granted on portions of these documents.

        Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 14 is listed in exhibit numbers 10.14 and 10.29.

(b)  Reports on Form 8-K.

        One report on Form 8-K was filed during the quarter ended December 31, 2001:

Date	Item Reported On
October 17, 2001	Item 2. Acquisition or Disposition of Assets. UbiquiTel reported the completion of its sale of the California spectrum licenses of VIA Wireless to VoiceStream Wireless.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 22nd day of March, 2002.

UBIQUITEL INC.
By:	/s/ DONALD A. HARRIS Donald A. Harris President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Donald A. Harris and James J. Volk his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD A. HARRIS Donald A. Harris	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2002
/s/ JAMES J. VOLK James J. Volk	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 22, 2002
/s/ ROBERT A. BERLACHER Robert A. Berlacher	Director	March 22, 2002
/s/ JAMES E. BLAKE James E. Blake	Director	March 22, 2002
/s/ MATTHEW J. BOOS Matthew J. Boos	Director	March 22, 2002

/s/ PETER LUCAS Peter Lucas	Director	March 22, 2002
/s/ BRUCE E. TOLL Bruce E. Toll	Director	March 22, 2002
/s/ EVE M. TRKLA Eve M. Trkla	Director	March 22, 2002
/s/ JOSEPH N. WALTER Joseph N. Walter	Director	March 22, 2002
/s/ ERIC S. WEINSTEIN Eric S. Weinstein	Director	March 22, 2002

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Operating Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 22nd day of March, 2002.

UBIQUITEL OPERATING COMPANY
By:	/s/ DONALD A. HARRIS Donald A. Harris President and Chief Executive Officer

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Donald A. Harris and James J. Volk his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DONALD A. HARRIS Donald A. Harris	Sole Director, President and Chief Executive Officer (Principal Executive Officer)	March 22, 2002
/s/ JAMES J. VOLK James J. Volk	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 22, 2002

UBIQUITEL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

UbiquiTel Inc. and Subsidiaries—Consolidated Financial Statements
Report of Independent Public Accountants	F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-3
Consolidated Statements of Operations for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999	F-4
Consolidated Statements of Cash Flows for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999	F-5
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999	F-7
Notes to Consolidated Financial Statements	F-8
Spokane District—Financial Statements
Report of Independent Auditors	F-31
Statements of Assets to be Sold as of March 31, 2000 (unaudited) and December 31, 1999 and 1998	F-32
Statements of Revenues and Expenses for the three months ended March 31, 2000 and 1999 (unaudited) and for the years ended December 31, 1999, 1998 and 1997	F-33
Notes to Statements of Assets to be Sold and Statements of Revenues and Expenses	F-34

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

         To the Shareholders and Board of Directors of UbiquiTel Inc.:

        We have audited the accompanying consolidated balance sheets of UbiquiTel Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and the period from inception (September 29, 1999) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of UbiquiTel Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for the years ended December 31, 2001 and December 31, 2000 and the period from inception (September 29, 1999) to December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

New York, New York
February 15, 2002

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31, 2001	December 31, 2000
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$124,744	$147,706
Restricted cash	5,183	—
Accounts receivable, net of allowance for doubtful accounts of $4,244 and $88 at December 31, 2001 and 2000, respectively	15,951	1,297
Inventory	4,691	829
Prepaid expenses and other assets	9,032	1,768

Total current assets	159,601	151,600
PROPERTY AND EQUIPMENT, NET	260,957	47,651
CONSTRUCTION IN PROGRESS	17,029	72,221
RESTRICTED CASH	—	105,000
DEFERRED FINANCING COSTS, NET	13,496	12,244
GOODWILL, NET	39,994	11,456
INTANGIBLE ASSETS, NET	15,582	4,438
OTHER INTANGIBLES, NET	77,478	893
OTHER LONG-TERM ASSETS	4,293	592

Total assets	$588,430	$406,095

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,156	$20,050
Accrued expenses	15,712	716
Accrued compensation and benefits	3,468	836
Deferred revenue	5,456	545
Interest payable	1,942	212
Current portion of long-term debt	821	83
Other	7,496	1,543

Total current liabilities	46,051	23,985

LONG-TERM DEBT	398,284	258,233
OTHER LONG-TERM LIABILITIES	5,023	—
CAPITAL LEASE OBLIGATIONS, NON CURRENT	564	130

Total long-term liabilities	403,871	258,363

Total liabilities	449,922	282,348

COMMITMENTS AND CONTINGENCIES
REDEEMABLE WARRANTS	—	570

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2001 and 2000	—	—
Common stock, par value $0.0005 per share; 240,000 and 100,000 shares authorized at December 31, 2001 and 2000, respectively; 81,116 and 63,543 shares issued and outstanding at December 31, 2001 and 2000, respectively	41	32
Additional paid-in-capital	294,748	171,771
Accumulated deficit	(156,281)	(48,626)

Total stockholders' equity	138,508	123,177

Total liabilities and stockholders' equity	$588,430	$406,095

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Year Ended December 31, 2001	Year Ended December 31, 2000	For the Period from Inception (September 29, 1999) to December 31, 1999
REVENUES:
Service revenue	$84,702	$8,854	$—
Revenue from sale of handsets	8,871	429	—

Total revenues	93,573	9,283	—
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	65,433	9,226	—
Cost of products sold	25,620	1,693	—
Selling and marketing	39,119	4,166	—
General and administrative expenses excluding non-cash compensation charges	15,586	7,468	554
Non-cash compensation for general and administrative matters	387	491	1,395
Depreciation and amortization	24,348	3,134	—

Total costs and expenses	170,493	26,178	1,949

OPERATING LOSS	(76,920)	(16,895)	(1,949)
INTEREST INCOME	8,856	12,846	—
INTEREST EXPENSE	(38,978)	(23,771)	(29)
OTHER EXPENSE	(459)	—	—

LOSS BEFORE EXTRAORDINARY ITEM AND INCOME TAXES	(107,501)	(27,820)	(1,978)
INCOME TAX EXPENSE	(154)	—	—

LOSS BEFORE EXTRAORDINARY ITEM, NET OF INCOME TAXES	(107,655)	(27,820)	(1,978)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT, NET OF $0 TAX BENEFIT	—	(4,218)	—

NET LOSS	$(107,655)	$(32,038)	$(1,978)
LESS: PREFERRED STOCK DIVIDENDS	—	(14,601)	(9)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(107,655)	$(46,639)	$(1,987)

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK:
Loss applicable to common stockholders before extraordinary item	$(1.53)	$(1.07)	$(0.05)
Extraordinary item	—	(0.11)	—

Net loss applicable to common stockholders	$(1.53)	$(1.18)	$(0.05)

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	70,543	39,607	38,481

PRO FORMA INFORMATION (Note 2)
BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK:
Loss applicable to common stockholders before extraordinary item		$(0.77)
Extraordinary item		(0.07)

Net loss applicable to common stockholders		$(0.84)

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES		55,604

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31, 2001	Year Ended December 31, 2000	For the Period from Inception (September 29, 1999) to December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends	$(107,655)	$(27,820)	$(1,978)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	3,225	2,225	18
Amortization of intangible assets	5,044	1,105	—
Depreciation	19,304	2,029	—
Interest accrued on senior debt	24,395	15,782	—
Non-cash compensation from stock options granted to employees	387	491	1,395
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	(11,372)	(786)	—
Inventory	(3,186)	(828)	—
Prepaid expenses and other assets	(3,324)	(3,207)	(35)
Accounts payable and accrued expenses	15,998	4,912	384

Net cash used in operating activities	(57,184)	(6,097)	(216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(122,112)	(83,061)	(10)
Other acquisitions	—	(3,506)	—
Sale of assets	50,000	—	—
Purchase of Spokane market	—	(35,507)	—
Change in restricted cash	99,817	(105,000)	—
Acquisition costs and cash advance, net of cash acquired from VIA Wireless	(24,698)	—	—

Net cash provided by (used in) investing activities	3,007	(227,074)	(10)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated discount notes and detachable warrants	—	152,277	—
Repayment of long-term debt	(75,495)	(8,000)	8,000
Drawings under senior secured credit facility	110,000	105,000	—
Financing costs	(2,813)	(13,012)	(734)
Capital lease payments	(490)	(61)	—
Proceeds from issuance of convertible preferred stock subsequently converted to common stock	—	25,000	17,008
Preferred dividend payment	—	(1,008)	—
Warrants exercised	—	25	—
Proceeds from issuance of common stock	—	106,240	19
Proceeds from exercise of stock options	13	—	—
Offering costs	—	(9,543)	(108)

Net cash provided by financing activities	31,215	356,918	24,185

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,962)	123,747	23,959
CASH AND CASH EQUIVALENTS, beginning of period	147,706	23,959	—

CASH AND CASH EQUIVALENTS, end of period	$124,744	$147,706	$23,959

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,853	$9,380	$—
Cash paid for income taxes	63	—	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	3,000	17,281	4,076
Extraordinary item-early extinguishment of debt	—	4,218	—
Preferred stock accretion	—	13,593	9
Warrants exercised	570	—	—
Capital leases entered into	1,107	274	—
Deferred financing costs incurred but not paid	—	—	625
ASSETS AND LIABILITIES ACQUIRED IN NON-CASH TRANSACTION (NOTE 15):
Assets acquired	224,602	—	—
Liabilities assumed	39,424	—	—

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, at inception (September 29, 1999)	—	$—	—	$—	$—	$—	$—
Issuance of non-voting common stock	—	—	6,834	3	—	—	3
Issuance of non-voting common stock	—	—	32,000	16	—	—	16
Issuance of convertible preferred stock, net of offering costs	17,009	17	—	—	15,295	—	15,312
Equity participation compensation expense	—	—	—	—	1,395	—	1,395
Equity participation non-employees	—	—	—	—	739	—	739
Net loss applicable to common stockholders	—	—	—	—	—	(1,987)	(1,987)

BALANCE, December 31, 1999	17,009	$17	38,834	$19	$17,429	$(1,987)	$15,478
Issuance of Series B convertible preferred stock plus accretion	2,110	2	—	—	37,984	—	37,986
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	491	—	491
Issuance of warrants for senior subordinated discount note	—	—	—	—	16,302	—	16,302
Issuance of common stock	—	—	13,280	7	96,723	—	96,730
Cancellation of non-voting common stock	—	—	(32,000)	(16)	16	—	—
Conversion of preferred stock to common stock	(19,119)	(19)	38,237	19	—	—	—
Issuance of common stock to shareholders under the anti-dilution clause	—	—	214	—	616	—	616
Exercise of detachable warrants attached to senior subordinated discount note	—	—	4,978	3	2,210	—	2,213
Net loss applicable to common stockholders	—	—	—	—	—	(46,639)	(46,639)

BALANCE, December 31, 2000	—	$—	63,543	$32	$171,771	$(48,626)	$123,177
Issuance of common stock for VIA Wireless acquisition	—	—	16,400	8	122,008	—	122,016
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	387	—	387
Exercise of options	—	—	25	—	13	—	13
Exercise of warrants	—	—	1,148	1	569	—	570
Net loss applicable to common stockholders	—	—	—	—	—	(107,655)	(107,655)

BALANCE, December 31, 2001	—	$—	81,116	$41	$294,748	$(156,281)	$138,508

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Organization and Nature of Business

        UbiquiTel Inc. and Subsidiaries ("UbiquiTel" or the "Company") was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services ("PCS") in certain defined midsize and smaller markets in the western and midwestern United States.

        In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company), whose sole member was The Walter Group, entered into an agreement with Sprint PCS for no consideration given for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the approximately one million residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly "UbiquiTel Holdings, Inc.") was incorporated in Delaware. On November 1, 1999, the Company entered into a founders' agreement and issued common stock to a group of five shareholders including The Walter Group. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts, including the rights to the Sprint PCS agreements, to UbiquiTel. On December 28, 1999, UbiquiTel amended its agreement with Sprint PCS to expand the Company's markets to the northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky markets, which together with the Reno/Tahoe markets, contain approximately 7.7 million residents.

        On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) ("Operating Company"), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc.

        On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless LLC, a California limited liability company and Sprint PCS network partner ("VIA Wireless"). Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, shareholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel's common stock, and UbiquiTel assumed approximately $80.1 million of debt and incurred estimated transaction costs of $12.2 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. On February 21, 2001, in connection with the acquisition, UbiquiTel amended its agreement with Sprint PCS to expand our markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless' former affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which went into effect at the closing of the acquisition. On December 31, 2001, through a series of mergers, certain corporate members of VIA Wireless merged into the sole remaining member, VIA Holding Inc., which had become a wholly owned subsidiary of Operating Company effective immediately after the acquisition of VIA Wireless in August 2001.

        The consolidated financial statements contain the financial information of UbiquiTel Inc., its subsidiaries, UbiquiTel Operating Company, UbiquiTel Leasing Company, VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC, and UbiquiTel Inc.'s predecessor, UbiquiTel L.L.C. UbiquiTel L.L.C. did not have any operations or financial transactions for the period from its inception on August 24, 1998 through December 31, 1999, and no other assets or liabilities existed other than assets and contingencies under the contracts assigned to UbiquiTel Inc.

2.    Summary of Significant Accounting Policies

Principles of Consolidation and Use of Estimates

        The accompanying financial statements include the accounts of UbiquiTel Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Pro Forma Information

        Concurrent with the Company's initial public offering in June 2000, all of the shares of UbiquiTel's preferred stock were converted into shares of UbiquiTel's common stock on a two-for-one basis (see Note 6). Pro forma basic and diluted net loss per share of common stock for the year ended December 31, 2000 is computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to the conversion of preferred stock into common stock as if it had occurred on January 1, 2000.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement formally supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the Company's results of operations, financial position or cash flows.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset. The Company will adopt SFAS No. 143 on January 1, 2003. The adoption is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. The Company expects that the adoption of these accounting standards will reduce the amortization of goodwill and intangibles by approximately $0.6 million in 2002; however, recoverability reviews may result in periodic write-downs subsequent to the date of adoption.

Cash and Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. The carrying amount approximates fair value. Restricted cash at December 31, 2001 represented cash in escrow related to the VIA Wireless acquisition. Restricted cash at December 31, 2000 represented proceeds of term loan B and term loan A borrowings under Operating Company's senior credit facility.

Fair Value of Financial Investments

        The financial instruments of the Company, including cash and cash equivalents, restricted cash, accounts receivable, accounts payable, accrued expenses, accrued interest and long-term debt, approximate fair value either because of the near maturity of such financial instruments or that the interest rates on these instruments are comparable to market rates.

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

        Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

        Assets lives are as follows:

Network equipment	5-10 years
Computer equipment	5 years
Furniture and office equipment	5-7 years
Vehicles	5 years
Building	30 years

        Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

        Construction in progress includes equipment engineering, site development costs and internal labor costs incurred in connection with the build-out of the Company's PCS network. The Company capitalizes interest on its construction in progress activities. The capitalized interest is recorded as part of the asset to which it relates and is amortized over the remaining useful life of the asset. Interest capitalized for the years ended December 31, 2001 and 2000 was $4.9 million and $3.9 million, respectively.

Goodwill and Intangible Assets

        Goodwill represents the excess of cost over the estimated fair value of the net assets acquired. Through 2001, the Company amortized goodwill on a straight-line basis over a period of 20 years, which is the initial term of the management agreement. Intangible assets represent the estimated value of acquired subscriber bases at the dates of acquisition. Intangible assets are amortized on a straight-line basis over a period of three to five years. Other intangible assets represent the estimated value of VIA Wireless' Sprint PCS management agreement, and are being amortized on a straight-line basis over the remaining period of the Company's initial term of the management agreement. Amortization expense for goodwill, intangible assets and other intangible assets was approximately $5.0 million, $1.1 million and $0 for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999, respectively.

        The Company adopted SFAS No. 142 on January 1, 2002 which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Accordingly, all goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 are no longer being amortized, but will be reviewed for recoverability. Prior to the adoption of SFAS No. 142, the Company amortized goodwill over a period of 20 years which is the initial term of the Sprint PCS management agreement, and customer lists over a three to five year period.

Income Taxes

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

Extraordinary Items, Net

        On March 31, 2000, the Company finalized and executed a $250.0 million senior secured credit facility and terminated the old $25.0 million credit facility. Deferred financing costs of $1.7 million relating to the old facility were expensed as an extraordinary item during the year ended December 31, 2000. Also, on April 11, 2000, the Company repaid $8.0 million senior subordinated notes. The associated unamortized financing costs of approximately $2.5 million (inclusive of $2.2 million assigned to the detachable warrants associated with the notes) were expensed as an extraordinary item during the year ended December 31, 2000.

Net Loss Per Share

        The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic and diluted net loss per common share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of shares of common stock outstanding. Basic and diluted earnings per share for the year ended December 31, 2000 and for the period from inception (September 29, 1999) to December 31, 1999 is computed as if the shares from the initial public offering had been outstanding since the date of inception. In accordance with SFAS No. 128, incremental potential common shares from stock options have been excluded in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

        The following table summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an antidilutive effect.

	December 31, 2001	December 31, 2000	December 31, 1999
Stock options	4,611,000	4,233,500	3,200,000
Warrants	3,665,183	4,813,987	1,148,804

Total	8,276,183	9,047,487	4,348,804

Revenue Recognition

        The Company recognizes revenue as services are performed. Sprint PCS handles the Company's billings and collections and retains 8% of collected service revenues from Sprint PCS subscribers based in the Company's markets and from non-Sprint PCS subscribers who roam onto the Company's network. The amount retained by Sprint PCS is reported within "General and administrative expenses excluding non-cash compensation charges" in the Consolidated Statements of Operations. Revenues generated from the sale of handsets and accessories and from traveling services provided to Sprint PCS customers who are not based in the Company's markets are not subject to the 8% service revenue fee for Sprint.

        Sprint PCS pays the Company a traveling fee for each minute that a Sprint PCS subscriber based outside the Company's markets travels onto the Company's portion of the Sprint PCS network. Revenue from these services are recognized as the services are performed. Similarly, the Company pays traveling fees to Sprint PCS when a Sprint PCS subscriber based in the Company's markets travels onto the Sprint PCS network outside of the Company's markets. These costs are included in cost of service and operations. Traveling fees of $31.6 million, $3.0 million and $0 were earned for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999, respectively. Similarly, the Company paid Sprint PCS traveling fees of $10.7 million, $1.1 million and $0 for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999, respectively.

        Revenues from sale of handsets consist of proceeds from sales of handsets and accessories and are recorded at the time of the sale. This represents a separate earnings process. For the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999, revenues from sale of handsets totaled $8.9 million, $0.7 million and $0, respectively. During the fourth quarter of the year 2000, the Company adopted the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"). EITF 00-14 calls for recognition of sales incentives that result in a reduction in or refund of the selling price of a product as a reduction in revenue. Following the adoption of EITF 00-14 in the fourth quarter of 2000, the Company recognized a reduction in revenue of approximately $0.3 million. The reduction was netted against reported revenue from sale of handsets during the year ended December 31, 2000.

        The accounting policy for the recognition of activation fee revenue is to record the revenue over the periods such revenue is earned in accordance with the current interpretations of Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements."

        Activation fee revenue and direct customer activation costs have been deferred and are recorded over the average life for those customers (30 months) that pay an activation fee. For the years ended December 31, 2001 and 2000, the Company recognized approximately $0.6 million and $24,000 of activation fee revenue, respectively. The Company has deferred approximately $3.5 million and $0.2 million of activation fee revenue as of December 31, 2001 and 2000, respectively, to future periods.

        Accounts receivable, net includes amounts due from customers with respect to airtime service charges. The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Activity in the allowance for doubtful accounts for the years ended December 31, 2001 and 2000 was as follows:

	December 31, 2001	December 31, 2000
	(In Thousands)
Balance, beginning of year	$88	$—
Acquired from VIA Wireless (See Note 15)	1,232	—
Provision charged to expense	6,852	88
Charges to allowance	(3,928)	—

	$4,244	$88

Impairment of Long-Lived Assets

        The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Reclassifications

        Certain prior year amounts have been reclassified to conform with current year presentation.

Comprehensive Income

        No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any other comprehensive income to report.

3.    Sprint Agreements

        The Company entered into four major agreements with Sprint and Sprint PCS in late 1998. They are the management agreement, the services agreement, the trademark and service mark license agreement with Sprint and the trademark and service mark license agreement with Sprint PCS. As amended on December 28, 1999 and again effective August 13, 2001 in connection with the VIA Wireless acquisition, the management agreement allows the Company to exclusively offer Sprint PCS services in the Company's markets containing approximately 11.1 million residents—Reno/Tahoe/northern California; central valley of California; Spokane/Montana; southern Idaho/Utah/Nevada; and southern Indiana/Kentucky.

        The management agreement has an initial term of 20 years ending in October 2018 with three 10-year renewals. It can be terminated if either party provides the other with two years' prior written notice or unless the Company is in material default of its obligations. The key clauses within the management agreement are summarized as follows:

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

        Service Pricing.    The Company must offer Sprint PCS subscriber pricing plans designated for national offerings. The Company is permitted to establish local price plans for Sprint PCS products and services only offered in the Company's market. Sprint PCS retains 8% of the Company's collected service revenues but the Company retains 100% of revenues derived from traveling and sales of handsets and accessories and proceeds from sales not in the ordinary course of business.

        Traveling.    The Company earns travel revenues when a Sprint PCS customer from outside of the Company's markets travels onto the Company's network. Similarly, the Company pays Sprint PCS when the Company's own subscribers use the Sprint PCS nationwide network outside the Company's markets.

        Advertising and Promotion.    Sprint PCS is responsible for all national advertising and promotion of Sprint PCS products and services. The Company is responsible for advertising and promotion in the Company's markets.

        Program Requirements Including Technical and Customer Care Standards.    The Company must comply with Sprint PCS' program requirements for technical standards, customer service standards, national and regional distribution and national accounts programs.

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

4.    Property and Equipment, and Construction in Progress

        Property and equipment and construction in progress consisted of the following:

	December 31, 2001	December 31, 2000
	(In Thousands)
Network equipment	$264,165	$46,908
Vehicles	938	497
Furniture and office equipment	9,446	2,275
Leasehold improvements	2,941	—
Land	130	—
Buildings	4,670	—

	282,290	49,680
Accumulated depreciation	(21,333)	(2,029)

Property and equipment, net	$260,957	$47,651

Construction in progress	$17,029	$72,221

        Depreciation expense was approximately $19.3 million, $2.0 million and $0 for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999, respectively.

5.    Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations outstanding as of December 31, 2001 and 2000 were as follows:

	December 31, 2001	December 31, 2000
	(In Thousands)
14% senior subordinated discount notes	$300,000	$300,000
Less: Discount	(107,546)	(131,941)
Less: Detachable warrants	(13,228)	(14,826)
Senior secured credit facility	215,000	105,000
Capital lease obligations	1,148	213
Building mortgage and other long-term liabilities	4,295	—

Total long-term debt and capital lease obligations	399,669	258,446
Less: current maturities	821	83

Total long-term debt and capital lease obligations, excluding current maturities	$398,848	$258,363

        The interest rates for the senior secured credit facility ranged from 5.3% to 10.9% during the year ended December 31, 2001.

        On April 11, 2000, Operating Company issued 14% senior subordinated discount notes. See Note 14 for additional information.

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

        On March 1, 2001, Operating Company and Paribas and the other lenders under the senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel's acquisition of VIA Wireless, including Operating Company's subordinated bridge financing of up to $25.0 million to VIA Wireless pending the closing of the transaction. See Note 15 for a description of the VIA Wireless acquisition. The additional borrowing increased the term loan B to $125.0 million.

        The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The amount of each of the quarterly consecutive installments increases incrementally in accordance with the credit facility agreement. The amount that can be borrowed and outstanding under the revolving loan reduces in eight quarterly reductions of approximately $6.9 million beginning in December 2005.

        In the event Operating Company voluntarily prepays any of the term loan B prior to March 1, 2003, it is required to pay a prepayment premium of 1% of the principal amount then being repaid.

After March 1, 2003, Operating Company's voluntary prepayment of the term loan B will not be subject to a prepayment premium.

        Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loan and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London Interbank Offered Rate, commonly referred to as LIBOR, plus 4.25% for the revolving loan and term loan B and plus 3.25% for term loan A. In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility.

        Initial borrowings of $75.0 million under the term loan B were made on April 11, 2000. Draw downs of $30.0 million each under the term loan A were made on October 13, 2000 and April 12, 2001. On March 1, 2001, Operating Company made an additional borrowing of $50.0 million under the term loan B, following the execution of the credit amendment. These amounts were funded into an escrow account that was controlled by the lenders and could not be released until specified conditions had been satisfied, including, among others, that the Company had used all of the proceeds from the sale of its senior subordinated notes in April 2000 and from UbiquiTel's initial public offering of its common stock in June 2000 to pay fees and expenses in connection with those offerings, to fund the build-out of the Company's PCS network and for other general corporate and working capital purposes. The Company drew down from the escrow account approximately $150.0 million in August 2001 and the final $35.0 million in October 2001. On October 11, 2001, Operating Company made an additional borrowing of $30.0 million under the term loan A. In conjunction with the closing in April 2000 and increase of this facility in March 2001, the Company incurred financing fees of approximately $9.9 million which are being amortized over the term of the credit facility.

        In August 2001, the Company paid $69.6 million to the Rural Telephone Finance Cooperative to retire VIA Wireless' outstanding senior credit facility and paid $5.8 million to the Federal Communications Commission ("FCC") in repayment of the outstanding notes of VIA Wireless for the purchase of its FCC licenses for Fresno, Merced, Modesto, Stockton and Visalia, California, Johnstown, Pennsylvania, and Ada, Oklahoma.

        VIA Wireless had a mortgage in the amount of $3.9 million on the date of acquisition. The mortgage relates to a building and land that were purchased by VIA Wireless and had a balance of approximately $3.7 million at December 31, 2001. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000. The mortgage is due to be repaid in full by April 2015.

        The senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting capital expenditures. As of December 31, 2001, the Company believes it is in compliance with all financial and operational covenants associated with its senior credit facility and senior subordinated discount notes.

        Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years at December 31, 2001 and thereafter are as follows:

Years Ending December 31,	(In Thousands)
2002	$821
2003	734
2004	8,411
2005	14,786
2006	53,556
Thereafter	442,135

Total future long-term debt payments	$520,443

6.    Stockholders' Equity

Common Stock

        The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of shareholders and do not have any cumulative voting rights. Subject to the rights of the holders of any series of preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefor. Holders of shares of common stock have no preemptive, conversion, redemption, subscription or similar rights. If the Company liquidates, dissolves or winds up, the holders of shares of common stock are entitled to share ratably in the assets which are legally available for distribution, if any, remaining after the payment or provision for the payment of all debts and other liabilities and the payment and setting aside for payment of any preferential amount due to the holders of shares of any series of preferred stock.

        On November 1, 1999, the Company issued 6,834,000 shares of common stock to a group of five shareholders (the "Founders") as compensation for the Founders' efforts prior to that time on behalf of the Company and for the assignment of the Sprint PCS agreement for the Reno/Tahoe market. The fair value at the time of issuance was $0.50 per share. In accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") the Company recorded compensation expense of approximately $1.4 million which is presented as non-cash compensation for general and administrative matters in the Company's statements of operations. For stock issued to non-employees, the Company recorded a charge to additional paid-in-capital of approximately $0.7 million, as the Founders were involved in raising equity capital for the Company.

        On November 1, 1999, the Company also issued 32,000,000 non-vested shares of non-voting common stock to the Founders. These shares were issued to retain the Founders' 13.4% ownership interest in the event the Company issued additional stock and equity securities prior to its initial public offering. All outstanding shares of non-voting common stock were canceled as of the closing of the Company's initial public offering in June 2000, for nominal value.

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

Convertible Series A and Series B Preferred Stock

        On September 30, 1999, the Company entered into an escrow agreement with a group of investors intending to subscribe for and purchase a total of $17.0 million of the Company's Series A preferred stock. The investors agreed to deposit their subscription amounts in escrow pursuant to which the subscription payments would be held until the closing of the purchase of the Series A preferred stock.

        On November 23, 1999, the Company entered into a Series A preferred stock purchase agreement to sell a total of 17,008,500 shares of Series A preferred stock at a purchase price of $1.00 per share. Subject to the terms of the purchase agreement, the Company sold $1.0 million of Series A preferred stock on November 23, 1999 when the Company had firm commitments for at least $33.0 million in senior and subordinated debt financing, and the balance of approximately $16.0 million of Series A preferred stock was sold on December 23, 1999 prior to the execution of the senior and subordinated debt financing which occurred by December 31, 1999. Each share of the Series A preferred stock was convertible at any time after the date of issuance into common stock at an initial conversion price of $0.50 as adjusted for a 2-for-1 stock split subject to adjustments as defined in the purchase agreement. Upon the closing of the IPO in June 2000, all outstanding shares of Series A preferred stock were converted into shares of common stock at the then effective conversion rate.

        On February 25, 2000, DLJ Merchant Banking Partners II, L.P., an affiliate of Donaldson, Lufkin & Jenrette Securities Corporation, one of the Company's underwriters in its IPO and a predecessor to Credit Suisse First Boston Corporation ("CSFB"), entered into a securities purchase agreement whereby it purchased 2,110,347 shares of 7% convertible Series B preferred stock at a purchase price of $11.84 per share, or $25.0 million in the aggregate. Each share of Series B preferred stock was convertible at any time after the date of issuance into common stock at the then effective conversion rate. In accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features," upon issuance of the Series B preferred stock, the Company had a beneficial conversion resulting in a discount of approximately $13.0 million, which was recognized as a dividend to the preferred shareholder during the year ended December 31, 2000. Upon the closing of the IPO in June 2000, all outstanding shares of Series B preferred stock were converted into shares of common stock at the then effective conversion rate.

Dividends

        Holders of Series A and B preferred stock were entitled to receive cumulative dividends at a rate of 7% per annum out of the assets of the Company. The cumulative accrued dividends of approximately $1.0 million were paid in June 2000 concurrent with the conversion of preferred stock to common stock upon the closing of the IPO.

        The discount of approximately $13.0 million resulting from the allocation of the proceeds from the Series B preferred stock to the beneficial conversion feature was included in preferred stock dividends for the year ended December 31, 2000.

7.    Warrants

        At December 31, 2001, the Company had outstanding warrants to purchase an aggregate of 3,665,183 shares of common stock, including warrants to purchase 3,579,000 shares issued in connection with the 14% senior subordinated discount notes. These warrants, which were detachable, have been exercisable at any time after April 15, 2001 at $11.37 per share and have a ten-year life. Warrants to purchase 86,183 shares of common stock at an exercise price of $8.00 per share were issued to CSFB in connection with the senior subordinated discount notes offering and have been exercisable since June 13, 2001 and expire June 12, 2005. Warrants to purchase 1,148,804 shares of common stock exercisable at $0.005 per share were issued to Paribas in connection with the $25.0 million credit facility. Paribas exercised these warrants in May 2001 on a cashless basis and received 1,147,861 shares of common stock (net of 943 shares surrendered as payment of the exercise price).

        The Company's accounting for the warrants issued to Paribas was, at the time of issuance, based on the fair market value of the warrants of approximately $0.6 million and was determined by using the Black-Scholes model with the following assumptions: risk free interest rate of 6.4%, expected dividend yield of 0%, expected life of five years, and expected volatility of 70%.

8.    Stock Option Plan and Stock Options

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

        In 1999, the Company granted an aggregate of 650,000 non-qualified options vesting in equal installments over four years to three employees pursuant to its 2000 Equity Incentive Plan. These options had an exercise price of $0.50 per share. Following an employee's resignation from the Company, 200,000 non-qualified options were forfeited.

        In January 2000, the Company issued an aggregate of 320,000 non-qualified options to employees pursuant to its 2000 Equity Incentive Plan. Of these options, 60,000 options had an exercise price equal to the IPO price per share of $8.00 and the remaining 260,000 options had an exercise price that was approximately $7.50 less per share than the fair market value of the common stock on the date of grant. The Company is recognizing compensation expense of approximately $1.6 million over the 48-month vesting period for these options. During the years ended December 31, 2001 and 2000, the Company amortized $0.4 million and $0.5 million of this expense, respectively.

        In January 2000, the board of directors and shareholders of the Company approved the 2000 Equity Incentive Plan. In 2001, the Company's board of directors and shareholders approved the Amended and Restated 2000 Equity Incentive Plan (the "Plan"). The purpose of the Plan is to attract, retain and reward key employees, consultants and non-employee directors. A committee consisting of non-employee members from the board of directors administers the Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Plan. The Plan, as amended and approved by the board of directors and shareholders during 2001, authorizes up to 7,500,000 shares of common stock for issuance under the Plan and does not include awards paid in cash. During the year ended December 31, 2001, the committee granted under the Plan 362,500 stock options to various employees vesting over four years, 40,000 stock options to two non-employee directors vesting over three years and 45,000 stock options to six non-employee directors that were immediately exercisable.

        The following is a summary of the options granted and outstanding at December 31, 2001, 2000 and 1999, respectively:

	December 31, 2001		December 31, 2000		December 31, 1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,233,500	$2.19	3,200,000	$0.50	—	$—
Granted	447,500	6.93	1,233,500	6.31	3,200,000	0.50
Exercised	(25,000)	0.50	—	—	—	—
Forfeited	(45,000)	0.50	(200,000)	0.50	—	—

Outstanding at end of year	4,611,000	$2.72	4,233,500	$2.19	3,200,000	$0.50

Options exercisable at end of year	2,337,542	$1.68	1,037,500	$1.04	—	$—
Weighted average fair value of options granted during year		$7.45		$7.89		$—

        The following table summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Prices	Options Outstanding at December 31, 2001	Weighted-Average Exercise Price	Options Exercisable at December 31, 2001	Weighted-Average Exercise Price
$0.50	3,190,000	$0.50	1,965,000	$0.50
$4.75 - $9.26	1,421,000	8.55	372,542	7.91

        The Company applies APB No. 25 in accounting for its stock option grants to employees and directors. Except for the 260,000 options grants discussed above, no compensation cost has been recognized related to such grants in the accompanying statements of operations for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999. Had compensation cost for these grants been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and basic and diluted loss per share for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999 would have increased as indicated in the following pro forma amounts:

			For the Period from Inception (September 29, 1999) to December 31, 1999
	Year Ended December 31,
	2001	2000
	(In Thousands, Except Per Share Amounts)
Net loss:
As reported	$(107,655)	$(46,639)	$(1,987)
Pro forma	$(108,830)	$(47,396)	$(2,005)
Basic and diluted loss per share:
As reported	$(1.53)	$(1.18)	$(0.05)
Pro forma	$(1.54)	$(1.20)	$(0.05)

        The fair value of all of the option grants was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

			For the Period from Inception (September 29, 1999) to December 31, 1999
	Year Ended December 31,
	2001	2000
Weighted-average risk-free interest rate	5.78% - 6.34%	5.78% - 6.34%	5.78% - 6.34%
Expected dividend yield	0%	0%	0%
Expected life in years	1.5 - 2.0	1.5 - 2.0	1.5 - 2.0
Expected volatility	89%	70%	70%

        With respect to all options granted during the year ended December 31, 2001, the exercise prices were at fair market value.

9.    Income Taxes

        Income tax expense (benefit) for the years ended December 31, 2001 and 2000 differed from the amount computed by applying the statutory federal income tax rate of 34% to the loss recorded as a result of the following:

	Year Ended December 31,
	2001	2000
	(In Thousands)
Computed "expected" tax expense	$(36,601)	$(15,801)
State tax, net of federal benefit	(2,523)	(728)
Tax gain on sale of PCS licenses	13,629	—
Senior subordinated discount notes interest	954	—
Net adjustment for pre-acquisition VIA Wireless income allocation	(345)	—
Other	3,977	183
Change in valuation allowance	(16,557)	16,346
Purchase accounting-VIA Wireless acquisition	37,466	—

Total income tax expense (benefit)	$0	$0

        Since inception, the Company has generated losses for both book and tax purposes. The Company has not recorded potential income tax benefits that may be received and has not applied current losses to future years in which the Company has taxable income. Under accounting rules, these benefits can only be recorded when it is more likely than not that these benefits will be realized. Because the Company has a limited operating history, a full valuation allowance was recorded as of December 31, 2001 and 2000.

        At December 31, 2001, the Company had net operating loss carryforwards for federal and state income tax purposes totaling approximately $71.0 million, which will begin to expire in 2020. These carryforwards may be limited due to changes in ownership in accordance with Internal Revenue Service guidelines.

        The Company's net deferred tax asset consisted of the following amounts of deferred tax assets and liabilities as of December 31, 2001 and 2000:

	December 31,
	2001	2000
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,607	$114
Start-up/organizational costs	521	163
Non-deductible accruals	-	-
Non-cash compensation	861	936
Deferred activation	1,326	68
Accumulated amortization	703	-
Senior subordinated discount notes interest	13,457	6,431
Net operating losses	27,301	7,660
Other	8	1,365

Total deferred tax assets	$45,784	$16,737

Deferred tax liabilities:
Accumulated depreciation	$8,109	$50
Purchase accounting	40,506	-
Deferred expenses	311	68
Other	-	62

Total deferred tax liability	48,926	180

Subtotal	(3,142)	16,557
Valuation allowance	0	(16,557)

Net deferred tax asset (liability)	$(3,142)	$0

10.  Commitments

Leases

        The Company is obligated under operating leases for office space, retail stores, cell sites and office equipment. Future minimum annual lease payments under these operating leases for the next five years at December 31, 2001 and thereafter are as follows:

Years ending December 31:	(In Thousands)
2002	$14,413
2003	14,813
2004	15,237
2005	15,743
2006	16,301
Thereafter	13,505

Total future minimum lease payments	$90,012

        Rental expense for all operating leases was approximately $12.0 million, $2.5 million and less than $0.1 million for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999, respectively.

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

11.  Deferred Financing Costs

        During 1999, the Company incurred fees of $0.3 million and $1.8 million to secure commitments from lenders related to the 12% senior subordinated note and the $25.0 million credit facility, respectively. On March 31, 2000, the Company replaced the old $25.0 million facility with a new $250.0 million senior secured credit facility (See Note 5). An amount of $1.7 million related to the extinguishment of the old facility was expensed as an extraordinary item during the year. Costs to secure the new facility of approximately $7.1 million are included in deferred financing and are amortized over the term of the facility.

        On April 11, 2000, the Company finalized the issuance of $300.0 million senior subordinated discount notes. An amount of $6.3 million was incurred on the issuance. Following the issuance, the 12% senior subordinated note was prepaid and the unamortized financing cost of $0.3 million was expensed as an extraordinary item.

        In March 2001, the Company increased its senior credit facility from $250.0 million to $300.0 million (see Note 5). An amount of $2.8 million was incurred in connection with the increase in the facility, and is being amortized on a straight-line basis over the term of the facility.

        Amortization of deferred financing charges amounted to $1.5 million, $1.1 million and less than $0.1 million for the years ended December 31, 2001 and 2000 and for the period from inception (September 29, 1999) to December 31, 1999, respectively, and was included in interest expense.

12.  Related Party Transactions

        In 1999 and for the year ended December 31, 2000, certain shareholders of the Company provided services in connection with obtaining, negotiating and closing the preferred stock offering and $250.0 million senior secured credit facility. Fees incurred for those services amounted to $1.5 million and $1.0 million, respectively.

        In 1999 and the year ended December 31, 2000, the Company paid The Walter Group, Inc., a shareholder affiliated with a director, approximately $0.1 million and $13,000, respectively, for consulting services.

        On October 28, 1999, the Company entered into an agreement with a shareholder, SpectraSite Communications Inc., that owns and operates communications towers. For the years ended December 31, 2001 and 2000, the Company incurred costs of approximately $16.1 million and

$4.3 million, respectively, from SpectraSite for capital expenditures and lease expenses incurred during the periods. In addition, SpectraSite owed the Company approximately $1.2 million and $1.1 million as of December 31, 2001 and 2000, respectively. These amounts have subsequently been paid by SpectraSite.

        On September 24, 1999, the Company entered into an agreement with an affiliate of a shareholder, LCC International, Inc., which provided radio base station network design and optimization and site acquisition services to the Company in connection with the Company's network build-out. For the years ended December 31, 2001 and 2000, the Company incurred costs of approximately $13.2 million and $18.4 million, respectively, from LCC for network design and optimization and site acquisition expenses incurred during the periods.

        In July 2001, the Company's board of directors authorized a $300,000 payment to the former interim chief financial officer, who is a director and a shareholder, for his services in connection with the VIA Wireless acquisition and related matters, subject to the consummation of the VIA Wireless acquisition. Following the VIA Wireless acquisition in August 2001, the payment was made during the year ended December 31, 2001.

        Credit Suisse First Boston Corporation, a shareholder and holder of 86,163 warrants to purchase common stock, served as the Company's financial advisor in connection with the VIA Wireless acquisition. The Company paid CSFB approximately $2.8 million for the financial advisory services in the year ended December 31, 2001. In April 2000, the Company paid a commitment fee of approximately $0.5 million to an affiliate of CSFB in connection with the closing of the Company's offering of senior subordinated discount notes. CSFB also was an initial purchaser under the offering of the units of senior subordinated discount notes and warrants in April 2000, for which the Company paid CSFB approximately $4.5 million for performing these services. CSFB, through its predecessor, Donaldson, Lufkin & Jenrette Securities Corporation, was the lead manager of the Company's initial public offering and received underwriting compensation of approximately $6.6 million during the year ended December 31, 2000.

13.  Litigation

        UbiquiTel is not a party to any pending legal proceedings that management believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

14.  Wholly-Owned Operating Subsidiary Summarized Financial Information

        On April 11, 2000, Operating Company issued 14% senior subordinated discount notes (the "Notes") with a maturity value of $300.0 million and warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933. In August 2000, the Notes and warrants were registered with the Securities and Exchange Commission. The Notes were issued at a discount and generated approximately $152.3 million in gross proceeds. The value assigned from the proceeds to the warrants was approximately $15.9 million. The proceeds have been used to fund capital expenditures relating to the network build-out and operating losses. The Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%. Interest will become payable semiannually beginning on October 15, 2005. Up to 35% of the Notes may be redeemable on or prior to April 15, 2003 from net proceeds of one or more public equity offerings, other than UbiquiTel's IPO in June 2000. Any remaining Notes will be redeemable on or after April 15, 2005.

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

        UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. The summarized unaudited financial information of Operating Company as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000 is presented below:

  Summarized Balance Sheet Data

	December 31, 2001	December 31, 2000
	(In Thousands)
Assets:
Cash, restricted cash and other current assets	$159,601	$151,843
Property and equipment, net	260,957	47,651
Construction in progress	17,029	72,221
Other assets	4,293	16,797
Restricted cash	—	105,000
Intangible assets	133,054	—
Deferred financing costs	13,496	12,244

Total assets	$588,430	$405,756

Liabilities and Equity:
Accounts payable and accrued expenses	$43,288	$23,690
Accrued interest	1,942	212
Advances from parent	156,469	155,731
Other long-term liabilities	5,023	—
Long-term debts and leases	399,669	258,446

Total liabilities	606,391	438,079
Equity and accumulated deficit	(17,961)	(32,323)

Total liabilities and equity	$588,430	$405,756

  Summarized Statement of Operations Data

	Year Ended December 31, 2001	Year Ended December 31, 2000
	(In Thousands)
Revenues	$93,573	$9,283
Costs and expenses, including non-cash compensation charges	(170,493)	(26,178)
Interest (expense), net	(30,122)	(10,925)
Extraordinary item—loss on early extinguishments of debt	—	(4,218)
Other expense	(459)	—
Income tax	(154)	—

Net loss	$(107,655)	$(32,038)

15.  Acquisition of VIA Wireless LLC and Spokane Market

        On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless, a privately-held Sprint PCS network partner. Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, shareholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel's common stock valued at approximately $122.0 million, and UbiquiTel assumed approximately $80.1 million of debt and incurred estimated transaction costs of $12.2 million. The total purchase price and transaction costs were approximately $214.3 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California. The acquisition has been accounted for as a purchase and accordingly the operating results of VIA Wireless and its subsidiary have been included in the statement of operations from the date of acquisition.

        UbiquiTel has obtained a preliminary independent valuation of certain assets of VIA Wireless to preliminarily allocate the purchase price. The result of the preliminary valuation is as follows (in thousands):

Net tangible assets	$68,480
Sprint PCS management agreement	79,121
Subscriber base acquired	13,950
California PCS licenses	50,000

$211,551

        A condensed unaudited balance sheet stating the assigned values for each major asset, liability and equity account of VIA Wireless as of the date of acquisition (August 13, 2001) is as follows (in thousands):

Assets:
Cash and cash equivalents	$1,734
Other current assets	7,180
Property, plant and equipment, net	68,480
Sprint PCS management agreement	79,121
Subscriber base	13,950
California PCS licenses	50,000
Other long-term assets	4,137
Goodwill	29,084

$253,686

Liabilities and unitholders' equity:
Accounts payable and accrued liabilities	$19,625
Current portion of long-term debt	1,224
Other current liabilities	971
Deferred tax liabilities	3,082
Long-term debt	94,623
Unitholders' equity	134,161

$253,686

        As a result of the acquisition, the Company preliminarily recorded goodwill of $29.1 million. Goodwill will not be amortized in accordance with SFAS No. 142. The subscriber base acquired is being amortized over three years, which approximates the average life of the Company's customer in this market. The Sprint PCS management agreement is being amortized over 18 years, which approximates the remaining life of the initial term of the Sprint PCS agreement covering the VIA Wireless service area.

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

        The amount of the purchase price and its allocation were as follows (in thousands):

Net tangible assets	$18,892
Intangible assets—customer list	4,738
Goodwill	11,877

$35,507

        Through December 31, 2001, the resulting goodwill from the Spokane market acquisition was being amortized over 20 years, but effective January 1, 2002, goodwill is not being amortized due to the Company's adoption of SFAS No. 142.

        The acquisitions of VIA Wireless and the Spokane market have been accounted for as purchases and accordingly the results are included in the consolidated financial statements of the Company since their respective dates of acquisition. The following unaudited pro forma financial information assumes the acquisitions had occurred as of January 1, 2000:

	2001	2000
	(In Thousands, Except Per Share Data)
Total revenues	$125,323	$43,107
Net loss before extraordinary item and preferred stock dividends	(134,976)	(61,861)
Preferred stock dividends plus accretion	—	(14,601)
Net loss before extraordinary item	(134,976)	(76,462)
Extraordinary item—early extinguishment of debt	—	(4,218)
Net loss applicable to common stockholders	$(134,976)	$(80,680)
Net loss before extraordinary item and non-recurring items per common share, basic and diluted	$(1.91)	$(1.06)
Net loss per common share, basic and diluted	$(1.91)	$(1.12)

        The pro forma information is not necessarily indicative of the results that would have been reported had such events actually occurred on the date specified, nor is it intended to project the Company's results of operations or financial position for any future period.

16.  Supplementary Financial Information

        UbiquiTel's selected quarterly financial results of operations (unaudited) for each quarter in the years ended December 31, 2001 and 2000 were as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	(In Thousands, Except Per Share Amounts)
2001
Total revenues	$6,039	$11,075	$30,662	$45,797
Operating loss	(10,238)	(17,045)	(20,739)	(28,898)
Net loss	(14,064)	(24,090)	(29,568)	(39,933)
Basic and diluted earnings per share	$(0.22)	$(0.38)	$(0.40)	$(0.49)
2000
Total revenues	$69	$2,232	$3,251	$3,731
Operating loss	(957)	(2,771)	(4,722)	(8,445)
Net loss	(16,096)	(11,316)	(7,586)	(11,640)
Basic and diluted earnings per share	$(0.32)	$(0.22)	$(0.12)	$(0.19)

        The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

        During the quarter ended September 30, 2001, the Company consummated its acquisition of VIA Wireless (see Note 15).

17.  Restatement of Financial Statements

        On July 10, 2001, the Company revised its consolidated financial statements for the year ended December 31, 2000 to increase the preferred stock dividends plus accretion by $4,220,246. This correction of an error had no impact on the Company's assets or total stockholders' equity and it resulted in a corresponding decrease and increase to additional paid-in-capital and accumulated deficit, respectively. The change had no impact on loss before extraordinary item and preferred stock dividends and increased the loss before extraordinary item, net of income taxes and net loss by $4,220,246. The change increased the net loss per share and the net loss before extraordinary item per share for the year ended December 31, 2000 by $0.08 per share. The change had no impact on the Company's cash flows. The $8,766,000 originally recorded as a beneficial conversion in the consolidated financial statements for the year ended December 31, 2000 incorrectly assumed an $8.00 market value per share. The revision assumes a $9.00 market value per share of common stock.

REPORT OF INDEPENDENT AUDITORS

The Partners of Sprint Spectrum L.P.

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

                      Ernst & Young LLP

Kansas City, Missouri
February 29, 2000

Spokane District
(Wholly Owned by Sprint Spectrum L.P.)

Statements of Assets to Be Sold

		December 31,
	March 31, 2000
		1999	1998
	(Unaudited)
Assets:
Property, plant and equipment
Network equipment	$29,246,217	$29,038,828	$25,246,441
Other	235,232	231,661	185,586
Construction work in progress	166,960	211,167	349,480

Total property, plant and equipment	29,648,409	29,481,656	25,781,507
Less: accumulated depreciation	10,716,627	9,785,334	6,314,486

Net property, plant and equipment	18,931,782	19,696,322	19,467,021
Prepaid lease expense	92,776	87,416	83,767

Total assets to be sold	$19,024,558	$19,783,738	$19,550,788

See accompanying notes.

Spokane District
(Wholly Owned by Sprint Spectrum L.P.)

Statements of Revenues and Expenses

	Three Months Ended March 31,		Year Ended December 31,
	2000	1999	1999	1998	1997
	(Unaudited)
Revenues:
Net service revenues	$1,413,116	$953,630	$4,761,949	$2,590,169	$679,586
Net equipment revenues	160,767	182,327	862,978	690,479	566,595

	1,573,883	1,135,957	5,624,927	3,280,648	1,246,181
Expenses:
Cost of services	406,447	258,240	2,349,770	1,724,964	1,372,305
Cost of equipment	372,691	489,257	2,696,646	2,245,459	1,530,300
Selling, general and administrative	1,213,514	997,380	5,419,104	4,470,494	8,167,807
Depreciation	931,293	827,503	3,470,848	3,111,511	2,968,406

	2,923,945	2,572,380	13,936,368	11,552,428	14,038,818

Expenses in excess of net revenues	$1,350,062	$1,436,423	$8,311,441	$8,271,780	$12,792,637

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

Advertising

        Advertising costs are expensed when the advertisement occurs. Total advertising expense amounted to $1,034,896 in 1999, $813,563 in 1998 and $785,492 in 1997.

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

2000	$262,186
2001	136,436
2002	126,925
2003	129,511
2004	133,581
Thereafter	1,816,302

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

EXHIBIT INDEX

Exhibit Number	Description
10.30	First Supplemental Indenture, dated as of November 12, 2001, to the Indenture dated as of April 11, 2000 between UbiquiTel Operating Company, UbiquiTel Inc. and American Stock Transfer and Trust Company.
10.32	Master Tower Space License Agreement dated as of April 4, 2001 between American Tower, L.P. and UbiquiTel Leasing Company and First Amendment thereto dated June 18, 2001.
10.33	Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Communication New York, Inc., Crown Castle PT Inc., Crown Castle South Inc., Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company.
21.1	Subsidiaries of UbiquiTel Inc.
23.1	Consent of Arthur Andersen LLP relating to UbiquiTel Inc.'s Registration Statements on Form S-3 (Registration No. 333-39956), Form S-3 (Registration No. 333-68082) and Form S-8 (Registration No. 333-70148).
23.2	Consent of Ernst & Young LLP relating to UbiquiTel Inc.'s Registration Statements on Form S-3 (Registration No. 333-39956), Form S-3 (Registration No. 333-68082) and Form S-8 (Registration No. 333-70148).
24.1	Powers of Attorney (included on signature pages).
99.1	Letter of UbiquiTel Inc. dated March 20, 2002 to the Securities and Exchange Commission regarding Arthur Andersen LLP.

QuickLinks

UbiquiTel Inc. and UbiquiTel Operating Company Joint Annual Report on Form 10-K TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
POWER OF ATTORNEY
UBIQUITEL INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
UbiquiTel Inc. and Subsidiaries Consolidated Balance Sheets (In Thousands, Except Per Share Data)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Operations (In Thousands, Except Per Share Data)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Cash Flows (In Thousands)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In Thousands)
UbiquiTel Inc. and Subsidiaries Notes to Consolidated Financial Statements
Spokane District (Wholly Owned by Sprint Spectrum L.P.) Statements of Assets to Be Sold
Spokane District (Wholly Owned by Sprint Spectrum L.P.) Statements of Revenues and Expenses
Spokane District (Wholly Owned by Sprint Spectrum L.P.) Notes to Statements of Assets to Be Sold and Statements of Revenues and Expenses Years Ended December 31, 1999, 1998 and 1997
EXHIBIT INDEX