Form 10-Q
period 2002-03-31
UBIQUITEL INC
filed 2002-05-14
CIK 1108487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

There were 81,116,465 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at May 10, 2002.

There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at May 10, 2002, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries
Form 10-Q for the Quarter Ended March 31, 2002
INDEX

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UbiquiTel Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,567	$124,744
Restricted cash	5,205	5,183
Accounts receivable, net of allowance for doubtful accounts of $4,135 at March 31, 2002 and $4,244 at December 31, 2001	15,946	15,951
Inventory	2,117	4,691
Prepaid expenses and other assets	4,484	9,032

Total current assets	128,319	159,601
PROPERTY AND EQUIPMENT, NET	270,928	260,957
CONSTRUCTION IN PROGRESS	19,301	17,029
DEFERRED FINANCING COSTS, NET	13,032	13,496
GOODWILL, NET	39,994	39,994
INTANGIBLE ASSETS, NET	14,163	15,582
OTHER INTANGIBLES, NET	76,402	77,478
OTHER LONG-TERM ASSETS	5,480	4,293

Total assets	$567,619	$588,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,092	$11,156
Accrued expenses	16,989	15,712
Accrued compensation and benefits	1,358	3,468
Deferred revenue	6,523	5,456
Interest payable	1,844	1,942
Current portion of long-term debt	837	821
Other	8,005	7,496

Total current liabilities	50,648	46,051

LONG-TERM DEBT	405,060	398,284
OTHER LONG-TERM LIABILITIES	5,464	5,023
CAPITAL LEASE OBLIGATIONS, NON CURRENT	420	564

Total long-term liabilities	410,944	403,871

Total liabilities	461,592	449,922

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 81,116 shares issued and outstanding at March 31, 2002 and December 31, 2001	41	41
Additional paid-in-capital	294,842	294,748
Accumulated deficit	(188,856)	(156,281)

Total stockholders' equity	106,027	138,508

Total liabilities and stockholders' equity	$567,619	$588,430

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
REVENUES:
Service revenue	$43,550	$5,828
Revenue from sale of handsets	2,053	211

Total revenues	45,603	6,039
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	29,637	6,735
Cost of products sold	8,763	1,032
Selling and marketing	12,820	3,274
General and administrative expenses excluding non-cash compensation charges	6,068	2,978
Non-cash compensation for general and administrative matters	94	123
Depreciation and amortization	10,356	2,135

Total costs and expenses	67,738	16,277

OPERATING LOSS	(22,135)	(10,238)
INTEREST INCOME	471	3,594
INTEREST EXPENSE	(10,911)	(7,420)

LOSS BEFORE INCOME TAXES	(32,575)	(14,064)
INCOME TAX EXPENSE	—	—

NET LOSS	$(32,575)	$(14,064)

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.40)	$(0.22)

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	81,116	63,544

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,575)	$(14,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	863	764
Amortization of intangible assets	2,495	398
Depreciation	7,861	1,737
Interest accrued on senior debt	6,452	5,634
Non-cash compensation from stock options granted to employees	94	123
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	5	(521)
Inventory	2,574	(613)
Prepaid expenses and other assets	3,361	(1,541)
Accounts payable and accrued expenses	6,022	(321)

Net cash used in operating activities	(2,848)	(8,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,104)	(42,341)
Change in restricted cash	(22)	(50,000)
Cash advance to VIA Wireless	—	(5,000)
Acquisition costs	—	(4,140)

Net cash used in investing activities	(21,126)	(101,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings under senior secured credit facility	—	50,000
Capital lease and long-term debt payments	(203)	(42)

Net cash (used in) provided by financing activities	(203)	49,958

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,177)	(59,927)
CASH AND CASH EQUIVALENTS, beginning of period	124,744	147,706

CASH AND CASH EQUIVALENTS, end of period	$100,567	$87,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,402	$3,465
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	2,000	9,021

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

        The consolidated financial information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company's financial position at March 31, 2002, the Company's operations for the three months ended March 31, 2002 and 2001, and the Company's cash flows for the three months ended March 31, 2002 and 2001. Operating results for the three months ended March 31, 2002 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 of UbiquiTel which are included in its Annual Report on Form 10-K for the year ended December 31, 2001.

Principles of Consolidation and Use of Estimates

        The accompanying financial statements include the accounts of UbiquiTel Inc. and its subsidiaries (see Note 2). All significant intercompany balances and transactions have been eliminated.

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

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the Company's results of operations, financial position or cash flows.

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

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. Any write-down of goodwill up to and including December 31, 2001 would not be subject to the rules of this new standard. The adoption of SFAS No. 142 is expected to reduce the amortization of goodwill by approximately $0.6 million for the twelve months ending December 31, 2002; however, recoverability reviews may result in periodic write-downs subsequent to the date of adoption.

2. ORGANIZATION AND NATURE OF BUSINESS

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

        The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, Operating Company, UbiquiTel Leasing Company, VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC.

3. BASIC AND DILUTED NET LOSS PER SHARE

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

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Stock options	4,611,000	4,271,000
Warrants	3,665,183	4,813,987

Total	8,276,183	9,084,987

4. PROPERTY AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

        Property and equipment and construction in progress consisted of the following (in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
Network equipment	$280,992	$264,165
Vehicles	1,171	938
Furniture and office equipment	10,023	9,446
Leasehold improvements	3,136	2,941
Land	130	130
Buildings	4,670	4,670

	300,122	282,290
Accumulated depreciation	(29,194)	(21,333)

Property and equipment, net	$270,928	$260,957

Construction in progress	$19,301	$17,029

        Depreciation expense was approximately $7.9 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt and capital lease obligations outstanding as of March 31, 2002 and December 31, 2001 were as follows (in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
14% senior subordinated discount notes	$300,000	$300,000
Less: Discount	(101,094)	(107,546)
Less: Detachable warrants	(12,828)	(13,228)
Senior secured credit facility	215,000	215,000
Capital lease obligations	1,003	1,148
Building mortgage and other long-term liabilities	4,236	4,295

Total long-term debt and capital lease obligations	406,317	399,669
Less: current maturities	837	821

Total long-term debt and capital lease obligations, excluding current maturities	$405,480	$398,848

        The interest rates for the senior secured credit facility ranged from 5.2% to 6.6% during the three months ended March 31, 2002.

        On April 11, 2000, Operating Company issued 14% senior subordinated discount notes. See Note 6 for additional information.

        On February 22, 2000, Operating Company received a commitment letter from Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto for a $250.0 million senior secured credit facility. UbiquiTel has guaranteed the credit facility which was finalized and executed on March 31, 2000. The credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million.

        On March 1, 2001, Operating Company and Paribas and the other lenders under the senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel's acquisition of VIA Wireless, including Operating Company's subordinated bridge financing of up to $25.0 million to VIA Wireless pending the closing of the transaction. See Note 7 for a description of the VIA Wireless acquisition. The additional borrowing increased the term loan B to $125.0 million.

        The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The amount of each of the quarterly consecutive installments increases incrementally in accordance with the credit facility agreement. The amount that can be borrowed and outstanding under the revolving loan reduces in eight quarterly reductions of approximately $6.9 million beginning with December 2005.

        In the event Operating Company voluntarily prepays any of the term loan B prior to March 1, 2003, it is required to pay a prepayment premium of 1% of the principal amount then being repaid. After March 1, 2003, Operating Company's voluntary prepayment of the term loan B will not be subject to a prepayment premium.

        Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loan and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London Interbank Offered Rate, commonly referred to as LIBOR, plus 4.25% for the revolving loan and term loan B and plus 3.25% for term loan A. In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility. In conjunction with the closing of the credit facility in April 2000 and the increase in the facility in March 2001, the Company incurred financing fees of approximately $9.9 million which are being amortized over the term of the credit facility.

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

        VIA Wireless had a mortgage in the amount of $3.9 million on the date of acquisition. The mortgage relates to a building and land that were purchased by VIA Wireless and had a balance of approximately $3.7 million at March 31, 2002. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000. The mortgage is due to be repaid in full by April 2015.

        The senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting capital expenditures. Beginning with the three months ending September 30, 2002, the Company must meet additional financial ratios including total debt to adjusted EBITDA and senior debt to adjusted EBIDTA (each as defined in the credit facility). Beginning with the three months ending December 31, 2003, the Company must meet additional financial ratios including interest coverage to EBITDA, total debt to EBITDA and senior debt to EBITDA (each as defined in the credit facility), among other restrictions. As of March 31, 2002, the Company believes it is in compliance with all financial and operational covenants associated with its senior credit facility and senior subordinated discount notes.

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

        UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. The summarized financial information of Operating Company as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is presented below (in thousands):

Summarized Balance Sheet Data	March 31, 2002	December 31, 2001
	(Unaudited)
Assets:
Cash, restricted cash and other current assets	$128,319	$159,601
Property and equipment, net	270,928	260,957
Construction in progress	19,301	17,029
Other assets	5,480	4,293
Intangible assets	130,559	133,054
Deferred financing costs	13,032	13,496

Total assets	$567,619	$588,430

Liabilities and Equity:
Accounts payable and accrued expenses	$47,967	$43,288
Accrued interest	1,844	1,942
Advances from parent	156,563	156,469
Other long-term liabilities	5,464	5,023
Long-term debts and leases	406,317	399,669

Total liabilities	618,155	606,391
Equity and accumulated deficit	(50,536)	(17,961)

Total liabilities and equity	$567,619	$588,430

	Three Months Ended March 31,
Summarized Statement of Operations Data
	2002	2001
	(Unaudited)	(Unaudited)
Revenues	$45,603	$6,039
Costs and expenses, including non-cash compensation charges	(67,738)	(16,277)
Interest expense	(10,440)	(3,826)

Net loss	$(32,575)	$(14,064)

7. ACQUISITION OF VIA WIRELESS LLC

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

        The unaudited pro forma financial information below presents the results of operations as if the acquisition had occurred as of January 1, 2001 and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred at January 1, 2001.

Three Months Ended March 31, 2001
(In thousands, except per share data)
Total revenues	$16,416
Operating loss	(15,177)
Net loss	(19,600)
Net loss per common share, basic and diluted	$(0.25)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

        This Quarterly Report on Form 10-Q includes forward-looking statements that involve known and unknown risks, uncertainties and other factors. Our actual results could differ materially from the results anticipated in these forward-looking statements. Investors are referred to the documents filed by UbiquiTel with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including, but not limited to:

  •
  UbiquiTel's dependence on its affiliation with Sprint PCS;

  •
  changes in and the competitiveness of Sprint's pricing plans, products and services;

  •
  Sprint PCS' credit policies;

  •
  customer quality;

  •
  changes in Sprint's fee structure with UbiquiTel;

  •
  the ability of Sprint PCS to provide back office, customer care and other services;

  •
  increased competition in UbiquiTel's markets;

  •
  the potential to experience a high rate of customer turnover;

  •
  anticipated future losses;

  •
  adequacy of bad debt and other reserves;

  •
  rates of penetration in the wireless industry;

  •
  UbiquiTel's ability to manage anticipated growth and rapid expansion;

  •
  changes in population;

  •
  changes or advances in technology;

  •
  UbiquiTel's ability to finance future growth opportunities; and

  •
  general economic and business conditions.

        These and other applicable risks are described under the caption "Business—Risk Factors" and elsewhere in UbiquiTel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission.

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

        Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. In 2000, Operating Company entered into a $250.0 million senior credit facility in March and sold 300,000 units in April consisting of senior subordinated discount notes and warrants to purchase an aggregate of 3,579,000 shares of UbiquiTel common stock for gross proceeds of approximately $152.3 million. Additionally, we acquired Sprint PCS' Spokane, Washington PCS network and related assets for $35.5 million in cash in April 2000. We completed our initial public offering of common stock in 2000 in which we sold 12,500,000 shares in June and an additional 780,000 shares upon exercise of a portion of the underwriters' overallotment option in July for gross proceeds of approximately $106.2 million. In November 2000, we launched our Reno/Tahoe market and in December 2000, we launched our northern Utah market.

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

        As of March 31, 2002, we had approximately 202,100 subscribers. As of March 31, 2002, our network covered approximately 7.2 million residents which represents 65% of the licensed population in our markets.

        From our inception on September 29, 1999 through March 31, 2002, we have incurred losses of approximately $188.9 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we continue to build our customer base and construct our PCS network. Through March 31, 2002, we incurred approximately $226.3 million of capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases.

        As a Sprint PCS network partner, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS invested approximately $90.0 million for the PCS licenses in our markets and incurred additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of other Sprint PCS network partners.

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

  Valuation of Accounts Receivable and Inventories:

        Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program has been replaced by the "Clear Pay Program," which re-instated the deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. We re-implemented deposit requirements for all new sub-prime subscribers on the Clear Pay program in late February 2002 and we believe that this policy will reduce our future bad debt exposure. If these estimates are insufficient for any reason, our operating income, earnings before interest, taxes, depreciation, amortization and non-cash compensation (EBITDA), and available cash would be reduced.

        Reserve for Obsolete/Excess Inventory—We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured and for defective models and accessories that have been returned by customers. With the migration to a 1XRTT network, we will need to continue to monitor the depletion of our current inventory levels. If we do not deplete the inventory that is not capable of providing 1XRTT services prior to our complete rollout of 1XRTT, we may have to record a reserve for any remaining obsolete or excess inventory due to lower realizable retail prices on those handsets. If the estimate of obsolete inventory is understated, operating income and EBITDA would be reduced.

  Revenue Recognition:

        We record equipment revenue for the sale of handsets and accessories to customers in our retail stores and local agents. We do not record equipment revenue on handsets and accessories purchased by our customers from national third party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint PCS. Our customers pay an activation fee when they initiate service. We defer this activation fee and record activation fee revenue over the average life of our customers, which we estimate to be 30 months. We recognize service revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

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

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires non-amortization of goodwill and intangible assets that have indefinite useful lives and annual tests of impairment of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairment, and requires additional disclosure of information about goodwill and other intangible assets. The adoption of SFAS No. 142 is expected to reduce the amortization of goodwill by approximately $0.6 million for the twelve months ending December 31, 2002. We will assess on an annual basis the fair values of the reporting units housing the goodwill and intangibles and, if necessary, assess on an interim basis for any impairments. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken.

Results of Operations

Analysis of the three months ended March 31, 2002 compared to the three months ended March 31, 2001

        On August 13, 2001, we acquired another Sprint PCS network partner, VIA Wireless LLC, the exclusive Sprint PCS provider to the central valley of California market. The transaction was accounted for as a purchase and accordingly the operating results of VIA Wireless have been included in the statement of operations from the date of acquisition. We added approximately 50,500 subscribers as a result of the acquisition.

        Terms such as customer additions, churn, average revenue per user and cost per gross addition are metrics used in the wireless communications industry. None of these terms are measures of financial performance under generally accepted accounting principles in the United States.

  Customer Additions

        As of March 31, 2002, we provided personal communications services to approximately 202,100 customers compared to approximately 21,900 customers as of March 31, 2001. During the three months ended March 31, 2002, we added 23,100 net additions compared to 5,300 net additions for the prior period. The increase in net customers acquired was primarily due to increasing our network coverage (covered POPs) from 2.6 million at March 31, 2001 to 7.2 million at March 31, 2002.

  Churn

        Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period. Churn for the three months ended March 31, 2002 was approximately 4.3%, compared to 2.9% for the three months ended March 31, 2001. The increase in churn was primarily the result of an increase in the amount of sub-prime credit quality customers we added whose service was involuntarily discontinued during the period and customers acquired from VIA Wireless in August 2001.

  Average Revenue Per User (ARPU)

        An important operating metric in the wireless industry is average revenue per user (ARPU). ARPU summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended March 31, 2002 and 2001, our ARPU was approximately $58 and $54, respectively. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

  Cost Per Gross Addition (CPGA)

        Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of equipment, and reducing that amount by the equipment revenue recorded. That net amount is then divided by the gross customers acquired during the period. CPGA was approximately $413 for the three months ended March 31, 2002 compared to approximately $458 for the three months ended March 31, 2001. The decrease in CPGA primarily resulted from the increase in gross customer additions for the three months ended March 31, 2002 compared to the three months ended March 31, 2001, which reduced fixed costs on a per add basis.

  Revenues

  •
  Subscriber Revenue. Subscriber revenue during the three months ended March 31, 2002 and 2001 was approximately $33.5 million and $3.0 million, respectively. Subscriber revenue consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets and cancellation fees less reductions for billing adjustments and billing corrections. Our customers' charges are dependent on their rate plans, based on the number of minutes included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

  •
  Sprint PCS Travel Revenue. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. On April 27, 2001, Sprint PCS announced it had reached an agreement in principle with certain Sprint PCS network partners, including UbiquiTel, to reduce the reciprocal travel rate exchanged between Sprint PCS and the network partners. The rate was reduced from $0.20 per minute of use to $0.15 per minute beginning June 1, 2001, and further reduced to $0.12 per minute beginning October 1, 2001. The travel rate for 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement have not yet been finalized. Depending on the details of the final agreement, the reciprocal travel rate may be less than the rate charged in 2002.

    During the three months ended March 31, 2002, we captured approximately 83.5 million of system travel minutes generating approximately $9.5 million in travel revenue. During the three months ended March 31, 2001, we captured approximately 11.0 million of system travel minutes generating approximately $2.7 million in travel revenue from markets where we had launched operations. The increase in Sprint PCS travel revenue was due to the increase in travel minutes of use, offset by the decrease in the reciprocal Sprint PCS travel rate noted above. The increase in travel minutes of use represented $17.6 million of travel revenue, and the decrease in the reciprocal Sprint PCS travel rate represented $10.8 million reduction of travel revenue.

  •
  Non-Sprint PCS Roaming Revenue. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $0.6 million in non-Sprint PCS roaming revenue during the three months ended March 31, 2002 compared to approximately $0.1 million during the three months ended March 31, 2001. The increase in non-Sprint PCS roaming revenue was attributable to an increase in non-Sprint PCS roaming minutes from 0.4 million during the three months ended March 31, 2001 to 1.7 million during the three months ended March 31, 2002 resulting from the significant expansion of our network build-out.

  •
  Product Sales Revenue. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of sales incentives and returns, as product sales revenue. The amounts recorded during the three months ended March 31, 2002 and 2001 for product sales totaled approximately $2.0 million and $0.2 million, respectively, and the increase was primarily due to an increase in gross additions.

  Cost of Service and Operations

  •
  Network Operations Expenses. Expenses totaling approximately $13.6 million were incurred during the three months ended March 31, 2002 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges as compared to approximately $5.2 million during the three months ended March 31, 2001. The increase in network operations expenses was attributable to the significant expansion of our network build-out. As of March 31, 2002, our network supported approximately 202,100 customers, 794 active cell sites and 5 switches. As of March 31, 2001, the network supported 21,900 customers, 207 active cell sites and 3 switches.

  •
  Roaming and Travel Expenses. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended March 31, 2002, our customers generated approximately 42.7 million of roaming and travel minutes resulting in approximately $5.5 million in roaming and travel fees. During the three months ended March 31, 2001, our customers generated approximately 3.8 million of roaming and travel minutes resulting in approximately $1.1 million of roaming and travel fees. The increase in minutes was attributable to the substantial increase in our customer base. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS' or another network partner's network decreased during 2001 and again for 2002. We expect the increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS. The increase in roaming and travel expense was attributable to the increase in roaming and travel minutes of use from 3.8 million during the three months ended March 31, 2001 to 42.7 million during the three months ended March 31, 2002, which accounted for $10.7 million in additional expense, offset by a positive variance of $6.3 million resulting from the changes in the reciprocal rate received from Sprint PCS.

  •
  Bad Debt Expense. Bad debt expense during the three months ended March 31, 2002 and 2001 was approximately $6.4 million and approximately $0.1 million, respectively. The increase in bad debt expense was primarily attributable to the no deposit Clear Pay program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

  •
  Operating Expenses. Operating expenses during the three months ended March 31, 2002 and 2001 were approximately $4.1 million and $0.5 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base.

  Cost of Products Sold

        The cost of products sold included the costs of handsets and accessories and totaled approximately $8.8 million and $1.0 million during the three months ended March 31, 2002 and 2001, respectively. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice. The increase in cost of products sold was primarily attributable to the increase in our subscriber base and inventory reserves of approximately $1.2 million that were recorded during the three months ended March 31, 2002. Handset subsidies on units sold by third parties totaled approximately $2.9 million and $0.3 million for the three months ended March 31, 2002 and 2001, respectively.

  Selling and Marketing

        Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred expenses of approximately $12.8 million and $3.3 million during the three months ended March 31, 2002 and 2001, respectively. The increase in selling and marketing expenses was primarily attributable to an increase in gross customer additions while being partially offset by lower CPGA rates.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $6.1 million and $3.0 million during the three months ended March 31, 2002 and 2001, respectively. General and administrative expenses included approximately $2.2 million and $0.2 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the three months ended March 31, 2002 and 2001, respectively. The increase in general and administrative expenses was primarily attributable to increased compensation and benefits related to the growth in the number of employees and the increase in management fee expense attributable to the increase in our subscriber base. As of March 31, 2002 and 2001, we had approximately 73 and 43 employees performing corporate support functions, respectively.

  Non-Cash Compensation for General and Administrative Matters

        During the three months ended March 31, 2002 and 2001, non-cash compensation for general and administrative matters totaled approximately $0.1 million and $0.1 million, respectively. We apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended March 31, 2002 and 2001 totaled approximately $10.4 million and $2.1 million, respectively. We depreciate our property and equipment using the straight-line method over five to 10 years. A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over three to 20 years. The increase in depreciation and amortization expense was primarily due to increased depreciation expense resulting from the expansion of our network build-out, depreciation expense resulting from the tangible assets associated with the VIA Wireless acquisition in August 2001, and increased amortization from the subscriber base and Sprint PCS management agreement resulting from the VIA Wireless acquisition.

  Interest Income

        For the three months ended March 31, 2002 and 2001, interest income was approximately $0.5 million and $3.6 million, respectively. The interest income was generated from cash, cash equivalents and restricted cash balances. The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the three months ended March 31, 2002 than during the three months ended March 31, 2001.

  Interest Expense

        Interest expense totaled approximately $10.9 million during the three months ended March 31, 2002. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. During the three months ended March 31, 2001, interest expense was approximately $7.4 million. The increase in interest expense was primarily due to higher debt levels during the three months ended March 31, 2002 than during the three months ended March 31, 2001.

        Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. We expect our interest expense to increase in the future as we borrow under our senior credit facility to fund our network build-out and operating losses and due to expected increases in interest rates.

  Net Loss

        For the three months ended March 31, 2002 and 2001, our net loss was approximately $32.6 million and $14.1 million, respectively.

Liquidity and Capital Resources

        From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through March 31, 2002, we have principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. During the three month period ended September 30, 2001, we moved from a construction and build-out phase to an operational phase.

        Completion of our PCS network required substantial capital, of which approximately $226.3 million has been incurred through March 31, 2002 and approximately $35.0 million in additional capital expenditures is expected to be incurred to complete our required network build-out. Our build-out plan included the installation and/or acquisition of five switches and approximately 794 radio communications sites by March 31, 2002. As of March 31, 2002, we had 33 retail stores in operation in our markets.

        As of March 31, 2002, we had approximately $105.8 million in cash, restricted cash and cash equivalents. Working capital was approximately $77.7 million. We believe we have sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our required build-out, working capital requirements and operating losses through 2004 when we expect to be free cash flow positive.

        Net cash used in operating activities was approximately $2.8 million and $8.4 million for the three months ended March 31, 2002 and 2001, respectively. Net cash used in operating activities for the three months ended March 31, 2002 and 2001 was primarily attributable to the operating loss being partly offset by non-cash items and cash used for working capital.

        Net cash used in investing activities was approximately $21.1 million and $101.5 million for the three months ended March 31, 2002 and 2001, respectively. For the three months ended March 31, 2002, net cash used in investing activities was primarily related to capital expenditures of $21.1 million. For the three months ended March 31, 2001, net cash used in investing activities of approximately $101.5 million was primarily related to capital expenditures of approximately $42.3 million, an advance to VIA Wireless of $5.0 million under the revolving credit and term loan agreement between Operating Company and VIA Wireless, and approximately $4.1 million in fees and expenses relating to the acquisition of VIA Wireless. Also included in cash used in investing activities for the prior period was an investment of $50.0 million of restricted cash in short-term securities.

        Net cash used in financing activities for the three months ended March 31, 2002 was approximately $0.2 million, consisting of capital lease and long-term debt payments. For the three months ended March 31, 2001, net cash provided by financing activities was approximately $50.0 million, consisting primarily of the funding under the increase in our senior credit facility.

  Liquidity

        At March 31, 2002, we had approximately $105.8 million of cash, restricted cash and cash equivalents and total availability under our senior credit facility of $85.0 million. To date, we have used proceeds from our 2000 initial public offering of equity, the 2000 senior subordinated discount notes, borrowings from the senior credit facility, and to a lesser extent revenues, to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our PCS network and acquired customers. We believe our financial position will be sufficient to meet the cash requirements of the business including: capital expenditures, operating losses, cash interest, required amortization of principal under the senior credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, bad debt expense and roaming revenue. We expect to be free cash flow positive in 2004.

  Factors That May Affect Operating Results and Liquidity

        In addition to the risk factors referred to in the "Forward-Looking Statements" section of this Item 2, the following risk factors could materially and adversely affect our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

        We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred EBITDA (earnings before interest, taxes, depreciation and amortization) losses, excluding non-cash stock option compensation expense of approximately $0.1 million, in the three months ended March 31, 2002 of approximately $11.7 million. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

        We were able to re-instate the deposit requirement for new sub-prime credit customers in late February 2002 in connection with the Sprint PCS Clear Pay program. Sprint PCS made the required program changes to effect the deposit requirement for sub-prime customers (which was present in all of our distribution channels until May 2001, when Sprint PCS introduced no deposit account spending limits (NDASL)). The re-instatement of deposits had a significant impact on gross customer additions during the last five weeks of the three months ended March 31, 2002. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some potential customers with sub-prime credit from becoming subscribers. As a result, our gross additions may decline. As of March 31, 2002, 42% of our approximate 202,100 subscribers had a credit rating placing them in the sub-prime category. If the deposit requirement for new sub-prime credit customers continues to deter some potential customers with sub-prime credit from becoming subscribers, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

        We may receive a significantly lower roaming rate in 2003 and thereafter. We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, Sprint had the right to change the reciprocal travel rate exchanged for customers who roam into the other party's or another network partner's network. In April 2001, we, along with other network partners, and Sprint PCS reached an agreement in principle to reduce this reciprocal travel rate exchanged between Sprint PCS and us for customers who travel into the other party's, or another network partner's, markets. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The travel rate for calendar year 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. Depending on the details of the final agreement, the reciprocal travel rate may be less than the rate charged in 2002. While a much lower travel rate would significantly reduce the travel revenue we receive, it would also significantly reduce the travel expense we pay to Sprint PCS. The ratio of travel-in minutes to travel-out minutes for the three months ended March 31, 2002 was two to one. We project that by 2005, the growth in our customer base will result in a ratio of revenue to expense approaching one to one, minimizing the net earnings and EBITDA impact of any substantial reduction in the travel rate.

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

        Variable interest rates may increase substantially. At March 31, 2002, we had $215.0 million outstanding under our senior credit facility. The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 5.95% for the three months ended March 31, 2002. Increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

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

        The $300.0 million senior credit facility provides for a $55.0 million revolving loan, a term loan A of $120.0 million and a term loan B of $125.0 million. The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The commitment fee on unused borrowings is 1.375%, payable quarterly. As of March 31, 2002, $85.0 million remained available for borrowing under the senior credit facility. Our obligations under the senior credit agreement are secured by all of our assets. The senior credit facility is subject to certain restrictive covenants including maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting annual capital expenditures.

        As of March 31, 2002, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior subordinated discount notes and Sprint PCS agreement.

  Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior credit facility; noncancelable operating lease agreements for office space, retail stores, cell sites and office equipment; capital leases; the VIA Wireless building mortgage and other long-term liabilities; and the senior subordinated discount notes. Future minimum contractual cash obligations for the next five years and in the aggregate at March 31, 2002, are expected to be as follows (dollars in thousands):

		Payments due by period
Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior credit facility(1)	$215,000	$—	$8,063	$67,750	$139,187
Operating leases(2)	93,387	15,088	31,400	33,394	13,505
Capital leases	1,003	598	405	—	—
Building mortgage and other long-term liabilities	4,236	239	526	602	2,869
Senior discount notes	300,000	—	—	—	300,000

	$613,626	$15,925	$40,394	$101,746	$455,561

(1)
Total repayments, excluding interest payments, are based on borrowings outstanding as of March 31, 2002, not projected borrowings under the senior credit facility.

(2)
Does not include payments due under renewals to the original lease term.

        There are provisions in each of the agreements governing the senior credit facility, the senior subordinated discount notes and the VIA Wireless building mortgage that provide for an acceleration of repayment upon an event of default, as defined in the respective agreements.

  Inflation

        We believe that inflation has not had, and will not have, a material adverse effect on our results of operations.

  Seasonality

        Our business is seasonal because the wireless industry historically has been heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. The factors contributing to this trend include the increasing use of retail distribution, which is dependent on the year-end holiday shopping season, the timing of new product and service offerings, competitive pricing pressures and aggressive marketing and promotions during the holiday season. The increased level of activity requires a greater use of our available financial resources during this period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, our operations are exposed to interest rate risk on our senior credit facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($198.9 million at March 31, 2002). Our variable rate debt consists of borrowings made under the senior credit facility ($215.0 million at March 31, 2002). Our primary interest rate risk exposures relate to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

        We may decide, from time to time, to manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

        The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and our senior credit facility based on our projected level of long-term indebtedness (dollars in thousands):

	Years ending December 31,
	2002	2003	2004	2005	2006
Senior subordinated discount notes	220,388	252,380	289,119	300,000	300,000
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—
Senior credit facility	245,000	245,000	236,937	222,437	169,187
Variable interest rate(1)	6.3%	8.1%	9.0%	9.0%	9.0%
Principal payments	—	—	8,063	14,500	53,250

(1)
The interest rate on the senior credit facility equals the London interbank offered rate (LIBOR) plus a weighted-average interest rate of 3.76%. LIBOR is assumed to equal 2.54% for 2002, 4.34% for 2003, and 5.24% for years 2004, 2005 and 2006. A 1.0% increase (decrease) in the variable interest rate would result in a $2.5 million increase (decrease) in the interest expense.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K

        Two reports on Form 8-K were filed during the quarter ended March 31, 2002:

Date	Item Reported On
February 7, 2002	Item 5. Other Events. UbiquiTel reported that it reaffirmed guidance previously issued on its funding position.
February 25, 2002	Item 5. Other Events. UbiquiTel reported its fourth quarter and fiscal year-end 2001 results.

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
James J. Volk Chief Financial Officer (Principal Financial and Accounting Officer)

May 14, 2002

QuickLinks

  Item 1. Financial Statements
UbiquiTel Inc. and Subsidiaries Consolidated Balance Sheets (In Thousands, Except Per Share Data)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In Thousands, Except Per Share Data)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In Thousands)
UbiquiTel Inc. and Subsidiaries Notes to Consolidated Financial Statements
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES