Form 10-Q
period 2002-06-30
UBIQUITEL INC; UBIQUITEL OPERATING CO
filed 2002-08-14
CIK 1108487, 1116907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

Commission File Number

000-30761

UbiquiTel Inc.

(Exact name of Co-Registrant as specified in its charter)

Delaware	23-3017909
(State of incorporation)	(I.R.S. Employer Identification No.)

One West Elm Street, Suite 400, Conshohocken, PA	19428
(Address of principal executive office)	(Zip code)

Co-Registrant’s telephone number: (610) 832-3300

Commission File Number
333-39950

UbiquiTel Operating Company

(Exact name of Co-Registrant as specified in its charter)

Delaware

23-3024747

(State of incorporation)	(I.R.S. Employer Identification No.)

One West Elm Street, Suite 400, Conshohocken, PA

19428

(Address of principal executive office)	(Zip code)

Co-Registrant’s telephone number: (610) 832-3300

Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒        No ☐

There were 81,231,533 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at August 13, 2002.

There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at August 13, 2002, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2002

Explanatory Note:

The Consolidated Financial Statements included herein are that of UbiquiTel Inc. (“UbiquiTel”).  The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% Senior Subordinated Discount Notes due 2010 (the “Notes”).  UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the Notes.  UbiquiTel has no operations separate from its investment in Operating Company.  Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 6 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “UbiquiTel” means, collectively UbiquiTel, Operating Company and all of their consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,127	$124,744
Restricted cash	5,228	5,183
Accounts receivable, net of allowance for doubtful accounts of $4,514 at June 30, 2002 and $4,244 at December 31, 2001	17,221	15,951
Inventory	2,180	4,691
Prepaid expenses and other assets	7,558	9,032
Total current assets	135,314	159,601
PROPERTY AND EQUIPMENT, NET	278,637	260,957
CONSTRUCTION IN PROGRESS	16,082	17,029
DEFERRED FINANCING COSTS, NET	12,568	13,496
GOODWILL	38,834	39,994
INTANGIBLE ASSETS, NET	85,686	93,060
OTHER LONG-TERM ASSETS	6,848	4,293
Total assets	$573,969	$588,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,320	$11,156
Accrued expenses	17,126	15,712
Accrued compensation and benefits	1,655	3,468
Deferred revenue	7,275	5,456
Interest payable	1,958	1,942
Current portion of long-term debt	827	821
Other	8,863	7,496
Total current liabilities	53,024	46,051
LONG-TERM DEBT	442,621	398,848
OTHER LONG-TERM LIABILITIES	6,236	5,023
Total long-term liabilities	448,857	403,871
Total liabilities	501,881	449,922
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 81,116 shares issued and outstanding at June 30, 2002 and December 31, 2001	41	41
Additional paid-in-capital	294,937	294,748
Accumulated deficit	(222,890)	(156,281)
Total stockholders’ equity	72,088	138,508
Total liabilities and stockholders’ equity	$573,969	$588,430

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
REVENUES:
Service revenue	$51,806	$9,376	$95,356	$15,204
Revenue from sale of handsets	1,513	1,699	3,566	1,910
Total revenue	53,319	11,075	98,922	17,114
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation and amortization as shown separately below)	36,405	9,820	66,042	16,555
Cost of products sold	7,147	3,913	15,910	4,945
Selling and marketing	13,033	7,091	25,853	10,365
General and administrative expenses excluding non-cash compensation charges	6,498	2,981	12,566	5,959
Non-cash compensation for general and administrative matters	95	75	189	198
Depreciation and amortization	13,376	4,240	23,732	6,375
Total costs and expenses	76,554	28,120	144,292	44,397
OPERATING LOSS	(23,235)	(17,045)	(45,370)	(27,283)
INTEREST INCOME	498	2,928	969	6,522
INTEREST EXPENSE	(11,371)	(9,973)	(22,282)	(17,393)
OTHER INCOME	74	—	74	—
LOSS BEFORE INCOME TAXES	(34,034)	(24,090)	(66,609)	(38,154)
INCOME TAX EXPENSE	—	—	—	—
NET LOSS	$(34,034)	$(24,090)	$(66,609)	$(38,154)

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.42)	$(0.38)	$(0.82)	$(0.60)
BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	81,116	64,018	81,116	63,782

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66,609)	$(38,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	1,727	1,528
Amortization of intangible assets	7,374	816
Depreciation	16,358	5,559
Interest accrued on senior debt	13,379	11,683
Non-cash compensation from stock options granted to employees	189	198
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	(1,270)	(2,907)
Inventory	2,511	(1,142)
Prepaid expenses and other assets	(1,081)	(1,448)
Accounts payable and accrued expenses	10,838	5,359
Net cash used in operating activities	(16,584)	(18,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,589)	(68,413)
Change in restricted cash	(45)	(80,000)
Cash advance to VIA Wireless	—	(13,000)
Acquisition costs	—	(4,925)
Net cash used in investing activities	(34,634)	(166,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings under senior secured credit facility	30,000	80,000
Long-term debt payments	(399)	(132)
Proceeds from issuance of common stock	—	12
Net cash provided by financing activities	29,601	79,880

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,617)	(104,966)
CASH AND CASH EQUIVALENTS, beginning of period	124,744	147,706
CASH AND CASH EQUIVALENTS, end of period	$103,127	$42,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,987	$7,691
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	1,500	4,425
Warrants exercised	—	570
Capital leases entered into	—	874

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company’s interim results. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 of UbiquiTel which are included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of” (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained.  The Company adopted SFAS No. 144 effective January 1, 2002.  The adoption did not have a material effect on the Company’s results of operations, financial position or cash flows.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset.  The Company will adopt SFAS No. 143 on January 1, 2003.  The adoption is not expected to have a material effect on the Company’s results of operations, financial position or cash flows.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.  SFAS No. 142, which was adopted by the Company effective January 1, 2002, requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability.  Any write-down of goodwill would be charged to results of operations as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The adoption of SFAS No. 142 will reduce the amortization of goodwill by approximately $0.6 million for the twelve months ending December 31, 2002; however, recoverability reviews may result in periodic write-downs subsequent to the date of adoption.

The following table presents the results of operations if goodwill were not amortized as of January 1, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Reported net loss	$(34,034)	$(24,090)	$(66,609)	$(38,154)
Add: Goodwill amortization	—	148	—	297
Adjusted net loss	$(34,034)	$(23,942)	$(66,609)	$(37,857)

Basic and diluted earnings per share:
Reported net loss per share	$(0.42)	$(0.38)	$(0.82)	$(0.60)
Add: Goodwill amortization per share	—	—	—	—
Adjusted net loss per share	$(0.42)	$(0.38)	$(0.82)	$(0.60)

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

2.             ORGANIZATION AND NATURE OF BUSINESS

UbiquiTel Inc. and Subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services (“PCS”) in certain defined midsize and smaller markets in the western and midwestern United States.

In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company), whose sole member was The Walter Group, entered into an agreement with Sprint PCS for no consideration given for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the approximately one million residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly “UbiquiTel Holdings, Inc.”) was incorporated in Delaware. On November 1, 1999, the Company entered into a founders’ agreement and issued common stock to a group of five shareholders including The Walter Group. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts, including the rights to the Sprint PCS agreements, to UbiquiTel. On December 28, 1999, UbiquiTel amended its agreement with Sprint PCS to expand the Company’s markets to include the northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky markets, which together with the Reno/Tahoe markets, contain approximately 7.7 million residents.

On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) (“Operating Company”), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc.

On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless LLC, a California limited liability company and PCS affiliate of Sprint (“VIA Wireless”). Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, shareholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel’s common stock, and UbiquiTel assumed approximately $80.1 million of debt and incurred transaction costs of approximately $11.0 million.  On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million.  VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. On February 21, 2001, in connection with the acquisition, UbiquiTel amended its agreement with Sprint PCS to expand its markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless’ former affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which went into effect at the closing of the acquisition.  On December 31, 2001, through a series of mergers, certain corporate members of VIA Wireless merged into the sole remaining member, VIA Holding Inc., which had become a wholly owned subsidiary of Operating Company effective immediately after the acquisition of VIA Wireless in August 2001.

The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, Operating Company, UbiquiTel Leasing Company, VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC.

3.             BASIC AND DILUTED NET LOSS PER SHARE

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic and diluted net loss per common share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding.   In accordance with SFAS No. 128, incremental potential common shares from stock options have been excluded in the calculation of diluted loss per share since the effect would be antidilutive.  Accordingly, the number of weighted average shares outstanding as well as the amount of  net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

The following table summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Stock options	5,571,000	4,276,000	5,571,000	4,276,000
Warrants	3,665,183	3,665,183	3,665,183	3,665,183
Total	9,236,183	7,941,183	9,236,183	7,941,183

4.             PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

June 30, 2002

December 31, 2001

Network equipment	$296,445	$264,165
Vehicles	1,198	938
Furniture and office equipment	10,480	9,446
Leasehold improvements	3,403	2,941
Land	130	130
Buildings	4,670	4,670
	316,326	282,290
Accumulated depreciation	(37,689)	(21,333)
Property and equipment, net	$278,637	$260,957

Depreciation expense was approximately $8.5 million and $3.8 million for the three months ended June 30, 2002 and 2001, respectively, and approximately $16.4 million and $5.6 million for the six months ended June 30, 2002 and 2001, respectively.

5.                                      LONG-TERM DEBT

Long-term debt outstanding as of June 30, 2002 and December 31, 2001 was as follows (in thousands):

June 30, 2002

December 31, 2001

14% senior subordinated discount notes	$300,000	$300,000
Less: Discount	(94,167)	(107,546)
Less: Detachable warrants	(12,429)	(13,228)
Senior secured credit facility	245,000	215,000
Capital lease obligations	859	1,148
Building mortgage and other long-term liabilities	4,185	4,295
Total long-term debt	443,448	399,669
Less: current maturities	827	821
Total long-term debt, excluding current maturities	$442,621	$398,848

The interest rates for the senior secured credit facility ranged from 5.2% to 6.6% during the six months ended June 30, 2002.

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

On March 1, 2001, Operating Company and Paribas and the other lenders under the senior credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel’s acquisition of VIA Wireless, including Operating Company’s subordinated bridge financing of up to $25.0 million to VIA Wireless pending the closing of the transaction.  See Note 7 for a description of the VIA Wireless acquisition.  The additional borrowing increased the term loan B to $125.0 million.

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

In the event Operating Company voluntarily prepays any of the term loan B prior to March 1, 2003, it is required to pay a prepayment premium of 1% of the principal amount then being repaid. After March 1, 2003, Operating Company’s voluntary prepayment of the term loan B will not be subject to a prepayment premium.

Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loan and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London Interbank Offered Rate, commonly referred to as LIBOR, plus 4.25% for the revolving loan and term loan B and plus 3.25% for term loan A.  In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility. In conjunction with the closing of the credit facility in April 2000 and the increase in the facility in March 2001, the Company incurred financing fees of approximately $9.9 million which are being amortized over the term of the credit facility. In conjunction with the amendment of the credit facility in July 2002, the Company incurred financing fees of approximately $1.3 million.

In August 2001, the Company paid $69.6 million to the Rural Telephone Finance Cooperative to retire VIA Wireless’ outstanding senior credit facility and paid $5.8 million to the Federal Communications Commission in repayment of the outstanding notes of VIA Wireless for the purchase of its FCC licenses for Fresno, Merced, Modesto, Stockton and Visalia, California, Johnstown, Pennsylvania, and Ada, Oklahoma.

VIA Wireless had a mortgage in the amount of $3.9 million on the date of acquisition.  The mortgage relates to a building and land that were purchased by VIA Wireless and had a balance of approximately $3.7 million at June 30, 2002. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000.  The mortgage is due to be repaid in full by April 2015.

On July 17, 2002, the Company entered into an amendment to its senior credit agreement.  The amendment primarily adjusted certain financial covenants, provided for new financial covenants regarding minimum cash balances and minimum consolidated EBITDA (each as defined in the credit facility), and imposed additional conditions on the availability of drawings under the $55.0 million revolving line of credit. Beginning with the three months ending September 30, 2002, the Company must meet the following financial and operating covenants: minimum levels for subscribers, revenues, cash balances and network coverage, and maximum capital spending limits; and also must achieve financial ratios including total debt to adjusted EBITDA and senior debt to adjusted EBITDA (each as defined in the credit facility). Beginning with the three months ending June 30, 2004, the Company also must achieve minimum EBITDA and meet additional financial ratios including interest coverage to EBITDA, total debt to EBITDA and senior debt to EBITDA (each as defined in the credit facility), among other restrictions. Beginning with the three months ending March 31, 2006, the Company also must maintain a fixed charge coverage ratio (as defined in the credit facility). As of June 30, 2002, the Company believes it is in compliance with all financial and operational covenants associated with its senior credit facility and senior subordinated discount notes.

6.             WHOLLY-OWNED OPERATING SUBSIDIARY

On April 11, 2000, Operating Company issued 14% senior subordinated discount notes (the “Notes”) with a maturity value of $300.0 million and warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933.  In August 2000, the Notes and warrants were registered with the Securities and Exchange Commission.  The Notes were issued at a discount and generated approximately $152.3 million in gross proceeds.  The value assigned from the proceeds to the warrants was approximately $15.9 million.  The proceeds have been used to fund capital expenditures relating to the network build-out and operating losses. The Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%.  Interest will become payable semiannually beginning on October 15, 2005.  Up to 35% of the Notes may be redeemable on or prior to April 15, 2003 from net proceeds of one or more public equity offerings, other than UbiquiTel’s initial public offering in June 2000.  Any remaining Notes will be redeemable on or after April 15, 2005.

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

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company.

7.             ACQUISITION OF VIA WIRELESS LLC

On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless, a privately-held PCS affiliate of Sprint.  Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions.  In the transaction, shareholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel’s common stock valued at approximately $122.0 million, and UbiquiTel assumed approximately $80.1 million of debt and incurred transaction costs of approximately $11.0 million. The total purchase price and transaction costs were approximately $213.1 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million.  VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California.  The acquisition has been accounted for as a purchase and accordingly the operating results of VIA Wireless and its subsidiary have been included in the statement of operations from the date of acquisition.

UbiquiTel has obtained an independent valuation of certain assets of VIA Wireless to allocate the purchase price.  The result of the valuation is as follows (in thousands):

Net tangible assets	$68,480
Sprint PCS management agreement	79,121
Subscriber base acquired	13,950
California PCS licenses	50,000
$211,551

As a result of the acquisition, the Company allocated a portion of the purchase to goodwill in the amount of $27.9 million.  Because the Company has adopted SFAS No. 142, this goodwill is not subject to amortization.  The subscriber base acquired was initially being amortized over 36 months, which represented the estimated average life of a subscriber in that market.  Effective April 1, 2002, however, the Company changed the amortization period to 20 months as a result of an updated estimate of average subscriber life resulting from higher customer turnover in this market.  The Sprint PCS management agreement is being amortized over 18 years, which approximates the remaining life of the initial term of the Sprint PCS agreement covering the VIA Wireless service area.

The unaudited pro forma financial information below presents the results of operations as if the acquisition had occurred as of January 1, 2001 and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred at January 1, 2001.

Three Months Ended June 30, 2001

Six Months Ended June 30, 2001

	(In thousands, except per share data)
Total revenues	$22,128	$38,544
Operating loss	(22,368)	(37,545)
Net loss	(29,285)	(48,885)
Net loss per common share, basic and diluted	$(0.36)	$(0.61)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements that involve known and unknown risks, uncertainties and other factors.  Our actual results could differ materially from the results anticipated in these forward-looking statements.   Investors are referred to the documents filed by UbiquiTel with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including, but not limited to:

•              UbiquiTel’s dependence on its affiliation with Sprint PCS;

•              the competitiveness of and changes in Sprint’s pricing plans, products and services;

•           Sprint PCS’ credit policies;

•              customer quality;

•              increased competition in UbiquiTel’s markets;

•              the potential to experience a high rate of customer turnover;

•              changes in Sprint’s fee structure with UbiquiTel;

•              the ability of Sprint PCS to provide back office, customer care and other services;

•              anticipated future losses;

•              adequacy of bad debt and other reserves;

•              UbiquiTel’s debt level;

•              rates of penetration in the wireless industry;

•              UbiquiTel’s ability to manage anticipated growth and rapid expansion;

•              changes in population;

•              changes or advances in technology; and

•              general economic and business conditions.

These and other applicable risks are described under the caption “Business—Risk Factors” and elsewhere in UbiquiTel’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission, and under the caption “Liquidity and Capital Resources—Factors That May Affect Liquidity and Operating Results” and elsewhere in this Item 2.

Overview

In October 1998, a limited liability company whose sole member was The Walter Group, entered into a management agreement with Sprint PCS whereby it became the PCS affiliate of Sprint with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in the Reno/Tahoe market. The limited liability company subsequently changed its name to UbiquiTel L.L.C. In November 1999, UbiquiTel L.L.C. assigned the management and related agreements to UbiquiTel Inc. UbiquiTel L.L.C. had no operations or financial transactions prior to the assignment of these agreements to UbiquiTel. In December 1999, we expanded our management agreement with Sprint PCS to include additional markets in the western and midwestern United States for markets under the agreement with a total of 7.7 million residents.

Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. In 2000, Operating Company entered into a $250.0 million senior credit facility in March and sold 300,000 units in April consisting of senior subordinated discount notes and warrants to purchase an aggregate of 3,579,000 shares of UbiquiTel common stock for gross proceeds of approximately $152.3 million. Additionally, we acquired Sprint PCS’ Spokane, Washington PCS network and related assets for $35.5 million in cash in April 2000. We completed our initial public offering of common stock in 2000 in which we sold 12,500,000 shares in June and an additional 780,000 shares upon exercise of a portion of the underwriters’ overallotment option in July for gross proceeds of approximately $106.2 million. In November 2000, we launched our Reno/Tahoe market and in December 2000, we launched our northern Utah market.

During the first half of 2001, we launched our remaining markets with deployment dates in 2001, including northern California, Nevada, southern Idaho, southern Utah, southern Indiana and Kentucky. In February 2001, we entered into a merger agreement to acquire another PCS affiliate of Sprint, VIA Wireless LLC, the exclusive Sprint PCS provider to the central valley of California market. We completed the mergers and related transactions in August 2001, issuing 16.4 million shares of common stock to the former VIA Wireless owners, assuming approximately $80.1 of debt and incurring transaction costs of approximately $11.0 million. In October 2001, we sold VIA Wireless’ California PCS licenses to VoiceStream Wireless for $50.0 million in cash, resulting in net debt assumed in the VIA Wireless acquisition of $30.1 million. Concurrently with the acquisition, we amended our senior credit facility to increase our borrowing availability to $300.0 million and amended our Sprint PCS management agreement to include the central valley of California market with a total of 3.4 million residents, bringing our licensed resident population under the agreement to approximately 11.1 million.

As of June 30, 2002, we had approximately 217,800 subscribers. As of June 30, 2002, our network covered approximately 7.4 million residents which represents approximately 67% of the licensed population in our markets.

From our inception on September 29, 1999 through June 30, 2002, we have incurred losses of approximately $222.9 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities through at least 2003 while we continue to build our customer base and construct our PCS network. Through June 30, 2002, we incurred approximately $239.8 million of capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases.

As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network. Because we are dependent on Sprint to provide us certain revenue and expense information through the settlement and invoicing processes under the management agreement and services agreement discussed below, we rely on Sprint for the accuracy and timeliness of the information.  We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS invested approximately $90.0 million for the PCS licenses in our markets and incurred additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS’ network and, to a lesser extent, on the networks of other affiliates of Sprint PCS.

As a PCS affiliate of Sprint, we purchase a full suite of support services from Sprint PCS. We have access to these services during the term of our management agreement unless Sprint PCS provides us at least nine months’ advance notice of its intention to terminate any particular service. We are purchasing customer billing and collections, customer care, subscriber activation including credit verification, handset logistics, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance and operator services, long distance and roaming clearinghouse services. If Sprint PCS significantly increases the amount it charges us for any of these services, our operating expenses will increase and our operating income, earnings before interest, taxes, depreciation, amortization and non-cash compensation (EBITDA) and available cash would be reduced.  If Sprint PCS terminates any of these services, our operations may be interrupted or restricted.

Critical Accounting Policies

We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

Valuation of Accounts Receivable and Inventories:

Reserve for Doubtful Accounts - Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on certain, but not all, credit classes (“NDASL”). As a result, a significant amount of our new customer additions have been under the NDASL program. The NDASL program has been replaced by the “Clear Pay Program,” which re-instated the deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. We re-implemented deposit requirements for all new sub-prime subscribers on the Clear Pay program in late February 2002 and we believe that this policy will reduce our future bad debt exposure. If these estimates are insufficient for any reason, our operating income, EBITDA and available cash would be reduced.

Reserve for Obsolete/Excess Inventory - We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers and a percentage of second generation handsets and accessories.  With the migration to a third generation (“1XRTT”) network, we will need to continue to monitor the depletion of our current inventory levels.  If we do not deplete the inventory that is not capable of providing third generation services prior to our complete rollout of 1XRTT, we may have to increase our reserve for any remaining obsolete or excess inventory due to lower realizable retail prices on those handsets.  If the estimate of obsolete inventory is understated, operating income and EBITDA would be reduced.

Revenue Recognition:

We record equipment revenue for the sale of handsets and accessories to customers in our retail stores. We do not record equipment revenue on handsets and accessories purchased by our customers from national third party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint PCS. Our customers pay an activation fee when they initiate service. We defer this activation fee along with related activation expenses and record activation fee revenue and activation expense over the average life of our customers, which we estimate to be 30 months. We estimate the average life of customers based on our historical monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily disconnected service during the month. We recognize service revenue from our customers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

Goodwill and Intangible Assets:

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of VIA Wireless, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the VIA Wireless subscriber base, the right to be the exclusive provider of Sprint PCS services in the markets in which VIA Wireless operates and the California PCS licenses subsequently sold to VoiceStream Wireless. For the subscriber base a useful life of 20 months has been assigned effective April 1, 2002.  For the period from the date of acquisition (August 13, 2001) to March 31, 2002, the subscriber base was amortized using a useful life of 36 months.   For the right to provide service under the Sprint PCS management agreement, a useful life of 18 years has been assigned. In April 2000, we acquired the Spokane, Washington market from Sprint PCS.  Included in the asset valuation for this purchase was the Sprint PCS customer base for this market.  For the subscriber base a useful life of 33 months has been assigned effective April 1, 2002.  For the period from the date of acquisition in April 2000 to March 31, 2002, the subscriber base was amortized using a useful life of 60 months. Each intangible asset will be amortized over its respective useful life.

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value.   The adoption of SFAS No. 142 will reduce the amortization of goodwill by approximately $0.6 million for the twelve months ending December 31, 2002; however, recoverability reviews may result in periodic write-downs subsequent to the date of adoption. We will assess on an annual basis the fair values of the reporting units housing the goodwill and intangibles and, if necessary, assess on an interim basis for any impairments.  Any write-offs would result in a charge to earnings and a reduction in equity in the period taken.

New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of” (“SFAS No. 121”), and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB No. 30”). However, certain provisions of  SFAS No. 121 and APB No. 30 have been maintained.  We adopted SFAS No. 144 effective January 1, 2002.  The adoption did not have a material effect on our results of operations, financial position or cash flows.

In June 2001, the FASB issued SFAS No. 143,  “Accounting for Asset Retirement Obligations” (“SFAS No. 143”).  This Statement establishes common accounting practices relating to legal obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development or normal operation of a long-lived asset.  We will adopt SFAS No. 143 on January 1, 2003.  The adoption is not expected to have a material effect on our results of operations, financial position or cash flows.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and, as described above, SFAS No. 142.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

Results of Operations

Analysis of the three months ended June 30, 2002 compared to the three months ended June 30, 2001

On August 13, 2001, we acquired another PCS affiliate of Sprint, VIA Wireless LLC, the exclusive Sprint PCS provider to the central valley of California market.  The transaction was accounted for as a purchase and accordingly the operating results of VIA Wireless have been included in the statement of operations from the date of acquisition.  We added approximately 50,500 subscribers as a result of the acquisition.

Terms such as customer additions, churn, average revenue per user and cost per gross addition are metrics used in the wireless communications industry.  None of these terms are measures of financial performance under generally accepted accounting principles in the United States.

Customer Additions

As of June 30, 2002, we provided personal communications services to approximately 217,800 customers compared to approximately 41,600 customers as of June 30, 2001.  During the three months ended June 30, 2002, we added 15,700 net additions compared to 19,700 net additions for the prior period.  The decrease in net customers acquired was primarily due to an increase in the monthly rate of customer turnover, offset by an increase in gross customer additions.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the month.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended June 30, 2002 was approximately 4.1%, compared to 2.8% for the three months ended June 30, 2001.  The increase in churn was primarily the result of an increase in the amount of sub-prime credit quality customers we added whose service was involuntarily discontinued during the period and customers acquired from VIA Wireless in August 2001.

Average Revenue Per User (ARPU)

An important operating metric in the wireless industry is average revenue per user (ARPU). ARPU summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended June 30, 2002 and 2001, our ARPU was approximately $58 and $56, respectively. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of equipment, and reducing that amount by the equipment revenue recorded.  That net amount is then divided by the gross customers acquired during the period.  CPGA was $456 for the three months ended June 30, 2002 compared to $421 for the three months ended June 30, 2001. The increase in CPGA primarily resulted from an increase in our commission payments for prime credit class customers, an increase in handset subsidies and handset upgrade costs that were recorded during the three months ended June 30, 2002.

Revenues

•      Subscriber Revenue.  Subscriber revenue during the three months ended June 30, 2002 and 2001 was approximately $36.5 million and $4.9 million, respectively. Subscriber revenue consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from Sprint PCS subscribers based in our markets and cancellation fees less reductions for billing adjustments and billing corrections.  Our customers’ charges are dependent on their rate plans, based on the number of minutes included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

•      Sprint PCS Travel Revenue.  Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network.  On April 27, 2001, Sprint PCS announced it had reached an agreement in principle with certain Sprint PCS affiliates, including UbiquiTel, to reduce the reciprocal travel rate exchanged between Sprint PCS and the affiliates.  The rate was reduced from $0.20 per minute of use to $0.15 per minute beginning June 1, 2001, and further reduced to $0.12 per minute beginning October 1, 2001.  The travel rate for 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement have not yet been finalized. We expect that the reciprocal travel rate for 2003 will be significantly less than the rate charged in 2002 and could be reduced in future years.

During the three months ended June 30, 2002, we captured approximately 110.4 million system travel minutes generating approximately $14.2 million in travel revenue. During the three months ended June 30, 2001, we captured approximately 19.6 million system travel minutes generating approximately $4.3 million in travel revenue from markets where we had launched operations.  The increase in Sprint PCS travel revenue was due to the increase in travel minutes of use from the prior period, offset by the decrease in the reciprocal Sprint PCS travel rate noted above.  The increase in travel minutes of use represented $20.0 million of travel revenue, and the decrease in the reciprocal Sprint PCS travel rate represented a $10.1 million reduction of travel revenue.

•      Non-Sprint PCS Roaming Revenue.  Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network.  We earned approximately $1.1 million in non-Sprint PCS roaming revenue during the three months ended June 30, 2002 compared to approximately $0.2 million during the three months ended June 30, 2001.  The increase in non-Sprint PCS roaming revenue was attributable to an increase in non-Sprint PCS roaming minutes from 0.4 million during the three months ended June 30, 2001 to 5.3 million during the three months ended June 30, 2002 resulting from the significant expansion of our network build-out, offset by a decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers.

•      Product Sales Revenue.  Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of sales incentives and returns, as product sales revenue.  The amounts recorded during the three months ended June 30, 2002 and 2001 for product sales totaled approximately $1.5 million and $1.7 million, respectively, and the decrease was primarily due to an increase in equipment promotions and discounts, which we recorded as a reduction in product sales revenue, in order to acquire more customers during the three months ended June 30, 2002.

Cost of Service and Operations

•      Network Operations Expenses.  Expenses totaling approximately $17.6 million were incurred during the three months ended June 30, 2002 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges as compared to approximately $7.5 million during the three months ended June 30, 2001.  The increase in network operations expenses was attributable to the significant expansion of our network build-out and a one-time charge of $0.7 million during the three months ended June 30, 2002 to fully reserve our potential exposure in connection with the uncertainty created by the recent Federal Communications Commission decision regarding the ability of wireless carriers to collect access charges from long distance carriers for terminating calls on their networks. The $0.7 million charge recorded to network operations expense is consistent with the historical recording of terminating access fees within operations expenses along with other network-related settlements handled by Sprint. As of June 30, 2002, our network supported approximately 217,800 customers, 805 active cell sites and 5 switches. As of June 30, 2001, the network supported 41,600 customers, 453 active cell sites and 4 switches.

•      Roaming and Travel Expenses.  We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets.  We pay roaming fees to other wireless providers when our customers use their network. During the three months ended June 30, 2002, our customers generated approximately 57.6 million roaming and travel minutes resulting in approximately $7.1 million in roaming and travel fees. During the three months ended June 30, 2001, our customers generated approximately 5.9 million roaming and travel minutes resulting in approximately $1.5 million of roaming and travel fees. The increase in minutes was attributable to the substantial increase in our customer base.  As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS’ or another affiliate’s network decreased during 2001 and again for 2002. We expect the increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS.  The increase in roaming and travel expense was attributable to the increase in roaming and travel minutes of use from approximately 5.9 million during the three months ended June 30, 2001 to approximately 57.6 million during the three months ended June 30, 2002, which accounted for $13.0 million in additional expense, offset by a positive variance of $7.4 million resulting from the changes in the reciprocal rate received from Sprint PCS.

•      Bad Debt Expense.  Bad debt expense during the three months ended June 30, 2002 and 2001 was approximately $7.3 million and $0.1 million, respectively.  The increase in bad debt expense was primarily attributable to the no deposit Clear Pay program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

•      Operating Expenses.  Operating expenses during the three months ended June 30, 2002 and 2001 were approximately $4.4 million and $0.9 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base.

Cost of Products Sold

The cost of products sold included the costs of handsets and accessories and totaled approximately $7.1 million and $3.9 million during the three months ended June 30, 2002 and 2001, respectively.  The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice. The increase in cost of products sold was primarily attributable to the increase in gross customer additions. Handset subsidies on units sold by third parties totaled approximately $2.4 million and $1.3 million for the three months ended June 30, 2002 and 2001, respectively.

Selling and Marketing

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred expenses of approximately $13.0 million and $7.1 million during the three months ended June 30, 2002 and 2001, respectively.  The increase in selling and marketing expenses was primarily attributable to an increase in gross customer additions.

General and Administrative

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $6.5 million and $3.0 million during the three months ended June 30, 2002 and 2001, respectively.  General and administrative expenses included approximately $2.6 million and $0.4 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the three months ended June 30, 2002 and 2001, respectively. The increase in general and administrative expenses was primarily attributable to increased compensation and benefits related to the growth in the number of employees and the increase in management fee expense attributable to the increase in our subscriber base.

Non-Cash Compensation for General and Administrative Matters

During the three months ended June 30, 2002 and 2001, non-cash compensation for general and administrative matters totaled approximately $0.1 million and $0.1 million, respectively.  We apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity incentive plan.  Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2002 and 2001 totaled approximately $13.4 million and $4.2 million, respectively.  We depreciate our property and equipment using the straight–line method over five to 10 years.  A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 20 months to 20 years.  The increase in depreciation and amortization expense was primarily due to the expansion of our network build-out, depreciation expense resulting from the tangible assets associated with the VIA Wireless acquisition in August 2001, and increased amortization from the subscriber base and Sprint PCS management agreement resulting from the VIA Wireless acquisition.

Interest Income

For the three months ended June 30, 2002 and 2001, interest income was approximately $0.5 million and $2.9 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.  The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the three months ended June 30, 2002 than during the three months ended June 30, 2001.

Interest Expense

Interest expense totaled approximately $11.4 million during the three months ended June 30, 2002. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter.  Interest on our senior credit facility was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. During the three months ended June 30, 2001, interest expense was approximately $10.0 million. The increase in interest expense was primarily due to higher debt levels during the three months ended June 30, 2002 than during the three months ended June 30, 2001.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes.

Net Loss

For the three months ended June 30, 2002 and 2001, our net loss was approximately $34.0 million and $24.1 million, respectively.

Analysis of the six months ended June 30, 2002 compared to the six months ended June 30, 2001

Customer Additions

During the six months ended June 30, 2002, we added 38,800 net additions compared to 25,000 net additions for the prior period.  The increase in net customers acquired was primarily due to increasing our network coverage (covered POPs) from 3.6 million at June 30, 2001 to approximately 7.4 million at June 30, 2002.

Churn

Churn for the six months ended June 30, 2002 was approximately 4.2%, compared to 2.8% for the six months ended June 30, 2001.  The increase in churn was primarily the result of an increase in the amount of sub-prime credit quality customers we added whose service was involuntarily discontinued during the period and customers acquired from VIA Wireless in August 2001.

Average Revenue Per User (ARPU)

During the six months ended June 30, 2002 and 2001, our ARPU was approximately $58 and $55, respectively. The increase in ARPU primarily resulted from customers selecting rate plans with higher monthly recurring charges.

Cost Per Gross Addition (CPGA)

CPGA was $433 for the six months ended June 30, 2002 compared to $463 for the six months ended June 30, 2001. The decrease in CPGA primarily resulted from the increase in gross customer additions for the six months ended June 30, 2002 compared to the six months ended June 30, 2001, which reduced fixed costs on a per add basis.

Revenues

•      Subscriber Revenue.  Subscriber revenue during the six months ended June 30, 2002 and 2001 was approximately $70.0 million and $7.9 million, respectively. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

•      Sprint PCS Travel Revenue.  During the six months ended June 30, 2002, we captured approximately 200.9 million system travel minutes generating approximately $23.7 million in travel revenue. During the six months ended June 30, 2001, we captured approximately 33.0 million system travel minutes generating approximately $7.0 million in travel revenue from markets where we had launched operations.  The increase in Sprint PCS travel revenue was due to the increase in travel minutes of use from the prior period, offset by the decrease in the reciprocal Sprint PCS travel rate.  The increase in travel minutes of use represented $35.4 million of travel revenue, and the decrease in the reciprocal Sprint PCS travel rate represented a $18.7 million reduction of travel revenue.

•      Non-Sprint PCS Roaming Revenue.    We earned approximately $1.7 million in non-Sprint PCS roaming revenue during the six months ended June 30, 2002 compared to approximately $0.3 million during the six months ended June 30, 2001.  The increase in non-Sprint PCS roaming revenue was attributable to an increase in non-Sprint PCS roaming minutes from 0.8 million during the six months ended June 30, 2001 to 7.0 million during the six months ended June 30, 2002 resulting from the significant expansion of our network build-out, offset by a decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers.

•      Product Sales Revenue.  The amounts recorded during the six months ended June 30, 2002 and 2001 for product sales totaled approximately $3.5 million and $1.9 million, respectively, and the increase was primarily due to an increase in gross additions, offset by an increase in equipment promotions and discounts, which we record as a reduction in product sales revenue, in order to acquire more customers during the six months ended June 30, 2002.

Cost of Service and Operations

•      Network Operations Expenses.  Network operations expenses during the six months ended June 30, 2002 and 2001 were approximately $31.2 million and $12.6 million, respectively.  The increase in network operations expenses was attributable to the significant expansion of our network build-out and a one-time charge of $0.7 million during the three months ended June 30, 2002 to fully reserve our potential exposure in connection with the uncertainty created by the recent FCC decision regarding the ability of wireless carriers to collect access charges from long distance carriers for terminating calls on their networks.  As of June 30, 2002, our network supported approximately 217,800 customers, 805 active cell sites and 5 switches.  As of June 30, 2001, the network supported 41,600 customers, 453 active cell sites and 4 switches.

•      Roaming and Travel Expenses.  During the six months ended June 30, 2002, our customers generated approximately 102.9 million roaming and travel minutes resulting in approximately $12.6 million in roaming and travel fees. During the six months ended June 30, 2001, our customers generated approximately 10.2 million roaming and travel minutes resulting in approximately $2.5 million of roaming and travel fees. The increase in minutes was attributable to the substantial increase in our customer base.  The increase in roaming and travel expense was attributable to the increase in roaming and travel minutes of use from 10.2 million during the six months ended June 30, 2001 to 102.9 million during the six months ended June 30, 2002, which accounted for $23.1 million in additional expense, offset by a positive variance of $13.0 million resulting from the changes in the reciprocal rate received from Sprint PCS.

•      Bad Debt Expense.  Bad debt expense during the six months ended June 30, 2002 and 2001 was approximately $13.7 million and $0.2 million, respectively.  The increase in bad debt expense was primarily attributable to the no deposit Clear Pay program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

•      Operating Expenses.  Operating expenses during the six months ended June 30, 2002 and 2001 were approximately $8.5 million and $1.4 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base.

Cost of Products Sold

The cost of products sold included the costs of handsets and accessories and totaled approximately $15.9 million and $4.9 million during the six months ended June 30, 2002 and 2001, respectively.  The increase in cost of products sold was primarily attributable to the increase in our subscriber base and inventory reserves of approximately $1.2 million that were recorded during the three months ended March 31, 2002. Handset subsidies on units sold by third parties totaled approximately $5.2 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively.

Selling and Marketing

We incurred expenses of approximately $25.8 million and $10.4 million during the six months ended June 30, 2002 and 2001, respectively.  The increase in selling and marketing expenses was primarily attributable to an increase in gross customer additions.

General and Administrative

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $12.6 million and $6.0 million during the six months ended June 30, 2002 and 2001, respectively.  General and administrative expenses included approximately $4.8 million and $0.6 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the six months ended June 30, 2002 and 2001, respectively. The increase in general and administrative expenses was primarily attributable to increased compensation and benefits related to the growth in the number of employees and the increase in management fee expense attributable to the increase in our subscriber base.

Non-Cash Compensation for General and Administrative Matters

During the six months ended June 30, 2002 and 2001, non-cash compensation for general and administrative matters totaled approximately $0.2 million and $0.2 million, respectively.  We apply the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity incentive plan.  Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2002 and 2001 totaled approximately $23.7 million and $6.4 million, respectively.

Interest Income

For the six months ended June 30, 2002 and 2001, interest income was approximately $1.0 million and $6.5 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.  The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the six months ended June 30, 2002 than during the six months ended June 30, 2001.

Interest Expense

Interest expense totaled approximately $22.3 million during the six months ended June 30, 2002. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter.  Interest on our senior credit facility was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. During the six months ended June 30, 2001, interest expense was approximately $17.4 million. The increase in interest expense was primarily due to higher debt levels during the six months ended June 30, 2002 than during the six months ended June 30, 2001.

Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes.

Net Loss

For the six months ended June 30, 2002 and 2001, our net loss was approximately $66.6 million and $38.2 million, respectively.

Liquidity and Capital Resources

From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through June 30, 2002, we have principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. During the three month period ended September 30, 2001, we moved from a construction and build-out phase to an operational phase.

Completion of our PCS network required substantial capital, of which approximately $239.8 million has been incurred through June 30, 2002 and approximately $35.0 million in additional capital expenditures is expected to be incurred to complete our required network build-out. Our build-out plan included the installation and/or acquisition of five switches and 805 radio communications sites by June 30, 2002. As of June 30, 2002, we had 33 retail stores in operation in our markets.

As of June 30, 2002, we had approximately $108.3 million in cash, restricted cash and cash equivalents.  Working capital was approximately $82.3 million. We believe we have sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our required build-out, working capital requirements and operating losses until we expect to be free cash flow positive in 2004.

Net cash used in operating activities was approximately $16.6 million and $18.5 million for the six months ended June 30, 2002 and 2001, respectively.  Net cash used in operating activities for the six months ended June 30, 2002 and 2001 was primarily attributable to the operating loss being partly offset by non-cash items and cash used for working capital.

Net cash used in investing activities was approximately $34.6 million and $166.3 million for the six months ended June 30, 2002 and 2001, respectively.  For the six months ended June 30, 2002, net cash used in investing activities was primarily related to capital expenditures. For the six months ended June 30, 2001, net cash used in investing activities of approximately $166.3 million was primarily related to capital expenditures of approximately $68.4 million, an advance to VIA Wireless of $13.0 million under the revolving credit and term loan agreement between Operating Company and VIA Wireless, and approximately $4.9 million in fees and expenses relating to the acquisition of VIA Wireless.  Also included in cash used in investing activities for the prior period was an investment of $80.0 million of restricted cash in short-term securities.

Net cash provided by financing activities was approximately $29.6 million and $79.9 million for the six months ended June 30, 2002 and 2001, respectively. The amounts consisted primarily of the fundings under our senior credit facility.

Liquidity

At June 30, 2002, we had approximately $108.3 million of cash, restricted cash and cash equivalents, and  an unused bank revolving line of credit of $55.0 million.  To date, we have used proceeds from our 2000 initial public offering of equity, the 2000 senior subordinated discount notes, borrowings from the senior credit facility, and to a lesser extent revenues, to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our PCS network and acquired customers. We believe our financial position will be sufficient to meet the cash requirements of the business including: capital expenditures, operating losses, cash interest, required amortization of principal under the senior credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, bad debt expense and roaming revenue. We expect to be free cash flow positive in 2004.

Factors That May Affect Liquidity and Operating Results

In addition to the risk factors referred to in the “Forward-Looking Statements” section of this Item 2, the following risk factors could materially and adversely affect our liquidity and our future operating results and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

Since our initial public offering in June 2000, UbiquiTel’s common stock has been listed on the Nasdaq National Market. We recently received notice from the Nasdaq National Market indicating that as of July 23, 2002 the closing bid price of our common stock had fallen below a $1.00 for 30 consecutive trading days and that we would have 90 calendar days, or until October 21, 2002, to regain compliance with a minimum bid price of $1.00 if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days.  Nasdaq further advised us that we may wish to consider transferring the listing for our common stock to the Nasdaq SmallCap Market where it would be afforded an extended grace period through January 21, 2003 to satisfy the minimum bid price requirement, and may also be eligible for an additional 180 day grace period thereafter.  If we were to transfer the listing for our common stock to the SmallCap Market, it would be eligible to transfer back to the Nasdaq National Market if, by July 18, 2003, the closing bid price was $1.00 per share for 30 consecutive trading days and we have maintained compliance with all other National Market listing requirements.  We currently meet all continued listing requirements for the Nasdaq National Market with the exception of the $1.00 minimum bid price requirement. We will be evaluating our alternatives if the bid price requirement is not met during the 90-day period. If our common stock is delisted from the Nasdaq National Market, we would be forced to list our common stock on the Nasdaq SmallCap Market, the OTC Bulletin Board or some other quotation medium, depending upon our ability to meet the specific listing requirements of those quotation systems. If this happens, the marketability, liquidity and price of our common stock could be adversely affected.

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. We incurred EBITDA (earnings before interest, taxes, depreciation and amortization) losses, excluding non-cash stock option compensation expense of approximately $0.2 million, in the six months ended June 30, 2002 of approximately $21.5 million. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

We were able to re-instate the deposit requirement for new sub-prime credit customers in late February 2002 in connection with the Sprint PCS Clear Pay program. Sprint PCS made the required program changes to effect the deposit requirement for sub-prime customers (which was present in all of our distribution channels until May 2001, when Sprint PCS introduced no deposit account spending limits (NDASL)).  The re-instatement of deposits had a significant impact on gross customer additions during the last five weeks of the three months ended March 31, 2002 and during the three months ended June 30, 2002. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers.  As a result, our gross additions may decline.  As of June 30, 2002, 39% of our approximate 217,800 subscribers had a credit rating placing them in the sub-prime category.  If the deposit requirement for new sub-prime credit customers continues to deter some potential customers with sub-prime credit from becoming subscribers, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

We expect to receive a significantly lower roaming rate in 2003 and thereafter. We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, Sprint had the right to change the reciprocal travel rate exchanged for customers who roam into the other party’s or another PCS affiliate’s network. In April 2001, we, along with other PCS affiliates of Sprint, and Sprint PCS reached an agreement in principle to reduce this reciprocal travel rate exchanged between Sprint PCS and us for customers who travel into the other party’s, or another PCS affiliate’s, markets. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The travel rate for calendar year 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. We expect that the reciprocal travel rate for 2003 will be significantly less than the rate charged in 2002 and could be reduced in future years.  While a much lower travel rate would significantly reduce the travel revenue we receive, it would also significantly reduce the travel expense we pay to Sprint PCS. The ratio of travel-in minutes to travel-out minutes for the six months ended June 30, 2002 was two to one. We project that by 2005, the growth in our customer base will result in a ratio of revenue to expense approaching one to one, minimizing the net earnings and EBITDA impact of any substantial reduction in the travel rate.

Our ability to borrow funds under our senior credit facility’s $55.0 million revolving line of credit will be restricted unless our cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing and could be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreement governing the senior credit facility as described in Note 5 to the Consolidated Financial Statements. We believe that we are currently in compliance, and will remain in compliance for the foreseeable future, with all financial and operational covenants relating to the senior credit facility. If we are unable to operate our business within the covenants specified in the senior credit facility, our ability to obtain future amendments to the covenants in the senior credit facility is not guaranteed and our ability to make borrowings under the revolving line of credit required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on our liquidity.

Variable interest rates may increase substantially. At June 30, 2002, we had $245.0 million outstanding under our senior credit facility. The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 5.94% for the six months ended June 30, 2002. Increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

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

The $300.0 million senior credit facility provides for a $55.0 million revolving loan, a term loan A of $120.0 million and a term loan B of $125.0 million.  The term loans A and B, all of which were outstanding as of June 30, 2002, are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively.  The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008.  The commitment fee on unused borrowings is 1.375%, payable quarterly. Our obligations under the senior credit agreement are secured by all of our assets. The senior credit facility as previously described is subject to certain restrictive covenants including the timing of availability for borrowing under the $55.0 million revolving line of credit, maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting annual capital expenditures.

As of June 30, 2002, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior subordinated discount notes and the Sprint PCS management agreement.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior credit facility; noncancelable operating lease agreements for office space, retail stores, cell sites and office equipment; capital leases; the VIA Wireless building mortgage and other long-term liabilities; and the senior subordinated discount notes.  Future minimum contractual cash obligations for the next five years and in the aggregate at June 30, 2002, are expected to be as follows (dollars in thousands):

Payments due by period

Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Senior credit facility(1)	$245,000	$—	$14,688	$97,375	$132,937

Operating leases(2)	86,784	15,131	31,622	23,250	16,781

Capital leases	859	580	279	—	—

Building mortgage and other long-term liabilities	4,185	247	535	613	2,790

Senior discount notes	300,000	—	—	—	300,000

	$636,828	$15,958	$47,124	$121,238	$452,508

(1)          Total repayments, excluding interest payments, are based on borrowings outstanding as of June 30, 2002, not projected borrowings under the senior credit facility.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to interest rate risk on our senior credit facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($205.8 million at June 30, 2002).  Our variable rate debt consists of borrowings made under the senior credit facility ($245.0 million at June 30, 2002).  Our primary interest rate risk exposures relate to (i) the interest rate on senior credit facility borrowings; (ii) our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

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

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and our senior credit facility based on our projected level of long-term indebtedness (dollars in thousands):

	Years ending December 31,

	2002	2003	2004	2005	2006

Senior subordinated discount notes	220,388	252,380	289,119	300,000	300,000
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

Senior credit facility	245,000	245,000	236,937	222,437	169,187
Variable interest rate (1)	6.3%	8.1%	9.0%	9.0%	9.0%
Principal payments	—	—	8,063	14,500	53,250

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

None.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

UbiquiTel’s 2002 Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 30, 2002 in Conshohocken, Pennsylvania to vote on the following matters:

•      the election of two Class II directors, each for a three-year term ending in 2005; and

•      approval of UbiquiTel’s 2002 Employee Stock Purchase Plan.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to UbiquiTel’s solicitation.

The holders of record of an aggregate of 65,446,782 shares of common stock were present either in person or by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

All nominees for director were elected and the proposal submitted for shareholder approval was approved, with voting as detailed below:

1.  The election of Matthew J. Boos and Eve M. Trkla as Class II directors, each for a three-year term ending in 2005:

Director Nominee	Votes For	Votes Against
Matthew J. Boos	65,147,500	299,282
Eve M. Trkla	65,147,500	299,282

2.  Approval of UbiquiTel’s 2002 Employee Stock Purchase Plan:

Votes For	Votes Against	Votes Abstained
64,406,056	865,440	115,286

ITEM 5. Other Information

None.

ITEM 6. Exhibits and Reports on Form 8-K

(a)           Reports on Form 8-K

One report on Form 8-K was filed during the quarter ended June 30, 2002:

Date	Item Reported On
May 15, 2002

Item 4. Changes in Registrant’s Certifying Accountant.  UbiquiTel reported that it dismissed Arthur Andersen LLP as its independent public accountant and appointed PricewaterhouseCoopers LLP to serve as its independent public accountant for the fiscal year ending December 31, 2002.

(b)           Exhibits:

Exhibit No.		Description
*	10.36

Fourth Amendment to Credit Agreement dated as of July 17, 2002 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent.  (10.36)

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K of UbiquiTel Inc. dated July 18, 2002.

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

August 14, 2002