Form 10-Q/A
period 2002-03-31
UBIQUITEL INC
filed 2002-11-13
CIK 1108487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
Commission File Number 000-30761
UbiquiTel Inc. (Exact name of Co-Registrant as specified in its charter)
Delaware (State of incorporation)	23-3017909 (I.R.S. Employer Identification No.)
One West Elm Street, Suite 400, Conshohocken, PA (Address of principal executive office)	19428 (Zip code)

Co-Registrant's telephone number: (610) 832-3300

Commission File Number
 333-39950

UbiquiTel Operating Company
(Exact name of Co-Registrant as specified in its charter)

Delaware (State of incorporation)	23-3024747 (I.R.S. Employer Identification No.)
One West Elm Street, Suite 400, Conshohocken, PA (Address of principal executive office)	19428 (Zip code)

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

UbiquiTel Inc. and Subsidiaries
Form 10-Q/A for the Quarter Ended March 31, 2002
INDEX

Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Consolidated Balance Sheets as of March 31, 2002 (Restated) (unaudited) and December 31, 2001 (audited)	4
Consolidated Statements of Operations for the three months ended March 31, 2002 (Restated) and 2001 (unaudited)	5
Consolidated Statements of Cash Flows for the three months ended March 31, 2002 (Restated) and 2001 (unaudited)	6
Notes to Consolidated Financial Statements	7

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

        After filing its Form 10-Q for the three months ended March 31, 2002, UbiquiTel identified an income tax benefit of $2.8 million that it should have recorded during the three months ended March 31, 2002. The Company expects approximately $2.0 million of the tax benefit to be monetized in the first half of 2003 as the Company expects to carryback 2002 net operating losses from its wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $0.8 million tax benefit was due to consolidated net operating loss carryforwards that have reduced the net deferred tax liability on the Company's consolidated balance sheet. The adjustment also decreases UbiquiTel's previously reported net loss for the three months ended March 31, 2002 by $2.8 million and it decreases the previously reported accumulated deficit at March 31, 2002 by $2.8 million. The restatement was the result of inadvertent errors.

        The information contained in this amended Form 10-Q is as of October 29, 2002. For additional information, see Note 8 to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UbiquiTel Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Data)

	March 31, 2002 (As restated, see Note 8)	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$100,567	$124,744
Restricted cash	5,205	5,183
Accounts receivable, net of allowance for doubtful accounts of $4,135 at March 31, 2002 and $4,244 at December 31, 2001	15,946	15,951
Inventory	2,117	4,691
Prepaid expenses and other assets	8,775	9,855

Total current assets	132,610	160,424
PROPERTY AND EQUIPMENT, NET	270,928	260,957
CONSTRUCTION IN PROGRESS	19,301	17,029
DEFERRED FINANCING COSTS, NET	13,032	13,496
GOODWILL, NET	39,994	39,994
INTANGIBLE ASSETS, NET	14,163	15,582
OTHER INTANGIBLES, NET	76,402	77,478
OTHER LONG-TERM ASSETS	3,251	3,470

Total assets	$569,681	$588,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,092	$11,156
Accrued expenses	16,989	15,712
Accrued compensation and benefits	1,358	3,468
Deferred revenue	6,523	5,456
Interest payable	1,844	1,942
Current portion of long-term debt	837	821
Other	8,005	7,496

Total current liabilities	50,648	46,051

LONG-TERM DEBT	405,060	398,284
OTHER LONG-TERM LIABILITIES	4,696	5,023
CAPITAL LEASE OBLIGATIONS, NON CURRENT	420	564

Total long-term liabilities	410,176	403,871

Total liabilities	460,824	449,922

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2002 and December 31, 2001	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 81,116 shares issued and outstanding at March 31, 2002 and December 31, 2001	41	41
Additional paid-in-capital	294,842	294,748
Accumulated deficit	(186,026)	(156,281)

Total stockholders' equity	108,857	138,508

Total liabilities and stockholders' equity	$569,681	$588,430

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended March 31, 2002 (As restated, see Note 8)	Three Months Ended March 31, 2001
REVENUES:
Service revenue	$43,550	$5,828
Revenue from sale of handsets	2,053	211

Total revenues	45,603	6,039
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	29,637	6,735
Cost of products sold	8,763	1,032
Selling and marketing	12,820	3,274
General and administrative expenses excluding non-cash compensation charges	6,068	2,978
Non-cash compensation for general and administrative matters	94	123
Depreciation and amortization	10,356	2,135

Total costs and expenses	67,738	16,277

OPERATING LOSS	(22,135)	(10,238)
INTEREST INCOME	471	3,594
INTEREST EXPENSE	(10,911)	(7,420)

LOSS BEFORE INCOME TAXES	(32,575)	(14,064)
INCOME TAX BENEFIT	2,830	—

NET LOSS	$(29,745)	$(14,064)

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.37)	$(0.22)

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	81,116	63,544

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Three Months Ended March 31, 2002 (As restated, see Note 8)	Three Months Ended March 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,745)	$(14,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	863	764
Amortization of intangible assets	2,495	398
Depreciation	7,861	1,737
Interest accrued on senior debt	6,452	5,634
Non-cash compensation from stock options granted to employees	94	123
Deferred taxes	(768)	—
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	5	(521)
Inventory	2,574	(613)
Prepaid expenses and other assets	1,299	(1,541)
Accounts payable and accrued expenses	6,022	(321)

Net cash used in operating activities	(2,848)	(8,404)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,104)	(42,341)
Change in restricted cash	(22)	(50,000)
Cash advance to VIA Wireless	—	(5,000)
Acquisition costs	—	(4,140)

Net cash used in investing activities	(21,126)	(101,481)

CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings under senior secured credit facility	—	50,000
Capital lease and long-term debt payments	(203)	(42)

Net cash (used in) provided by financing activities	(203)	49,958

NET DECREASE IN CASH AND CASH EQUIVALENTS	(24,177)	(59,927)
CASH AND CASH EQUIVALENTS, beginning of period	124,744	147,706

CASH AND CASH EQUIVALENTS, end of period	$100,567	$87,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,402	$3,465
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	2,000	9,021

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

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Stock options	4,611,000	4,271,000
Warrants	3,665,183	4,813,987

Total	8,276,183	9,084,987

4.    PROPERTY AND EQUIPMENT, AND CONSTRUCTION IN PROGRESS

        Property and equipment and construction in progress consisted of the following (in thousands):

	March 31, 2002 (Unaudited)	December 31, 2001
Network equipment	$280,992	$264,165
Vehicles	1,171	938
Furniture and office equipment	10,023	9,446
Leasehold improvements	3,136	2,941
Land	130	130
Buildings	4,670	4,670

	300,122	282,290
Accumulated depreciation	(29,194)	(21,333)

Property and equipment, net	$270,928	$260,957

Construction in progress	$19,301	$17,029

        Depreciation expense was approximately $7.9 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively.

5.    LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

        Long-term debt and capital lease obligations outstanding as of March 31, 2002 and December 31, 2001 were as follows (in thousands):

	March 31, 2002	December 31, 2001
	(Unaudited)
14% senior subordinated discount notes	$300,000	$300,000
Less: Discount	(101,094)	(107,546)
Less: Detachable warrants	(12,828)	(13,228)
Senior secured credit facility	215,000	215,000
Capital lease obligations	1,003	1,148
Building mortgage and other long-term liabilities	4,236	4,295

Total long-term debt and capital lease obligations	406,317	399,669
Less: current maturities	837	821

Total long-term debt and capital lease obligations, excluding current maturities	$405,480	$398,848

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

        The senior credit facility contains covenants specifying the maintenance of certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting capital expenditures. Beginning with the three months ending September 30, 2002, the Company must meet additional financial ratios including total debt to adjusted EBITDA and senior debt to adjusted EBIDTA, (each as defined in the credit facility). Beginning with the three months ending December 31, 2003, the Company must meet additional financial ratios including interest coverage to EBITDA, total debt to EBITDA and senior debt to EBITDA (each as defined in the credit facility), among other restrictions. As of March 31, 2002, the Company believes it is in compliance with all financial and operational covenants associated with its senior credit facility and senior subordinated discount notes.

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

        UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. The summarized financial information of Operating Company as of March 31, 2002 and December 31, 2001 and for the three months ended March 31, 2002 and 2001 is presented below (in thousands):

Summarized Balance Sheet Data	March 31, 2002	December 31, 2001
	(Unaudited)
Assets:
Cash, restricted cash and other current assets	$132,610	$160,424
Property and equipment, net	270,928	260,957
Construction in progress	19,301	17,029
Other assets	3,251	3,470
Intangible assets	130,559	133,054
Deferred financing costs	13,032	13,496

Total assets	$569,681	$588,430

Liabilities and Equity:
Accounts payable and accrued expenses	$47,967	$43,288
Accrued interest	1,844	1,942
Advances from parent	156,563	156,469
Other long-term liabilities	4,696	5,023
Long-term debts and leases	406,317	399,669

Total liabilities	617,387	606,391
Equity and accumulated deficit	(47,706)	(17,961)

Total liabilities and equity	$569,681	$588,430

	Three Months Ended March 31,
Summarized Statement of Operations Data	2002 (Unaudited)	2001 (Unaudited)
Revenues	$45,603	$6,039
Costs and expenses, including non-cash compensation charges	(67,738)	(16,277)
Interest expense	(10,440)	(3,826)
Income tax benefit	2,830	—

Net loss	$(29,745)	$(14,064)

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

8.    RESTATEMENT AND INCOME TAXES

        On October 29, 2002, the Company revised its consolidated financial information as of March 31, 2002 and for the three months ended March 31, 2002 to reflect the recognition of a $2.8 million tax benefit. The Company expects approximately $2.0 million of the tax benefit to be monetized in the first half of 2003 as the Company expects to carryback 2002 net operating losses from its wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $0.8 million tax benefit was due to consolidated net operating loss carryforwards that have reduced the net deferred tax liability on the Company's consolidated balance sheet. The restatement was the result of inadvertent errors.

        The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences and state income taxes. The income tax benefit is being recognized based on an assessment of the combined expected future taxable losses of the Company and expected reversals of the temporary differences from the VIA Wireless acquisition.

        The following table sets forth certain items from the restated consolidated balance sheet and consolidated statement of operations, and the restated net loss and the net loss per share. The Company's consolidated statement of cash flows was affected as a result of restating the net loss, recording a $2.0 million tax asset and reducing the deferred tax liability by $0.8 million, but total net cash used in operating activities, net cash used in investing activities and net cash used in financing activities were not impacted.

	As Originally Reported	As Restated
	(In thousands, except per share data)
As of March 31, 2002:
Prepaid expenses and other assets	$4,484	$8,775
Total current assets	128,319	132,610
Other long-term assets	5,480	3,251
Total assets	567,619	569,681
Other long-term liabilities	5,464	4,696
Total liabilities	461,592	460,824
Accumulated deficit	(188,856)	(186,026)
Total liabilities and stockholders' equity	567,619	569,681
For the three months ended March 31, 2002:
Income tax benefit	$—	$2,830
Net loss	(32,575)	(29,745)
Basic and fully diluted net loss per share of common stock	$(0.40)	$(0.37)

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

        From our inception on September 29, 1999 through March 31, 2002, we have incurred losses of approximately $186.0 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities until at least 2003 while we continue to build our customer base and construct our PCS network. Through March 31, 2002, we incurred approximately $226.3 million of capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases.

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

  Income Taxes:

        As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our financial condition and results of operations.

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

    During the three months ended March 31, 2002, we captured approximately 83.5 million of system travel minutes generating approximately $9.5 million in travel revenue. During the three months ended March 31, 2001, we captured approximately 11.0 million of system travel minutes generating approximately $2.7 million in travel revenue from markets where we had launched operations. The increase in Sprint PCS travel revenue was due to the increase in travel minutes of use from the prior period, offset by the decrease in the reciprocal Sprint PCS travel rate noted above. The increase in travel minutes of use represented $17.6 million of travel revenue, and the decrease in the reciprocal Sprint PCS travel rate represented a $10.8 million reduction of travel revenue.

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

  Income Tax Benefit

        For the three months ended March 31, 2002 and 2001, we recognized income tax benefits of $2.8 million and $0, respectively. Approximately $2.0 million of the tax benefit recorded during the three months ended March 31, 2002 is expected to be monetized in the first half of 2003 as we expect to carryback 2002 net operating losses from our wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $0.8 million tax benefit recorded during the three months ended March 31, 2002 was due to consolidated net operating loss carryforwards that have reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the three months ended March 31, 2002 and 2001, our net loss was approximately $29.7 million and $14.1 million, respectively.

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

        As of March 31, 2002, we had approximately $105.8 million in cash, restricted cash and cash equivalents. Working capital was approximately $82.0 million. We believe we have sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our required build-out, working capital requirements and operating losses through 2004 when we expect to be free cash flow positive.

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

			Payments due by period
Contractual obligation		Less than 1 year			After 5 years
	Total		1-3 years	4-5 years
Senior credit facility(1)	$215,000	$—	$8,063	$67,750	$139,187
Operating leases(2)	93,387	15,088	31,400	33,394	13,505
Capital leases	1,003	598	405	—	—
Building mortgage and other long-term liabilities	4,236	239	526	602	2,869
Senior discount notes	300,000	—	—	—	300,000

	$613,626	$15,925	$40,394	$101,746	$455,561

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

ITEM 4. Controls and Procedures

        Within 90 days prior to the filing date of this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission ("SEC") reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

        In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or other factors that could significantly affect those controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6. Exhibits and Reports on Form 8-K

  (a) Reports on Form 8-K

        Two reports on Form 8-K were filed during the quarter ended March 31, 2002:

Date	Item Reported On
February 7, 2002	Item 5. Other Events. UbiquiTel reported that it reaffirmed guidance previously issued on its funding position.
February 25, 2002	Item 5. Other Events. UbiquiTel reported its fourth quarter and fiscal year-end 2001 results.

  (b) Exhibits:

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

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

November 13, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, Donald A. Harris, Chief Executive Officer of UbiquiTel Inc. and UbiquiTel Operating Company, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of UbiquiTel Inc. and UbiquiTel Operating Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6.
    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

UBIQUITEL INC.
/s/ DONALD A. HARRIS
Donald A. Harris President and Chief Executive Officer
UBIQUITEL OPERATING COMPANY
/s/ DONALD A. HARRIS
Donald A. Harris President and Chief Executive Officer

Date: November 13, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

        I, James J. Volk, Chief Financial Officer of UbiquiTel Inc. and UbiquiTel Operating Company, certify that:

  1.
  I have reviewed this quarterly report on Form 10-Q of UbiquiTel Inc. and UbiquiTel Operating Company;

  2.
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)
  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.
  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.
  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

UBIQUITEL INC.
/s/ JAMES J. VOLK James J. Volk Chief Financial Officer
UBIQUITEL OPERATING COMPANY
/s/ JAMES J. VOLK
James J. Volk Chief Financial Officer

Date: November 13, 2002

QuickLinks

UbiquiTel Inc. and Subsidiaries Form 10-Q/A for the Quarter Ended March 31, 2002 INDEX
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
  ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002