Form 10-Q/A
period 2002-06-30
UBIQUITEL INC
filed 2002-11-13
CIK 1108487

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

UbiquiTel Inc. and Subsidiaries

Form 10-Q/A for the Quarter Ended June 30, 2002

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

        After filing its Form 10-Q for the three and six months ended June 30, 2002, UbiquiTel identified income tax benefits of $3.0 million and $5.8 million that it should have recorded during the three and six months ended June 30, 2002, respectively. Of the $5.8 million income tax benefit recorded for the six months ended June 30, 2002, the Company expects approximately $4.2 million of the tax benefit to be monetized in the first half of 2003 as the Company expects to carryback 2002 net operating losses from its wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $1.6 million tax benefit was due to consolidated net operating loss carryfowards that have reduced the net deferred tax liability on the Company's balance sheet. The adjustment also decreases UbiquiTel's previously reported net loss for the three and six months ended June 30, 2002 by $3.0 million and $5.8 million, respectively, and it decreases the previously reported accumulated deficit at June 30, 2002 by $5.8 million. The restatement was the result of inadvertent errors.

        The information contained in this amended Form 10-Q is as of October 29, 2002. For additional information, see Note 8 to the Consolidated Financial Statements.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UbiquiTel Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Data)

	June 30, 2002 (As restated, see Note 8)	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$103,127	$124,744
Restricted cash	5,228	5,183
Accounts receivable, net of allowance for doubtful accounts of $4,514 at June 30, 2002 and $4,244 at December 31, 2001	17,221	15,951
Inventory	2,180	4,691
Prepaid expenses and other assets	15,485	9,855

Total current assets	143,241	160,424
PROPERTY AND EQUIPMENT, NET	278,637	260,957
CONSTRUCTION IN PROGRESS	16,082	17,029
DEFERRED FINANCING COSTS, NET	12,568	13,496
GOODWILL	38,834	39,994
INTANGIBLE ASSETS, NET	85,686	93,060
OTHER LONG-TERM ASSETS	3,140	3,470

Total assets	$578,188	$588,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,320	$11,156
Accrued expenses	17,126	15,712
Accrued compensation and benefits	1,655	3,468
Deferred revenue	7,275	5,456
Interest payable	1,958	1,942
Current portion of long-term debt	827	821
Other	8,863	7,496

Total current liabilities	53,024	46,051

LONG-TERM DEBT	442,621	398,848
OTHER LONG-TERM LIABILITIES	4,664	5,023

Total long-term liabilities	447,285	403,871

Total liabilities	500,309	449,922

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 81,116 shares issued and outstanding at June 30, 2002 and December 31, 2001	41	41
Additional paid-in-capital	294,937	294,748
Accumulated deficit	(217,099)	(156,281)

Total stockholders' equity	77,879	138,508

Total liabilities and stockholders' equity	$578,188	$588,430

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended June 30, 2002 (As restated, see Note 8)	Three Months Ended June 30, 2001	Six Months Ended June 30, 2002 (As restated, see Note 8)	Six Months Ended June 30, 2001
REVENUES:
Service revenue	$51,806	$9,376	$95,356	$15,204
Revenue from sale of handsets	1,513	1,699	3,566	1,910

Total revenue	53,319	11,075	98,922	17,114
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation and amortization as shown separately below)	36,405	9,820	66,042	16,555
Cost of products sold	7,147	3,913	15,910	4,945
Selling and marketing	13,033	7,091	25,853	10,365
General and administrative expenses excluding non-cash compensation charges	6,498	2,981	12,566	5,959
Non-cash compensation for general and administrative matters	95	75	189	198
Depreciation and amortization	13,376	4,240	23,732	6,375

Total costs and expenses	76,554	28,120	144,292	44,397

OPERATING LOSS	(23,235)	(17,045)	(45,370)	(27,283)
INTEREST INCOME	498	2,928	969	6,522
INTEREST EXPENSE	(11,371)	(9,973)	(22,282)	(17,393)
OTHER INCOME	74	—	74	—

LOSS BEFORE INCOME TAXES	(34,034)	(24,090)	(66,609)	(38,154)
INCOME TAX BENEFIT	2,961	—	5,791	—

NET LOSS	$(31,073)	$(24,090)	$(60,818)	$(38,154)

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.38)	$(0.38)	$(0.75)	$(0.60)

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	81,116	64,018	81,116	63,782

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Six Months Ended June 30, 2002 (As restated, see Note 8)	Six Months Ended June 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,818)	$(38,154)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	1,727	1,528
Amortization of intangible assets	7,374	816
Depreciation	16,358	5,559
Interest accrued on senior debt	13,379	11,683
Non-cash compensation from stock options granted to employees	189	198
Deferred taxes	(1,572)	—
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	(1,270)	(2,907)
Inventory	2,511	(1,142)
Prepaid expenses and other assets	(5,300)	(1,448)
Accounts payable and accrued expenses	10,838	5,359

Net cash used in operating activities	(16,584)	(18,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,589)	(68,413)
Change in restricted cash	(45)	(80,000)
Cash advance to VIA Wireless	—	(13,000)
Acquisition costs	—	(4,925)

Net cash used in investing activities	(34,634)	(166,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings under senior secured credit facility	30,000	80,000
Long-term debt payments	(399)	(132)
Proceeds from issuance of common stock	—	12

Net cash provided by financing activities	29,601	79,880

NET DECREASE IN CASH AND CASH EQUIVALENTS	(21,617)	(104,966)
CASH AND CASH EQUIVALENTS, beginning of period	124,744	147,706

CASH AND CASH EQUIVALENTS, end of period	$103,127	$42,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,987	$7,691
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	1,500	4,425
Warrants exercised	—	570
Capital leases entered into	—	874

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

        The consolidated financial information as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company's interim results. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 of UbiquiTel which are included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

        The following table presents the results of operations if goodwill were not amortized as of January 1, 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Reported net loss	$(31,073)	$(24,090)	$(60,818)	$(38,154)
Add: Goodwill amortization	—	148	—	297

Adjusted net loss	$(31,073)	$(23,942)	$(60,818)	$(37,857)

Basic and diluted earnings per share:
Reported net loss per share	$(0.38)	$(0.38)	$(0.75)	$(0.60)
Add: Goodwill amortization per share	—	—	—	—

Adjusted net loss per share	$(0.38)	$(0.38)	$(0.75)	$(0.60)

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

        In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company), whose sole member was The Walter Group, entered into an agreement with Sprint PCS for no consideration given for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the approximately one million residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly "UbiquiTel Holdings, Inc.") was incorporated in Delaware. On November 1, 1999, the Company entered into a founders' agreement and issued common stock to a group of five shareholders including The Walter Group. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts, including the rights to the Sprint PCS agreements, to UbiquiTel. On December 28, 1999, UbiquiTel amended its agreement with Sprint PCS to expand the Company's markets to include the northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky markets, which together with the Reno/Tahoe markets, contain approximately 7.7 million residents.

        On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) ("Operating Company"), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc.

        On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless LLC, a California limited liability company and PCS affiliate of Sprint ("VIA Wireless"). Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, shareholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel's common stock, and UbiquiTel assumed approximately $80.1 million of debt and incurred transaction costs of approximately $11.0 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. On February 21, 2001, in connection with the acquisition, UbiquiTel amended its agreement with Sprint PCS to expand its markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless' former affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which went into effect at the closing of the acquisition. On December 31, 2001, through a series of mergers, certain corporate members of VIA Wireless merged into the sole remaining member, VIA Holding Inc., which had become a wholly owned subsidiary of Operating Company effective immediately after the acquisition of VIA Wireless in August 2001.

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

8. RESTATEMENT AND INCOME TAXES

        On October 29, 2002, the Company revised its consolidated financial information as of June 30, 2002 and for the three and six months ended June 30, 2002 by $3.0 million and $5.8 million, respectively, to reflect the recognition of a tax benefit. Of the $5.8 million tax benefit, the Company expects approximately $4.2 million of the tax benefit to be monetized in the first half of 2003 as the Company expects to carryback 2002 net operating losses from its wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $1.6 million tax benefit was due to consolidated net operating loss carryforwards that have reduced the net deferred tax liability on the Company's consolidated balance sheet. The restatement was the result of inadvertent errors.

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

        The following tables set forth certain items from the restated consolidated balance sheet and consolidated statements of operations, and the restated net loss and the net loss per share. The Company's consolidated statement of cash flows was affected as a result of restating the net loss, recording a $4.2 million tax asset and reducing the deferred tax liablility by $1.6 million for the six months ended June 30, 2002, but total net cash used in operating activities, net cash used in investing activities and net cash provided by financing activities were not impacted.

	June 30, 2002
	As Originally Reported	As Restated
	(In thousands)
Prepaid expenses and other assets	$7,558	$15,485
Total current assets	135,314	143,241
Other long-term assets	6,848	3,140
Total assets	573,969	578,188
Other long-term liabilities	6,236	4,664
Total liabilities	501,881	500,309
Accumulated deficit	(222,890)	(217,099)
Total liabilities and stockholders' equity	573,969	578,188
	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	As Originally Reported	As Restated	As Originally Reported	As Restated
	(In thousands, except per share data)
Income tax benefit	$—	$2,961	$—	$5,791
Net loss	(34,034)	(31,073)	(66,609)	(60,818)
Basic and fully diluted net loss per share of common stock	$(0.42)	$(0.38)	$(0.82)	$(0.75)

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

  •
  the competitiveness of and changes in Sprint's pricing plans, products and services;

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
  UbiquiTel's debt level;

  •
  rates of penetration in the wireless industry;

  •
  UbiquiTel's ability to manage anticipated growth and rapid expansion;

  •
  changes in population;

  •
  changes or advances in technology; and

  •
  general economic and business conditions.

        These and other applicable risks are described under the caption "Business—Risk Factors" and elsewhere in UbiquiTel's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission, and under the caption "Liquidity and Capital Resources—Factors That May Affect Liquidity and Operating Results" and elsewhere in this Item 2.

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

        From our inception on September 29, 1999 through June 30, 2002, we have incurred losses of approximately $217.1 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow from operating activities through at least 2003 while we continue to build our customer base and construct our PCS network. Through June 30, 2002, we incurred approximately $239.8 million of capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases.

        As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network. Because we are dependent on Sprint to provide us certain revenue and expense information through the settlement and invoicing processes under the management agreement and services agreement discussed below, we rely on Sprint for the accuracy and timeliness of the information. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Sprint PCS invested approximately $90.0 million for the PCS licenses in our markets and incurred additional expenses for microwave clearing. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of other affiliates of Sprint PCS.

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

        Reserve for Obsolete/Excess Inventory—We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers and a percentage of second generation handsets and accessories. With the migration to a third generation ("1XRTT") network, we will need to continue to monitor the depletion of our current inventory levels. If we do not deplete the inventory that is not capable of providing third generation services prior to our complete rollout of 1XRTT, we may have to increase our reserve for any remaining obsolete or excess inventory due to lower realizable retail prices on those handsets. If the estimate of obsolete inventory is understated, operating income and EBITDA would be reduced.

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

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), which requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability. Any write-down of goodwill would be charged to results of operations as a cumulative change in accounting principle upon adoption of the new accounting standard if the recorded value of goodwill and certain intangibles exceeds its fair value. The adoption of SFAS No. 142 will reduce the amortization of goodwill by approximately $0.6 million for the twelve months ending December 31, 2002; however, recoverability reviews may result in periodic write-downs subsequent to the date of adoption. We will assess on an annual basis the fair values of the reporting units housing the goodwill and intangibles and, if necessary, assess on an interim basis for any impairments. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken.

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

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. We adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on our results of operations, financial position or cash flows.

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

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"), and, as described above, SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting.

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

  Cost of Service and Operations

  •
  Network Operations Expenses. Expenses totaling approximately $17.6 million were incurred during the three months ended June 30, 2002 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges as compared to approximately $7.5 million during the three months ended June 30, 2001. The increase in network operations expenses was attributable to the significant expansion of our network build-out and a one-time charge of $0.7 million during the three months ended June 30, 2002 to fully reserve our potential exposure in connection with the uncertainty created by the recent Federal Communications Commission decision regarding the ability of wireless carriers to collect access charges from long distance carriers for terminating calls on their networks. The $0.7 million charge recorded to network operations expense is consistent with the historical recording of terminating access fees within operations expenses along with other network- related settlements handled by Sprint. As of June 30, 2002, our network supported approximately 217,800 customers, 805 active cell sites and 5 switches. As of June 30, 2001, the network supported 41,600 customers, 453 active cell sites and 4 switches.

  •
  Roaming and Travel Expenses. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended June 30, 2002, our customers generated approximately 57.6 million roaming and travel minutes resulting in approximately $7.1 million in roaming and travel fees. During the three months ended June 30, 2001, our customers generated approximately 5.9 million roaming and travel minutes resulting in approximately $1.5 million of roaming and travel fees. The increase in minutes was attributable to the substantial increase in our customer base. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS' or another affiliate's network decreased during 2001 and again for 2002. We expect the increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS. The increase in roaming and travel expense was attributable to the increase in roaming and travel minutes of use from approximately 5.9 million during the three months ended June 30, 2001 to approximately 57.6 million during the three months ended June 30, 2002, which accounted for $13.0 million in additional expense, offset by a positive variance of $7.4 million resulting from the changes in the reciprocal rate received from Sprint PCS.

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

  Income Tax Benefit

        For the three months ended June 30, 2002 and 2001, we recognized income tax benefits of $3.0 million and $0, respectively. Approximately $2.2 million of the tax benefit recorded during the three months ended June 30, 2002 is expected to be monetized in the first half of 2003 as we expect to carryback 2002 net operating losses from our wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $0.8 million tax benefit recorded during the three months ended June 30, 2002 was due to consolidated net operating loss carryforwards that have reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the three months ended June 30, 2002 and 2001, our net loss was approximately $31.1 million and $24.1 million, respectively.

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

  Income Tax Benefit

        For the six months ended June 30, 2002 and 2001, we recognized income tax benefits of $5.8 million and $0, respectively. Approximately $4.2 million of the tax benefit recorded during the six months ended June 30, 2002 is expected to be monetized in the first half of 2003 as we expect to carryback 2002 net operating losses from our wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $1.6 million tax benefit recorded during the six months ended June 30, 2002 was due to consolidated net operating loss carryforwards that have reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the six months ended June 30, 2002 and 2001, our net loss was approximately $60.8 million and $38.2 million, respectively.

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

        As of June 30, 2002, we had approximately $108.3 million in cash, restricted cash and cash equivalents. Working capital was approximately $90.2 million. We believe we have sufficient funds available through cash, investments and future advancements under our senior credit facility to fund capital expenditures, including the completion of our required build-out, working capital requirements and operating losses until we expect to be free cash flow positive in 2004.

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

        Since our initial public offering in June 2000, UbiquiTel's common stock has been listed on the Nasdaq National Market. We recently received notice from the Nasdaq National Market indicating that as of July 23, 2002 the closing bid price of our common stock had fallen below a $1.00 for 30 consecutive trading days and that we would have 90 calendar days, or until October 21, 2002, to regain compliance with a minimum bid price of $1.00 if the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive trading days. Nasdaq further advised us that we may wish to consider transferring the listing for our common stock to the Nasdaq SmallCap Market where it would be afforded an extended grace period through January 21, 2003 to satisfy the minimum bid price requirement, and may also be eligible for an additional 180 day grace period thereafter. If we were to transfer the listing for our common stock to the SmallCap Market, it would be eligible to transfer back to the Nasdaq National Market if, by July 18, 2003, the closing bid price was $1.00 per share for 30 consecutive trading days and we have maintained compliance with all other National Market listing requirements. We currently meet all continued listing requirements for the Nasdaq National Market with the exception of the $1.00 minimum bid price requirement. We will be evaluating our alternatives if the bid price requirement is not met during the 90-day period. If our common stock is delisted from the Nasdaq National Market, we would be forced to list our common stock on the Nasdaq SmallCap Market, the OTC Bulletin Board or some other quotation medium, depending upon our ability to meet the specific listing requirements of those quotation systems. If this happens, the marketability, liquidity and price of our common stock could be adversely affected.

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

        We expect to receive a significantly lower roaming rate in 2003 and thereafter. We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, Sprint had the right to change the reciprocal travel rate exchanged for customers who roam into the other party's or another PCS affiliate's network. In April 2001, we, along with other PCS affiliates of Sprint, and Sprint PCS reached an agreement in principle to reduce this reciprocal travel rate exchanged between Sprint PCS and us for customers who travel into the other party's, or another PCS affiliate's, markets. The rate was reduced from $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The travel rate for calendar year 2002 is $0.10 per minute. For calendar year 2003 and beyond, the details of the agreement in principle have not yet been finalized. We expect that the reciprocal travel rate for 2003 will be significantly less than the rate charged in 2002 and could be reduced in future years. While a much lower travel rate would significantly reduce the travel revenue we receive, it would also significantly reduce the travel expense we pay to Sprint PCS. The ratio of travel-in minutes to travel-out minutes for the six months ended June 30, 2002 was two to one. We project that by 2005, the growth in our customer base will result in a ratio of revenue to expense approaching one to one, minimizing the net earnings and EBITDA impact of any substantial reduction in the travel rate.

        Our ability to borrow funds under our senior credit facility's $55.0 million revolving line of credit will be restricted unless our cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing and could be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreement governing the senior credit facility as described in Note 5 to the Consolidated Financial Statements. We believe that we are currently in compliance, and will remain in compliance for the foreseeable future, with all financial and operational covenants relating to the senior credit facility. If we are unable to operate our business within the covenants specified in the senior credit facility, our ability to obtain future amendments to the covenants in the senior credit facility is not guaranteed and our ability to make borrowings under the revolving line of credit required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on our liquidity.

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

        None.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        UbiquiTel's 2002 Annual Meeting of Shareholders (the "Annual Meeting") was held on May 30, 2002 in Conshohocken, Pennsylvania to vote on the following matters:

  •
  the election of two Class II directors, each for a three-year term ending in 2005; and

  •
  approval of UbiquiTel's 2002 Employee Stock Purchase Plan.

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
  Approval of UbiquiTel's 2002 Employee Stock Purchase Plan:

Votes For	Votes Against	Votes Abstained
64,406,056	865,440	115,286

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Reports on Form 8-K

        One report on Form 8-K was filed during the quarter ended June 30, 2002:

Date	Item Reported On
May 15, 2002	Item 4. Changes in Registrant's Certifying Accountant. UbiquiTel reported that it dismissed Arthur Andersen LLP as its independent public accountant and appointed PricewaterhouseCoopers LLP to serve as its independent public accountant for the fiscal year ending December 31, 2002.

        (b) Exhibits:

Exhibit No.	Description
*10.36
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

UBIQUITEL INC.
By:	/s/ JAMES J. VOLK James J. Volk Chief Financial Officer
UBIQUITEL OPERATING COMPANY
By:	/s/ JAMES J. VOLK James J. Volk Chief Financial Officer

Date: November 13, 2002

QuickLinks

UbiquiTel Inc. and Subsidiaries Form 10-Q/A for the Quarter Ended June 30, 2002
INDEX
PART I. FINANCIAL INFORMATION
  ITEM 1. Financial Statements
UbiquiTel Inc. and Subsidiaries Consolidated Balance Sheets (In Thousands, Except Per Share Data)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited) (In Thousands, Except Per Share Data)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited) (In Thousands)
UbiquiTel Inc. and Subsidiaries Notes to Consolidated Financial Statements (Unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
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