Form 10-Q
period 2002-09-30
UBIQUITEL INC
filed 2002-11-13
CIK 1108487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

        Indicate by check mark whether each of the co-registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        There were 81,431,848 shares of common stock, $.0005 par value, of UbiquiTel Inc. outstanding at November 8, 2002.

        There were 1,000 shares of common stock, $.01 par value, of UbiquiTel Operating Company outstanding at November 8, 2002, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries
Form 10-Q for the Quarter Ended September 30, 2002
INDEX

Explanatory Note:

        The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("Operating Company"), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% Senior Subordinated Discount Notes due 2010 (the "Notes"). UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 6 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "UbiquiTel" means, collectively, UbiquiTel, Operating Company and all of their consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

UbiquiTel Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,601	$124,744
Restricted cash	4,026	5,183
Accounts receivable, net of allowance for doubtful accounts of $4,028 at September 30, 2002 and $4,244 at December 31, 2001	17,857	15,951
Inventory	3,038	4,691
Prepaid expenses and other assets	21,863	9,855

Total current assets	124,385	160,424
PROPERTY AND EQUIPMENT, NET	281,800	260,957
CONSTRUCTION IN PROGRESS	10,392	17,029
DEFERRED FINANCING COSTS, NET	13,228	13,496
GOODWILL	38,138	39,994
INTANGIBLE ASSETS, NET	80,806	93,060
OTHER LONG-TERM ASSETS	4,026	3,470

Total assets	$552,775	$588,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,158	$11,156
Accrued expenses	18,643	15,712
Accrued compensation and benefits	2,912	3,468
Deferred revenue	8,334	5,456
Interest payable	2,050	1,942
Current portion of long-term debt	747	821
Other	8,646	7,496

Total current liabilities	51,490	46,051

LONG-TERM DEBT	449,526	398,848
OTHER LONG-TERM LIABILITIES	4,201	5,023

Total long-term liabilities	453,727	403,871

Total liabilities	505,217	449,922

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2002 and December 31, 2001	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 81,232 and 81,116 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	41	41
Additional paid-in-capital	295,099	294,748
Accumulated deficit	(247,582)	(156,281)

Total stockholders' equity	47,558	138,508

Total liabilities and stockholders' equity	$552,775	$588,430

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)
(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
REVENUES:
Service revenue	$58,901	$27,907	$154,257	$43,111
Revenue from sale of handsets	1,570	2,755	5,136	4,665

Total revenues	60,471	30,662	159,393	47,776
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation and amortization as shown separately below)	37,468	18,358	103,511	34,913
Cost of products sold	7,778	7,693	23,688	12,638
Selling and marketing	16,492	13,133	42,345	23,498
General and administrative expenses excluding non-cash compensation charges	6,751	4,217	19,317	10,176
Non-cash compensation for general and administrative matters	95	95	284	293
Depreciation and amortization	13,946	7,905	37,678	14,280

Total costs and expenses	82,530	51,401	226,823	95,798

OPERATING LOSS	(22,059)	(20,739)	(67,430)	(48,022)
INTEREST INCOME	396	1,672	1,365	8,194
INTEREST EXPENSE	(11,855)	(10,254)	(34,137)	(27,647)
OTHER INCOME (EXPENSE)	140	(247)	214	(247)

LOSS BEFORE INCOME TAXES	(33,378)	(29,568)	(99,988)	(67,722)
INCOME TAX BENEFIT	2,896	—	8,687	—

NET LOSS	$(30,482)	$(29,568)	$(91,301)	$(67,722)

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.38)	$(0.40)	$(1.13)	$(1.01)

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	81,222	73,273	81,152	66,980

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
(In Thousands)

	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(91,301)	$(67,722)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	2,637	2,393
Amortization of intangible assets	12,254	2,415
Depreciation	25,424	11,865
Interest accrued on senior subordinated debt	20,438	17,847
Non-cash compensation from stock options granted to employees	284	293
Deferred taxes	(2,357)	—
Gain on sale of equipment	(114)	—
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	(1,906)	(9,699)
Inventory	1,653	(1,071)
Prepaid expenses and other assets	(12,564)	(493)
Accounts payable and accrued expenses	10,903	4,789

Net cash used in operating activities	(34,649)	(39,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(41,629)	(102,956)
Change in restricted cash	1,157	105,000
Acquisition costs	—	(24,698)
Cash received on sale of equipment	114	—

Net cash used in investing activities	(40,358)	(22,654)

CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings under senior secured credit facility	30,000	80,000
Long-term debt payments	—	(75,494)
Capital lease and other long-term liabilities payments	(1,033)	(328)
Deferred financing costs	(1,170)	(2,813)
Proceeds from issuance of common stock	67	12

Net cash provided by financing activities	27,864	1,377

NET DECREASE IN CASH AND CASH EQUIVALENTS	(47,143)	(60,660)
CASH AND CASH EQUIVALENTS, beginning of period	124,744	147,706

CASH AND CASH EQUIVALENTS, end of period	$77,601	$87,046

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,062	$11,799
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	1,000	7,872
Warrants exercised	—	570
Capital leases entered into	—	874
ASSETS AND LIABILITIES ACQUIRED IN NON-CASH TRANSACTION (NOTE 7):
Assets acquired	—	224,602
Liabilities assumed	—	69,560

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

        The consolidated financial information as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles. In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for fair presentation of the Company's interim results. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001 of UbiquiTel which are included in its Annual Report on Form 10-K for the year ended December 31, 2001.

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

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material effect on the Company's results of operations, financial position or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"), which rescinded or amended various existing standards. One change addressed by this Statement pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and provide that extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material effect on the Company's results of operations, financial position or cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30. However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on the Company's results of operations, financial position or cash flows.

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

        The following table presents the results of operations if goodwill were not amortized as of January 1, 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Reported net loss	$(30,482)	$(29,568)	$(91,301)	$(67,722)
Add: Goodwill amortization	—	148	—	445

Adjusted net loss	$(30,482)	$(29,420)	$(91,301)	$(67,277)

Basic and diluted earnings per share:
Reported net loss per share	$(0.38)	$(0.40)	$(1.13)	$(1.01)
Add: Goodwill amortization per share	—	—	—	0.01

Adjusted net loss per share	$(0.38)	$(0.40)	$(1.13)	$(1.00)

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

        On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless LLC, a California limited liability company and PCS affiliate of Sprint ("VIA Wireless"). Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, shareholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel's common stock, and UbiquiTel assumed approximately $80.1 million of debt and incurred transaction costs of approximately $10.7 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. On February 21, 2001, in connection with the acquisition, UbiquiTel amended its agreement with Sprint PCS to expand its markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless' former affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which went into effect at the closing of the acquisition. On December 31, 2001, through a series of mergers, certain corporate members of VIA Wireless merged into the sole remaining member, VIA Holding Inc., which had become a wholly owned subsidiary of Operating Company effective immediately after the acquisition of VIA Wireless in August 2001.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Stock options	5,586,000	4,611,000	5,586,000	4,611,000
Warrants	3,665,183	3,665,183	3,665,183	3,665,183

Total	9,251,183	8,276,183	9,251,183	8,276,183

4.    PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
Network equipment	$308,152	$264,165
Vehicles	1,268	938
Furniture and office equipment	10,706	9,446
Leasehold improvements	3,630	2,941
Land	130	130
Buildings	4,670	4,670

	328,556	282,290
Accumulated depreciation	(46,756)	(21,333)

Property and equipment, net	$281,800	$260,957

        Depreciation expense was approximately $9.1 million and $6.3 million for the three months ended September 30, 2002 and 2001, respectively, and approximately $25.4 million and $11.9 million for the nine months ended September 30, 2002 and 2001, respectively.

5.    LONG-TERM DEBT

        Long-term debt outstanding as of September 30, 2002 and December 31, 2001 was as follows (in thousands):

	September 30, 2002	December 31, 2001
14% senior subordinated discount notes	$300,000	$300,000
Less: Discount	(87,108)	(107,546)
Less: Detachable warrants	(12,029)	(13,228)
Senior secured credit facility	245,000	215,000
Capital lease obligations	704	1,148
Building mortgage and other long-term liabilities	3,706	4,295

Total long-term debt	450,273	399,669
Less: Current maturities	747	821

Total long-term debt, excluding current maturities	$449,526	$398,848

        The interest rates for the senior secured credit facility ranged from 5.2% to 6.6% during the nine months ended September 30, 2002.

        On April 11, 2000, Operating Company issued 14% senior subordinated discount notes. See Note 6 for additional information.

        On March 31, 2000, Operating Company entered into a $250.0 million senior secured credit facility with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto, which was guaranteed by UbiquiTel. The credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million.

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

        Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loan and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London Interbank Offered Rate, commonly referred to as LIBOR, plus 3.25% for the revolving loan and term loan A and plus 4.25% for term loan B. In addition, an unused credit facility fee ranging from 0.75% to 1.375% will be charged quarterly on the average unused portion of the facility. In conjunction with the closing of the credit facility in April 2000 and the increase in the facility in March 2001, the Company incurred financing fees of approximately $9.9 million which are being amortized over the term of the credit facility. In conjunction with the amendment of the credit facility in July 2002, the Company incurred financing fees of approximately $1.2 million.

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

        VIA Wireless had a mortgage in the amount of $3.9 million on the date of acquisition. The mortgage relates to a building and land that were purchased by VIA Wireless and had a balance of approximately $3.7 million at September 30, 2002. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000. The mortgage is due to be repaid in full by April 2015.

        On July 17, 2002, the Company entered into an amendment to its senior credit agreement. The amendment primarily adjusted certain financial covenants, provided for new financial covenants regarding minimum cash balances and minimum consolidated EBITDA (each as defined in the credit facility), and imposed additional conditions on the availability of drawings under the $55.0 million revolving line of credit. Beginning with the three months ended September 30, 2002, the Company must meet the following financial and operating covenants: minimum levels for subscribers, revenues, cash balances and network coverage, and maximum capital spending limits; and also must achieve financial ratios including total debt to adjusted EBITDA and senior debt to adjusted EBITDA (each as defined in the credit facility). Beginning with the three months ending June 30, 2004, the Company also must achieve minimum EBITDA and meet additional financial ratios including interest coverage to EBITDA, total debt to EBITDA and senior debt to EBITDA (each as defined in the credit facility), among other restrictions. Beginning with the three months ending March 31, 2006, the Company also must maintain a fixed charge coverage ratio (as defined in the credit facility). As of September 30, 2002, the Company believes it is in compliance with all financial and operational covenants associated with its senior credit facility and senior subordinated discount notes.

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

7.    ACQUISITION OF VIA WIRELESS LLC

        On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless, a privately-held PCS affiliate of Sprint. Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, shareholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel's common stock valued at approximately $122.0 million, and UbiquiTel assumed approximately $80.1 million of debt and incurred transaction costs of approximately $10.7 million. The total purchase price and transaction costs were approximately $212.8 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California. The acquisition has been accounted for as a purchase and accordingly the operating results of VIA Wireless and its subsidiary have been included in the statement of operations from the date of acquisition.

        UbiquiTel has obtained an independent valuation of certain assets of VIA Wireless to allocate the purchase price. The result of the valuation is as follows (in thousands):

Net tangible assets	$68,480
Sprint PCS management agreement	79,121
Subscriber base acquired	13,950
California PCS licenses	50,000

$211,551

        As a result of the acquisition, the Company allocated a portion of the purchase to goodwill in the amount of $27.3 million. Because the Company has adopted SFAS No. 142, this goodwill is not subject to amortization. The subscriber base acquired was initially being amortized over 36 months, which represented the estimated average life of a subscriber in that market. Effective April 1, 2002, however, the Company changed the amortization period to 20 months as a result of an updated estimate of average subscriber life resulting from higher customer turnover in this market. The Sprint PCS management agreement is being amortized over 18 years, which approximates the remaining life of the initial term of the Sprint PCS agreement covering the VIA Wireless service area.

        The unaudited pro forma financial information below presents the results of operations as if the acquisition had occurred as of January 1, 2001 and is not necessarily indicative of future results or actual results that would have been achieved had the acquisition occurred at January 1, 2001.

	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2001
	(In thousands, except per share data)
Total revenues	$37,278	$75,822
Operating loss	(29,009)	(66,554)
Net loss	(35,960)	(84,845)
Net loss per common share, basic and diluted	$(0.44)	$(1.05)

8.    INCOME TAXES

        The Company's effective income tax rate for the interim periods presented is based on management's estimate of the Company's effective tax rate for the applicable year and differs from the federal statutory income tax rate primarily due to nondeductible permanent differences and state income taxes. During the three and nine months ended September 30, 2002, the Company has recorded tax benefits of $2.9 million and $8.7 million, respectively. Approximately $2.1 million and $6.3 million of the tax benefit recorded during the three and nine months ended September 30, 2002, respectively, are expected to be monetized in the first half of 2003 as the Company expects to carryback 2002 net operating losses from its wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. Approximately $0.8 million and $2.4 million of the income tax benefit recorded during the three and nine months ended September 30, 2002, respectively, represents the anticipated recognition of the Company's net operating loss carryforwards that have reduced the net deferred tax liability on the Company's balance sheet. The income tax benefit is being recognized based on an assessment of the combined expected future taxable losses of the Company and expected reversals of the temporary differences from the VIA Wireless acquisition.

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

  •
  UbiquiTel's reliance on the timeliness and accuracy of financial and other data received from Sprint;

  •
  the ability of Sprint PCS to provide back office, customer care and other services;

  •
  anticipated future losses;

  •
  adequacy of bad debt and other reserves;

  •
  UbiquiTel's debt level;

  •
  rates of penetration in the wireless industry;

  •
  the marketability, liquidity and price volatility of UbiquiTel's common stock;

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

Overview

        In October 1998, UbiquiTel L.L.C., a limited liability company whose sole member was The Walter Group, entered into a management agreement with Sprint PCS whereby it became the PCS affiliate of Sprint with the exclusive right to provide 100% digital, 100% PCS services under the Sprint and Sprint PCS brand names in the Reno/Tahoe market. In November 1999, UbiquiTel L.L.C. assigned the management and related agreements to UbiquiTel Inc. UbiquiTel L.L.C. had no operations or financial transactions prior to the assignment of these agreements to UbiquiTel. In December 1999, we expanded our management agreement with Sprint PCS to include additional markets in the western and midwestern United States for markets under the agreement with a total of 7.7 million residents.

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

        During the first half of 2001, we launched our remaining markets with deployment dates in 2001, including northern California, Nevada, southern Idaho, southern Utah, southern Indiana and Kentucky. In February 2001, we entered into a merger agreement to acquire another PCS affiliate of Sprint, VIA Wireless LLC, the exclusive Sprint PCS provider to the central valley of California market. We completed the mergers and related transactions in August 2001, issuing 16.4 million shares of common stock to the former VIA Wireless owners, assuming approximately $80.1 of debt and incurring transaction costs of approximately $10.7 million. In October 2001, we sold VIA Wireless' California PCS licenses to VoiceStream Wireless for $50.0 million in cash, resulting in net debt assumed in the VIA Wireless acquisition of $30.1 million. Concurrently with the acquisition, we amended our senior credit facility to increase our borrowing availability to $300.0 million and amended our Sprint PCS management agreement to include the central valley of California market with a total of 3.4 million residents, bringing our licensed resident population under the agreement to approximately 11.1 million.

        As of September 30, 2002, we had approximately 234,600 subscribers. As of September 30, 2002, our network covered approximately 7.6 million residents which represents approximately 68% of the licensed population in our markets.

        From our inception on September 29, 1999 through September 30, 2002, we have incurred losses of approximately $247.6 million. We expect to continue to incur significant operating losses and to generate significant negative cash flow through at least 2003 while we continue to build our customer base. Through September 30, 2002, we incurred approximately $246.8 million of capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases.

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

  Valuation of Accounts Receivable and Inventories:

        Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes ("NDASL"). As a result, a significant amount of our new customer additions have been under the NDASL program. On November 15, 2001, the NDASL program was replaced by the "Clear Pay Program," which re-instated the deposit requirement for the lowest credit class and featured increased back-office controls with respect to credit collection efforts. We re-implemented deposit requirements for all new sub-prime credit quality subscribers on the Clear Pay program in late February 2002 and we believe that this policy will reduce our future bad debt exposure. If these estimates are insufficient for any reason, our operating income, EBITDA and available cash would be reduced.

        Reserve for Obsolete/Excess Inventory—We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers and a percentage of second generation handsets and accessories. With the migration to the third generation ("1XRTT") network, we will need to continue to monitor the depletion of our current inventory levels. If we do not deplete the inventory that is not capable of providing 1XRTT services, we may have to increase our reserve for any remaining obsolete or excess inventory due to lower realizable retail prices on those handsets. If the estimate of obsolete inventory is understated, operating income and EBITDA would be reduced.

  Revenue Recognition:

        We record equipment revenue for the sale of handsets and accessories to customers in our retail stores. We do not record equipment revenue on handsets and accessories sold to local indirect agents, or purchased by our customers from national third party retailers such as Radio Shack, Best Buy and Circuit City, or directly from Sprint PCS. Our customers pay an activation fee when they initiate service. We defer this activation fee along with related activation expenses and record activation fee revenue and activation expense over the average life of our customers, which we estimate to be 30 months. We estimate the average life of customers based on our historical monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily disconnected service during the month. We recognize service revenue from our customers and roamers as they use the service. Additionally, we provide a reduction of recorded revenue for billing adjustments and billing corrections.

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

  Income Taxes:

        As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheet. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our financial condition and results of operations.

New Accounting Pronouncements

        In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a material effect on our results of operations, financial position or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS No. 145"), which rescinded or amended various existing standards. One change addressed by this Statement pertains to treatment of extinguishments of debt as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and states that an extinguishment of debt cannot be classified as an extraordinary item unless it meets the unusual or infrequent criteria outlined in Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30"). The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002 and provide that extinguishments of debt that were previously classified as an extraordinary item in prior periods that do not meet the criteria in APB No. 30 for classification as an extraordinary item shall be reclassified. The adoption of SFAS No. 145 is not expected to have a material effect on our results of operations, financial position or cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), and the accounting and reporting provisions of APB No. 30. However, certain provisions of SFAS No. 121 and APB No. 30 have been maintained. We adopted SFAS No. 144 effective January 1, 2002. The adoption did not have a material effect on our results of operations, financial position or cash flows.

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

Results of Operations

Analysis of the three months ended September 30, 2002 compared to the three months ended September 30, 2001

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

  Customer Additions

        As of September 30, 2002, we provided personal communications services to approximately 234,600 customers compared to approximately 131,700 customers as of September 30, 2001. During the three months ended September 30, 2002, we added approximately 18,800 net additions compared to approximately 39,600 net additions for the prior period. Also during the three months ended September 30, 2002, we wrote off approximately 1,980 non-revenue generating subscribers as part of the subscriber validation tests performed while implementing a new subscriber reporting system. The decrease in net customers acquired was primarily due to an increase in the monthly rate of customer turnover.

  Churn

        Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the month. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period. Churn for the three months ended September 30, 2002 was approximately 4.3%, compared to 2.9% for the three months ended September 30, 2001. The increase in churn was primarily the result of an increase in the amount of VIA Wireless and sub-prime credit quality customers whose service was involuntarily discontinued during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

  Average Revenue Per User (ARPU)

        An important operating metric in the wireless industry is average revenue per user (ARPU). ARPU summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended September 30, 2002 and 2001, our ARPU was approximately $58 and $61, respectively. The decrease in ARPU was primarily due to high end usage and ARPU generating customers acquired from VIA Wireless in August 2001 whose service was involuntarily discontinued in periods subsequent to the three months ended September 30, 2001.

  Cost Per Gross Addition (CPGA)

        Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of equipment, and reducing that amount by the equipment revenue recorded. That net amount is then divided by the gross customers acquired during the period. CPGA was $474 for the three months ended September 30, 2002 compared to $387 for the three months ended September 30, 2001. The increase in CPGA primarily resulted from an increase in our commission payments for prime credit class customers and an increase in handset subsidies and handset upgrade costs that were recorded during the three months ended September 30, 2002.

  Revenues

  •
  Subscriber Revenue. Subscriber revenue during the three months ended September 30, 2002 and 2001 was approximately $39.6 million and $16.0 million, respectively. Subscriber revenue consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from our subscribers and cancellation and late fee revenues less reductions for billing adjustments and billing corrections. Our customers' charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

  •
  Sprint PCS Travel Revenue. Sprint PCS travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our portion of the Sprint PCS network. On April 27, 2001, Sprint PCS announced it had reached an agreement in principle with certain Sprint PCS affiliates, including UbiquiTel, to reduce the reciprocal travel rate exchanged between Sprint PCS and the affiliates. The rate was reduced from $0.20 per minute of use to $0.15 per minute beginning June 1, 2001, and to $0.12 per minute beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002. We have received notice from Sprint that the reciprocal travel rate for 2003 will be $0.058 per minute. The reciprocal travel rate could be further reduced in future years.

    During the three months ended September 30, 2002, we captured approximately 155.0 million system travel minutes generating approximately $17.1 million in travel revenue. During the three months ended September 30, 2001, we captured approximately 58.2 million system travel minutes generating approximately $11.6 million in travel revenue. The increase in Sprint PCS travel revenue was due to the increase in travel minutes of use from the prior period, offset by the decrease in the reciprocal Sprint PCS travel rate noted above. The increase in travel minutes of use represented $19.3 million of travel revenue, and the decrease in the reciprocal Sprint PCS travel rate represented a $13.8 million reduction of travel revenue.

  •
  Non-Sprint PCS Roaming Revenue. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $2.2 million in non-Sprint PCS roaming revenue during the three months ended September 30, 2002 compared to approximately $0.3 million during the three months ended September 30, 2001. The increase in non-Sprint PCS roaming revenue was attributable to an increase in non-Sprint PCS roaming minutes from 0.8 million during the three months ended September 30, 2001 to 13.0 million during the three months ended September 30, 2002 primarily resulting from renegotiated roaming agreements with other wireless carriers that lowered the roaming rate we charge and resulted in higher usage.

  •
  Product Sales Revenue. Product sales revenue is generated from the sale of handsets and accessories through our retail stores. We record and retain 100% of the revenue from the sale of handsets and accessories, net of sales incentives and returns, as product sales revenue. The amounts recorded during the three months ended September 30, 2002 and 2001 for product sales totaled approximately $1.6 million and $2.8 million, respectively, and the decrease was primarily due to an increase in equipment promotions and discounts, which we recorded as a reduction in product sales revenue, in order to acquire more customers during the three months ended September 30, 2002.

  Cost of Service and Operations

  •
  Network Operations Expenses. Expenses totaling approximately $17.0 million were incurred during the three months ended September 30, 2002 related to network operations which included radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges as compared to approximately $10.9 million during the three months ended September 30, 2001. The increase in network operations expenses was attributable to the significant expansion of our network coverage partially offset by a $0.3 million partial reversal to the $0.7 million reserve previously recorded in the second quarter of 2002 regarding access charges from long distance carriers. The initial charge and the partial reversal recorded to network operations expense are consistent with the historical recording of terminating access fees within operations expenses along with other network-related settlements handled by Sprint. As of September 30, 2002, our network supported approximately 234,600 customers, 816 active cell sites and 5 switches. As of September 30, 2001, the network supported approximately 131,700 customers, 736 active cell sites and 5 switches.

  •
  Roaming and Travel Expenses. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets. We pay roaming fees to other wireless providers when our customers use their networks. During the three months ended September 30, 2002, our customers generated approximately 81.4 million roaming and travel minutes resulting in approximately $9.8 million in roaming and travel fees. During the three months ended September 30, 2001, our customers generated approximately 19.5 million roaming and travel minutes resulting in approximately $4.2 million of roaming and travel fees. The increase in roaming and travel expense was attributable to the increase in roaming and travel minutes of use from approximately 19.5 million during the three months ended September 30, 2001 to approximately 81.4 million during the three months ended September 30, 2002, which accounted for $13.5 million in additional expense, offset by a positive variance of $7.9 million resulting from the changes in the reciprocal rate received from Sprint PCS. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS' or another affiliate's network decreased during 2001 and 2002 and is expected to decrease further in 2003. We expect the increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS.

  •
  Bad Debt Expense. Bad debt expense during the three months ended September 30, 2002 and 2001 was approximately $5.9 million and $0.6 million, respectively. The increase in bad debt expense was primarily attributable to expense from sub-prime credit quality customers on the no deposit Clear Pay program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

  •
  Operating Expenses. Operating expenses during the three months ended September 30, 2002 and 2001 were approximately $4.8 million and $2.6 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base.

  Cost of Products Sold

        The cost of products sold included the costs of handsets and accessories and totaled approximately $7.8 million and $7.7 million during the three months ended September 30, 2002 and 2001, respectively. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice. The increase in cost of products sold was primarily attributable to the increase in gross customer additions. Handset subsidies on units sold by third parties totaled approximately $3.0 million and $2.1 million for the three months ended September 30, 2002 and 2001, respectively.

  Selling and Marketing

        Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred expenses of approximately $16.5 million and $13.1 million during the three months ended September 30, 2002 and 2001, respectively. The increase in selling and marketing expenses was primarily attributable to increases in advertising expenditures.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $6.7 million and $4.2 million during the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses included approximately $2.8 million and $1.2 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the three months ended September 30, 2002 and 2001, respectively. The increase in general and administrative expenses was primarily attributable to the increase in management fee expense attributable to the increase in our subscriber base and increased compensation and benefits related to the growth in the number of employees.

  Non-Cash Compensation for General and Administrative Matters

        During the three months ended September 30, 2002 and 2001, non-cash compensation for general and administrative matters totaled approximately $0.1 million and $0.1 million, respectively. We apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

  Depreciation and Amortization

        Depreciation and amortization expense for the three months ended September 30, 2002 and 2001 totaled approximately $13.9 million and $7.9 million, respectively. We depreciate our property and equipment using the straight-line method over five to 10 years. A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 20 months to 20 years. The increase in depreciation and amortization expense was primarily due to the expansion of our network build-out, depreciation expense resulting from the tangible assets associated with the VIA Wireless acquisition in August 2001, and increased amortization from the subscriber base and Sprint PCS management agreement resulting from the VIA Wireless acquisition.

  Interest Income

        For the three months ended September 30, 2002 and 2001, interest income was approximately $0.4 million and $1.7 million, respectively. The interest income was generated from cash, cash equivalents and restricted cash balances. The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the three months ended September 30, 2002 than during the three months ended September 30, 2001.

  Interest Expense

        Interest expense totaled approximately $11.9 million during the three months ended September 30, 2002. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes through April 15, 2005 and will pay interest semiannually in cash thereafter. Interest on our senior credit facility was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. During the three months ended September 30, 2001, interest expense was approximately $10.3 million. The increase in interest expense was primarily due to higher debt levels during the three months ended September 30, 2002 than during the three months ended September 30, 2001.

        Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes.

  Income Tax Benefit

        For the three months ended September 30, 2002 and 2001, we recognized income tax benefits of $2.9 million and $0, respectively. Approximately $2.1 million of the tax benefit recorded during the three months ended September 30, 2002 is expected to be monetized in the first half of 2003 as we expect to carryback 2002 net operating losses from our wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $0.8 million tax benefit recorded during the three months ended September 30, 2002 was due to consolidated net operating loss carryforwards that have reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the three months ended September 30, 2002 and 2001, our net loss was approximately $30.5 million and $29.6 million, respectively.

Analysis of the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

  Customer Additions

        During the nine months ended September 30, 2002, we added approximately 57,600 net additions compared to approximately 64,600 net additions for the prior period. During the three months ended September 30, 2002, we wrote off approximately 1,980 non-revenue generating subscribers as part of the subscriber validation tests performed while implementing a new subscriber reporting system. The decrease in net customers acquired was primarily due to an increase in the monthly rate of customer turnover, offset by an increase in gross customer additions.

  Churn

        Churn for the nine months ended September 30, 2002 was approximately 4.2%, compared to 2.9% for the nine months ended September 30, 2001. The increase in churn was primarily the result of an increase in the amount of VIA Wireless and sub-prime credit quality customers whose service was involuntarily discontinued during the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

  Average Revenue Per User (ARPU)

        During the nine months ended September 30, 2002 and 2001, our ARPU was approximately $58 and $59, respectively. The decrease in ARPU was primarily due to high end usage and ARPU generating customers acquired from VIA Wireless in August 2001 whose service was involuntarily discontinued in periods subsequent to the nine months ended September 30, 2001.

  Cost Per Gross Addition (CPGA)

        CPGA was $448 for the nine months ended September 30, 2002 compared to $417 for the nine months ended September 30, 2001. The increase in CPGA primarily resulted from an increase in our commission payments for prime credit class customers and an increase in handset subsidies and handset upgrade costs that were recorded during the nine months ended September 30, 2002 as compared to the costs incurred during the nine months ended September 30, 2001, offset by an increase in gross customer additions for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, which reduced fixed costs on a per add basis.

  Revenues

  •
  Subscriber Revenue. Subscriber revenue during the nine months ended September 30, 2002 and 2001 was approximately $109.6 million and $23.9 million, respectively. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.

  •
  Sprint PCS Travel Revenue. During the nine months ended September 30, 2002, we captured approximately 355.9 million system travel minutes generating approximately $40.8 million in travel revenue. During the nine months ended September 30, 2001, we captured approximately 91.2 million system travel minutes generating approximately $18.6 million in travel revenue from markets where we had launched operations. The increase in Sprint PCS travel revenue was due to the increase in travel minutes of use from the prior period, offset by the decrease in the reciprocal Sprint PCS travel rate. The increase in travel minutes of use represented $53.8 million of travel revenue, and the decrease in the reciprocal Sprint PCS travel rate represented a $31.7 million reduction of travel revenue.

  •
  Non-Sprint PCS Roaming Revenue. We earned approximately $3.9 million in non-Sprint PCS roaming revenue during the nine months ended September 30, 2002 compared to approximately $0.6 million during the nine months ended September 30, 2001. The increase in non-Sprint PCS roaming revenue was attributable to an increase in non-Sprint PCS roaming minutes from 1.6 million during the nine months ended September 30, 2001 to 20.0 million during the nine months ended September 30, 2002 resulting from the significant expansion of our network build-out, offset by a decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers.

  •
  Product Sales Revenue. The amounts recorded during the nine months ended September 30, 2002 and 2001 for product sales totaled approximately $5.1 million and $4.7 million, respectively, and the increase was primarily due to an increase in gross additions, offset by an increase in equipment promotions and discounts, which we record as a reduction in product sales revenue, in order to acquire more customers during the nine months ended September 30, 2002.

  Cost of Service and Operations

  •
  Network Operations Expenses. Network operations expenses during the nine months ended September 30, 2002 and 2001 were approximately $48.2 million and $23.5 million, respectively. The increase in network operations expenses was attributable to the significant expansion of our network build-out and a net one-time charge of $0.4 million during the nine months ended September 30, 2002 to fully reserve our potential exposure in connection with the uncertainty created by the FCC decision regarding the ability of wireless carriers to collect access charges from long distance carriers for terminating calls on their networks. As of September 30, 2002, our network supported approximately 234,600 customers, 816 active cell sites and 5 switches. As of September 30, 2001, the network supported approximately 131,700 customers, 736 active cell sites and 5 switches.

  •
  Roaming and Travel Expenses. During the nine months ended September 30, 2002, our customers generated approximately 184.3 million roaming and travel minutes resulting in approximately $22.4 million in roaming and travel fees. During the nine months ended September 30, 2001, our customers generated approximately 29.6 million roaming and travel minutes resulting in approximately $6.8 million of roaming and travel fees. The increase in minutes was attributable to the substantial increase in our customer base. The increase in roaming and travel expense was attributable to the increase in roaming and travel minutes of use from 29.6 million during the nine months ended September 30, 2001 to 184.3 million during the nine months ended September 30, 2002, which accounted for $35.3 million in additional expense, offset by a positive variance of $19.7 million resulting from the changes in the reciprocal rate received from Sprint PCS.

  •
  Bad Debt Expense. Bad debt expense during the nine months ended September 30, 2002 and 2001 was approximately $19.6 million and $0.8 million, respectively. The increase in bad debt expense was primarily attributable to expense from sub-prime credit quality customers on the no deposit Clear Pay program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

  •
  Operating Expenses. Operating expenses during the nine months ended September 30, 2002 and 2001 were approximately $13.3 million and $4.0 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base.

  Cost of Products Sold

        The cost of products sold included the costs of handsets and accessories and totaled approximately $23.7 million and $12.6 million during the nine months ended September 30, 2002 and 2001, respectively. The increase in cost of products sold was primarily attributable to the increase in our subscriber base and inventory reserves that were recorded during the nine months ended September 30, 2002. Handset subsidies on units sold by third parties totaled approximately $8.2 million and $3.6 million for the nine months ended September 30, 2002 and 2001, respectively.

  Selling and Marketing

        We incurred expenses of approximately $42.3 million and $23.5 million during the nine months ended September 30, 2002 and 2001, respectively. The increase in selling and marketing expenses was primarily attributable to an increase in gross customer additions.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $19.3 million and $10.2 million during the nine months ended September 30, 2002 and 2001, respectively. General and administrative expenses included approximately $7.6 million and $1.9 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the nine months ended September 30, 2002 and 2001, respectively. The increase in general and administrative expenses was primarily attributable to the increase in management fee expense attributable to the increase in our subscriber base and increased compensation and benefits related to the growth in the number of employees.

  Non-Cash Compensation for General and Administrative Matters

        During the nine months ended September 30, 2002 and 2001, non-cash compensation for general and administrative matters totaled approximately $0.3 million and $0.3 million, respectively.

  Depreciation and Amortization

        Depreciation and amortization expense for the nine months ended September 30, 2002 and 2001 totaled approximately $37.7 million and $14.3 million, respectively.

  Interest Income

        For the nine months ended September 30, 2002 and 2001, interest income was approximately $1.4 million and $8.2 million, respectively. The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the nine months ended September 30, 2002 than during the nine months ended September 30, 2001.

  Interest Expense

        Interest expense totaled approximately $34.1 million during the nine months ended September 30, 2002. During the nine months ended September 30, 2001, interest expense was approximately $27.6 million. The increase in interest expense was primarily due to higher debt levels during the nine months ended September 30, 2002 than during the nine months ended September 30, 2001.

  Income Tax Benefit

        For the nine months ended September 30, 2002 and 2001, we recognized income tax benefits of $8.7 million and $0, respectively. Approximately $6.3 million of the tax benefit recorded during the nine months ended September 30, 2002 is expected to be monetized in the first half of 2003 as we expect to carryback 2002 net operating losses from our wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $2.4 million tax benefit that was recorded during the nine months ended September 30, 2002 was due to consolidated net operating loss carryforwards that have reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the nine months ended September 30, 2002 and 2001, our net loss was approximately $91.3 million and $67.7 million, respectively.

Liquidity and Capital Resources

        From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through September 30, 2002, we have principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. During the three month period ended September 30, 2001, we moved from a construction and build-out phase to an operational phase.

        Completion of our PCS network required substantial capital, of which approximately $246.8 million has been incurred through September 30, 2002 and approximately $35.0 million in additional capital expenditures is expected to be incurred to complete our required network build-out. Our build-out plan included the installation and/or acquisition of five switches and 816 radio communications sites by September 30, 2002. As of September 30, 2002, we had 33 retail stores in operation in our markets.

        As of September 30, 2002, we had approximately $81.6 million in cash, restricted cash and cash equivalents. Cash and cash equivalents and cash availability under our senior credit facility, combined with cash flow from operations, are expected to be sufficient to fund any operating losses and working capital, to meet capital expenditure needs and to service debt requirements for at least the next two years. Due to a number of factors, including the rapidly changing wireless industry, general economic uncertainty, lower than expected new subscriber additions, continuing higher rates of customer turnover than anticipated, the recent change to the reciprocal travel rate with Sprint PCS to take effect in 2003, and potential changes to the roaming rates, we may attain free cash flow positive a year or two later than originally projected, which was 2004. Free cash flow is defined as EBITDA minus capital expenditures, cash interest payments and required amortization of principal under the senior credit facility.

        Net cash used in operating activities was approximately $34.6 million and $39.4 million for the nine months ended September 30, 2002 and 2001, respectively. Net cash used in operating activities for the nine months ended September 30, 2002 and 2001 was primarily attributable to the operating loss being partly offset by non-cash items and cash used for working capital.

        Net cash used in investing activities was approximately $40.4 million and $22.7 million for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, net cash used in investing activities consisted of capital expenditures of approximately $41.6 million offset by a reduction in restricted cash of approximately $1.1 million and cash received from the sale of equipment of approximately $0.1 million. For the nine months ended September 30, 2001, net cash used in investing activities of approximately $22.7 million was primarily related to capital expenditures of approximately $103.0 million and acquisition costs of approximately $24.7 million consisting of an advance to VIA Wireless of $17.0 million under the revolving credit and term loan agreement between Operating Company and VIA Wireless and approximately $7.7 million in fees and expenses relating to the acquisition of VIA Wireless. Also included in cash used in investing activities for the prior period was an investment of $105.0 million of restricted cash in short-term securities.

        Net cash provided by financing activities was approximately $27.9 million and $1.4 million for the nine months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002, net cash provided by financing activities consisted of $30.0 million in funding under the senior credit facility offset by $1.0 million in capital lease and other long-term liabilities payments and $1.2 million in deferred financing fees in connection with the July 2002 amendment to the senior credit facility. For the nine months ended September 30, 2001, net cash provided by financing activities consisted of $80.0 million in funding under the senior credit facility offset by approximately $75.5 million in long-term debt repayments. Debt repayments included payments made under our capital lease obligations, the pay down of the Rural Telephone Finance Cooperative senior credit facility of VIA Wireless and the pay down of the outstanding FCC notes assumed in the VIA Wireless acquisition. In addition, we incurred $2.8 million in deferred financing fees in connection with the increase in our senior credit facility related to the VIA Wireless acquisition.

  Liquidity

        At September 30, 2002, we had approximately $81.6 million of cash, restricted cash and cash equivalents, and an unused bank revolving line of credit of $55.0 million. To date, we have used proceeds from our 2000 initial public offering of equity, the 2000 senior subordinated discount notes, borrowings from the senior credit facility, and to a lesser extent revenues, to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our PCS network and acquired customers. We believe our financial position will be sufficient to meet the cash requirements of the business including: capital expenditures, operating losses, cash interest, required amortization of principal under the senior credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, bad debt expense and roaming revenue.

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

        The listing of UbiquiTel's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective November 1, 2002 because, as previously reported, the closing bid price of the common stock had fallen below $1.00 for 30 consecutive trading days as of July 2002 and failed to regain compliance with the minimum bid price of $1.00 for 10 consecutive trading days prior to the transfer. We currently meet all continued listing requirements for the Nasdaq National Market with the exception of the $1.00 minimum bid price requirement. By transferring to the Nasdaq SmallCap Market, UbiquiTel has until January 21, 2003 to satisfy the minimum closing bid price requirement, and may be eligible for an additional grace period of 180 days beyond that date, provided that the company meets other applicable SmallCap initial listing requirements. We may transfer the listing of our common stock back to the Nasdaq National Market if during any such grace period the closing bid price is $1.00 per share for 30 consecutive trading days and the company is in compliance with all other Nasdaq National Market continued listing requirements. We will be evaluating our alternatives if the bid price requirement is not met during the grace period. If our common stock is delisted from the Nasdaq SmallCap Market, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending upon our ability to meet the specific listing requirements of those quotation systems. If this happens, the marketability, liquidity and price of our common stock would likely be adversely affected.

        We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of net customer growth continues, it will lengthen the amount of time it will take for us to reach a sufficient number of customers to reach EBITDA and free cash flow positive, which in turn will have a negative effect on liquidity and capital resources. We incurred EBITDA (earnings before interest, taxes, depreciation and amortization) losses, excluding non-cash stock option compensation expense of approximately $0.3 million, in the nine months ended September 30, 2002 of approximately $29.5 million. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of EBITDA losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater EBITDA losses in the near term but higher cash flows in later periods. Conversely, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

        We were able to re-instate the deposit requirement for new sub-prime credit customers in late February 2002 in connection with the Sprint PCS Clear Pay program. The re-instatement of deposits had a significant impact on gross customer additions during the last five weeks of the three months ended March 31, 2002 and during each of the three months ended June 30, 2002 and September 30, 2002. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions may decline. As of September 30, 2002, 33% of our approximate 234,600 subscribers had a credit rating placing them in the sub-prime category. If the deposit requirement for new sub-prime credit customers continues to deter some potential customers with sub-prime credit from becoming subscribers, we may acquire fewer new customers, which would result in lower EBITDA losses in the near term but lower cash flows in later periods.

        We have received notice from Sprint PCS that our reciprocal travel rate will change from $0.10 per minute in 2002 to $0.058 per minute in 2003, and there can be no assurance that it would not be reduced further in future years. We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, the reciprocal travel rate exchanged for customers who roam into the other party's or another PCS affiliate's network was established at $0.20 per minute. In April 2001, we, along with other PCS affiliates of Sprint, reached an agreement in principle with Sprint PCS to reduce this reciprocal travel rate exchanged between Sprint PCS and the PCS affiliates. The rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002. With a travel-in to travel-out ratio of two to one during the nine months ended September 30, 2002 and an expected continued favorable travel position in the next few years, a much lower travel rate could significantly reduce our expected EBITDA and cash liquidity projections during the next two or three years. We project that growth in our customer base will result in a ratio of travel revenue to travel expense approaching one to one in the long-term, minimizing the net earnings and EBITDA impact of any substantial reduction in the travel rate during those later years.

        We place substantial reliance on the timeliness and accuracy of revenue and cost data generated by Sprint for the compilation of our financial statements and other financial disclosures. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that would have a material impact on our financial statements and disclosures. Sprint provides an annual evaluation of these controls to UbiquiTel by engaging its independent auditors to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Attestation Services No. 70 ("SAS 70"). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to UbiquiTel. Errors that are not reconciled on a timely basis by Sprint could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        Because we depend heavily on third party vendors for the operation of our portion of the Sprint PCS network, the insolvency or financial difficulty of one or more of these vendors may disrupt our services temporarily in certain portions of our markets. We lease a significant portion of the radio communications sites for our network through master lease agreements with several national communication site management companies. A number of these companies are experiencing financial difficulties and one company has filed and another company has announced its intention to file for protection from creditors under Chapter 11 of the federal bankruptcy code. If one or more of these companies becomes insolvent, a portion of our network could have a temporary disruption in service and could lead to a material increase in our capital and operating expenditures to replace the insolvent provider. Additionally, one of our network suppliers for radio communications equipment recently filed for bankruptcy under Chapter 7 of the federal bankruptcy code. If we cannot obtain additional components from such supplier or alternative third parties for future maintenance of a portion of our network, we could experience a temporary disruption in service in a portion of our network which could lead to a significant increase in capital expenditures to replace the component equipment.

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

        Variable interest rates may increase substantially. At September 30, 2002, we had $245.0 million outstanding under our senior credit facility. The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 5.96% for the nine months ended September 30, 2002. Increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

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

        The $300.0 million senior credit facility provides for a $55.0 million revolving loan, a term loan A of $120.0 million and a term loan B of $125.0 million. The term loans A and B, all of which were outstanding as of September 30, 2002, are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The commitment fee on unused borrowings is 1.375%, payable quarterly. Our obligations under the senior credit agreement are secured by all of our assets. The senior credit facility as previously described is subject to certain restrictive covenants including the timing of availability for borrowing under the $55.0 million revolving line of credit, maintaining certain financial ratios, reaching defined subscriber growth and network covered population goals, minimum quarterly service revenues and limiting annual capital expenditures.

        As of September 30, 2002, management believes that we are in compliance with all financial and operational covenants associated with our senior credit facility, senior subordinated discount notes and the Sprint PCS management agreement.

  Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior credit facility; noncancelable operating lease agreements for office space, retail stores, cell sites and office equipment; capital leases; the VIA Wireless building mortgage and other long-term liabilities; and the senior subordinated discount notes. Future minimum contractual cash obligations for the next five years and in the aggregate at September 30, 2002, are expected to be as follows (dollars in thousands):

		Payments due by period
Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior credit facility(1)	$245,000	$—	$18,625	$113,125	$113,250
Operating leases(2)	88,839	15,288	32,245	23,800	17,506
Capital leases	704	543	161	—	—
Building mortgage and other long-term liabilities	3,706	204	422	485	2,595
Senior discount notes	300,000	—	—	—	300,000

	$638,249	$16,035	$51,453	$137,410	$433,351

(1)
Total repayments, excluding interest payments, are based on borrowings outstanding as of September 30, 2002, not projected borrowings under the senior credit facility.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, our operations are exposed to interest rate risk on our senior credit facility and any future financing requirements. Our fixed rate debt consists primarily of the accreted carrying value of the senior subordinated discount notes ($212.9 million at September 30, 2002). Our variable rate debt consists of borrowings made under the senior credit facility ($245.0 million at September 30, 2002). Our primary interest rate risk exposures relate to (i) the interest rate on senior credit facility borrowings; (ii) our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

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

        The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended associated with the senior subordinated discount notes and our senior credit facility based on our projected level of long-term indebtedness (dollars in thousands):

	Years ending December 31,
	2002	2003	2004	2005	2006
Senior subordinated discount notes	220,388	252,380	289,119	300,000	300,000
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—
Senior credit facility	245,000	245,000	236,937	222,437	169,187
Variable interest rate (1)	6.2%	6.7%	7.6%	7.6%	7.6%
Principal payments	—	—	8,063	14,500	53,250

(1)
The interest rate on the senior credit facility equals the London interbank offered rate (LIBOR) plus a weighted-average interest rate of 3.8%. LIBOR is assumed to equal 2.4% for 2002, 2.9% for 2003, and 3.8% for years 2004, 2005 and 2006. A 1.0% increase (decrease) in the variable interest rate would result in a $2.5 million increase (decrease) in the interest expense.

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

        In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

        None.

ITEM 3. Defaults Upon Senior Securities

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders

        None.

ITEM 5. Other Information

        None.

ITEM 6. Exhibits and Reports on Form 8-K

        (a)    Reports on Form 8-K

        One report on Form 8-K was filed during the quarter ended September 30, 2002:

Date	Item Reported On
July 18, 2002	Item 5. Other Events. On July 18, 2002, UbiquiTel reported that it entered into a fourth amendment effective as of July 17, 2002 to its $300.0 million credit agreement dated as of March 31, 2000 by and among UbiquiTel Inc., UbiquiTel Operating Company, certain other subsidiaries of UbiquiTel Inc., BNP Paribas, as lead arranger and administrative agent, and the lenders party thereto from time to time, as amended.

        (b)    Exhibits:

Exhibit No.	Description
10.1	UbiquiTel Inc. Amended and Restated 2002 Employee Stock Purchase Plan.
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

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

PART I. FINANCIAL INFORMATION
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