Form 10-K
period 2002-12-31
UBIQUITEL INC
filed 2003-03-28
CIK 1108487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Joint Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002 or

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

        Indicate by check mark whether the registrant is an accelerated filer (as define in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the voting common stock held by non-affiliates of UbiquiTel Inc. as of June 30, 2002 was approximately $44,725,123. Directors and executive officers of UbiquiTel Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

        There were 81,590,534 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at March 17, 2003.

        There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at March 17, 2003, all of which were owned by UbiquiTel Inc.

        Documents Incorporated by Reference:    Portions of UbiquiTel Inc.'s definitive proxy statement for the 2003 annual meeting of shareholders are incorporated by reference into Part II (Item 5) and Part III (Items 10-13) of this Joint Annual Report on Form 10-K.

UbiquiTel Inc. and UbiquiTel Operating Company

Joint Annual Report on Form 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business	4
Item 2.	Properties	56
Item 3.	Legal Proceedings	56
*Item 4.	Submission of Matters to a Vote of Security Holders	56
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	57
Item 6.	Selected Financial Data	58
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	59
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 8.	Financial Statements and Supplementary Data	81
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	82
PART III
*Item 10.	Directors and Executive Officers	83
*Item 11.	Executive Compensation	83
*Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
*Item 13.	Certain Relationships and Related Transactions	83
Item 14.	Controls and Procedures	83
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	84
Signatures		89
Certifications		91
Index to Consolidated Financial Statements		F-1

*
The information contained therein pertains solely to UbiquiTel Inc.

Explanatory Note:

        The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("Operating Company"), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% Senior Subordinated Discount Notes due 2010 (the "Notes"). UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 15 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the "Company," "we," "us," "our" or "UbiquiTel" means, collectively, UbiquiTel, Operating Company and all of their consolidated subsidiaries.

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

Certain Definitions

        In this report, unless the context otherwise requires, the "Company," "we," "us," "our" or "UbiquiTel" means, collectively UbiquiTel Inc., UbiquiTel Operating Company and all of their consolidated subsidiaries. We refer to UbiquiTel Operating Company as "Operating Company."

        "Sprint PCS" refers to Sprint Communications Company, L.P., Sprint Spectrum L.P. and WirelessCo, L.P. In this report, we refer to Sprint Corporation and its affiliates, including Sprint PCS, as "Sprint." Statements in this report regarding Sprint are derived from information contained in our agreements with Sprint, periodic reports and other documents filed by Sprint with the Securities and Exchange Commission or press releases or public statements issued by Sprint.

Overview

        UbiquiTel, through its management agreement between Operating Company and Sprint PCS, is the exclusive provider of Sprint PCS digital wireless personal communications services ("PCS") to markets in the western and midwestern United States which include a total population of approximately 11.1 million residents. Sprint has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. We do not own any PCS licenses in our markets or elsewhere, so generally we can only operate our business so long as we remain a PCS affiliate of Sprint and Sprint and related entities continue to own the PCS licenses in our markets. Sprint directly operates its PCS network in major metropolitan markets throughout the United States. Sprint also has entered into independent management agreements with various PCS affiliates of Sprint, such as us, under which the PCS affiliates of Sprint have agreed to construct and manage the PCS networks under the Sprint brand name in midsize and smaller markets. Sprint is not obligated to provide us with any support in connection with our business or otherwise, other than performing its contractual obligations under the management agreement and other related agreements between us.

        Sprint operates a 100% digital PCS wireless network in the United States and holds licenses to provide PCS nationwide, using code division multiple access or CDMA technology. Sprint, directly and indirectly through PCS affiliates such as us, provides wireless services in more than 4,000 cities and communities across the country.

        As of December 31, 2002, UbiquiTel had approximately 257,000 customers and total network coverage of approximately 7.8 million residents. For the year ended December 31, 2002, UbiquiTel generated revenue of approximately $220.8 million.

Available Information

        Our Internet address is www.ubiquitelpcs.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as practicable after we electronically file such material with the Securities and Exchange Commission. The information contained on our website is not incorporated by reference in this report.

Recent Developments

        On February 26, 2003, Operating Company consummated a private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010 and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010. Additionally, we consummated concurrently a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of Operating Company's 14% Series B senior discount notes due 2008 in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, UbiquiTel issued detachable warrants to purchase approximately 9.6 million shares of its common stock.

        As a condition to these transactions, our senior lenders required us to prepay concurrently with the consummation of the exchange $15.0 million of our outstanding term loans under Operating Company's senior secured credit facility, which reduced the outstanding term loans under the senior secured credit facility to $230.0 million, and our $55.0 million unused revolving line of credit under the senior secured credit facility was permanently reduced by $5.0 million to $50.0 million.

Current Operating Environment and its Impact on the Company

        Since the beginning of 2002, the wireless communications industry, as well as UbiquiTel, has experienced significant declines in per share equity prices. We believe that this decline in wireless stocks results from a weaker outlook for the wireless industry than previously expected. Reasons for a weaker operating environment include:

  •
  declining rates of subscriber growth in the United States as overall rates of penetration in the wireless industry approach and exceed 50%, which decline may have been exacerbated by a widespread economic slowdown;

  •
  concerns that these declines, coupled with intense competition among wireless service providers in the United States, will continue to lead to service offerings of increasingly large bundles of minutes at lower prices;

  •
  higher rates of customer turnover, called churn, resulting from intense competition and programs for sub-prime credit quality subscribers; and

  •
  the highly leveraged capital structures of many wireless providers and a lack of viable financing alternatives.

        Our business has been and continues to be affected by these market conditions. In addition, as a result of our dependence on Sprint, we also are confronted with additional factors that have had and will likely continue to have a negative impact on our operations such as:

  •
  We offered a program that attracted sub-prime credit quality subscribers and contributed to high rates of churn. The introduction of this program was required under our agreements with Sprint until late February 2002 (See "—Marketing Strategy" for a description of the program and "—Risk Factors—Risks Particular to Our Relationship with Sprint");

  •
  Over the past year, Sprint has taken a number of actions which resulted in unanticipated charges or increases in charges to us. Some of these charges resulted from errors by Sprint, while others were charges to which we had little or no advance notice. The effect of these actions was to interject a greater degree of uncertainty to our business and financial planning (See "—Risk Factors—Risks Particular to Our Relationship with Sprint");

  •
  Over the past two years, Sprint has reduced our reciprocal travel rate in a series of rate reductions from $0.20 per minute to the recently announced $0.058 per minute. The effect of these rate changes was to reduce our operating income and liquidity position (See "—Risk Factors—Risks Related to Our Business, Strategy and Operations—We will not receive as much Sprint net travel, or roaming, revenue as we anticipated"); and

  •
  Our dependence on Sprint to provide customer care provides us limited tools to improve the quality of customer care, which may contribute to higher churn.

        These factors have led us to revise our business plan to reflect this less-favorable operating environment. We had previously projected to generate positive cash flow from operations less capital expenditures in 2004. However, due to a number of factors, including very aggressive price competition, general economic uncertainty, higher costs for new subscriber additions than we anticipated, lower new subscriber additions than we anticipated, continuing higher rates of customer turnover than we anticipated, the recent change to the reciprocal travel rate with Sprint that took effect on January 1, 2003, and potential changes to the roaming rates, we may generate positive cash flow from operations less capital expenditures a year or two later. However, our projections are subject to numerous further risks and uncertainties that are described under "—Risk Factors." We will have to dedicate a substantial portion of any future cash flow from operations to make interest and principal payments on our debt and fund capital expenditures, which will reduce funds available for other purposes. Our operating profitability will depend on many factors, including, among others, our relationship with Sprint and our ability to market PCS services, achieve projected market penetration and manage churn.

Business Strategy

        Our goal is to become one of the most profitable regional wireless providers by combining the strengths of our affiliation with a national wireless company with management and resources focused exclusively on acquiring and retaining high quality subscribers in our local markets. We believe the following elements are critical to enable us to achieve this goal:

  •
  Target our sales and marketing efforts toward prime credit classes;

  •
  Balance growth with competitive pressures;

  •
  Leverage our third generation network platform;

  •
  Reduce churn and bad debt expense by improving the quality of our subscriber base; and

  •
  Optimize our relationship with Sprint PCS to take advantage of their nationwide third generation network and services.

        Target our sales and marketing efforts toward prime credit classes.    With approximately 75% of sales coming from customers who are previous wireless users, we have focused our marketing efforts and aligned our distribution to the subsection of our markets where these potential prime credit class customers live, work and shop. We also are paying higher commissions for prime credit class sales than for sub-prime credit classes. We will continue to address the sub-prime credit class market by keeping credit policies tight by requiring a deposit equal to the spending limit controlled by our real-time billing system.

        Balance growth with competitive pressures.    The wireless industry continues to be very competitive. Six national carriers compete for market share. In our local markets, we have on average approximately five competitors, and we face two of the largest national operators in all of our markets. The large number of competitors puts pressure on both service plan offerings and costs to acquire new subscribers. We will continue to maintain discipline in managing our liquidity while focusing on profitable subscriber growth.

        Leverage our third generation network platform.    Along with Sprint and other affiliates of Sprint, we upgraded our network to a third generation standard, 1XRTT, and began offering new third generation data services called PCS Vision during the third quarter of 2002. PCS Vision provides us with a differentiated product and a competitive advantage in many of our local markets. We believe this product will be an important ingredient in penetrating the prime target market and in building a recurring revenue stream from data products. We also anticipate that the 1XRTT network platform will be more efficient in processing voice calls and will help us drive down capital expenditures associated with maintaining the quality of service.

        Reduce churn and bad debt expense by improving the quality of our subscriber base.    We improved the quality of the subscriber base from December 31, 2001 to December 31, 2002 by reducing the percentage of sub-prime credit class customers without a deposit from 42% to 14%. During this same period, we increased the percentage of prime credit class customers from 58% to 71%. By continuing to require a deposit equal to the spending limit for sub-prime credit classes, we expect the quality of our base to continue to improve which should benefit our churn rates and bad debt expense.

        Optimize our relationship with Sprint PCS to take advantage of their nationwide third generation network and services.    Sprint PCS is the only national operator with a deployment of third generation technology across its nationwide footprint. We believe this will provide us with many advantages including our ability to market voice and data products that can be used both on and outside our local network and provide us with a revenue stream from Sprint subscribers roaming onto our network. We will continue to manage our relationship with Sprint to allow us to maximize the unique values that it creates.

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

Location	BTA No.(1)		Megahertz of Spectrum(2)	Estimated Total Residents (000's)(3)	Network Coverage (000's)(4)	Percent Coverage
Reno/Tahoe/Northern California
Chico-Oroville, CA	79		30	225
Eureka, CA	134		30	148
Redding, CA	371		30	284
Reno, NV	372		30	584
Sacramento, CA	389	*	30	313
Yuba City-Marysville, CA	485	*	30	142

Subtotal				1,696	1,260	74%

Spokane/Montana
Billings, MT**	41		30	315
Bozeman, MT**	53		30	81
Butte, MT**	64		30	68
Great Falls, MT**	171		30	167
Helena, MT**	188		30	70
Kalispell, MT**	224		30	76
Lewiston-Moscow, ID	250		30	127
Missoula, MT**	300		30	172
Spokane, WA	425		30	754

Subtotal				1,830	640	35%

Southern Idaho/Utah/Nevada
Boise-Nampa, ID	50		30	562
Idaho Falls, ID	202		30	218
Las Vegas, NV	245	*	30	22
Logan, UT	258		30	104
Pocatello, ID	353		30	106
Provo-Orem, UT	365	*	30	12
St. George, UT	392		30	137
Salt Lake City-Ogden, UT	399	*	30	105
Twin Falls, ID	451		30	164

Subtotal				1,430	1,200	84%

Southern Indiana/Kentucky
Anderson, IN	15	*	30	44
Bloomington-Bedford, IN	47		30	241
Bowling Green-Glasgow, KY	52		30	249
Cincinnati, OH	81	*	30	17
Clarksville, Hopkinsville, TN/KY	83		30	254
Columbus, IN	93		30	157
Evansville, IN	135		30	518
Indianapolis, IN	204	*	30	86
Louisville, KY	263	*	30	252
Madisonville, KY	273		30	47
Owensboro, KY	338		30	165
Paducah-Murray-Mayfield, KY	339		30	234
Richmond, IN	373		30	105
Terre Haute, IN	442	*	30	246
Vincennes-Washington, IN	475		30	96

Subtotal				2,711	1,680	62%

Central Valley of California
Bakersfield, CA	28		20	662
Fresno, CA	157		30	923
Merced, CA	291		30	228
Modesto, CA	303		30	501
Stockton, CA	434		30	604
Visalia-Porterville-Hanford, CA	158		30	497

Subtotal				3,415	3,020	88%

TOTAL				11,082	7,800	70%

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

        We believe these markets have attractive demographic characteristics for growing our customer base and generating travel revenue from other Sprint PCS markets for the following reasons:

  •
  Contiguous to Major Existing Sprint Markets. Our markets are contiguous to major Sprint markets with a combined licensed population of over 57 million. Some of the major contiguous markets include San Francisco, Los Angeles and Sacramento, California; Seattle, Washington; Salt Lake City, Utah; Las Vegas, Nevada; Indianapolis, Indiana; Nashville, Tennessee; Louisville, Kentucky; and Cincinnati, Ohio.

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

Experienced Management Team

        UbiquiTel has an experienced senior management team with an average of over ten years of experience in the wireless communications industry with companies such as Comcast Cellular Communications, PacTel Cellular and Frontier Cellular Communications. Donald A. Harris, our Chairman of the Board, President and Chief Executive Officer, previously was president of Comcast Cellular Communications and managed much of its network build-out in Pennsylvania, New Jersey and Delaware with a covered population of over 8 million residents. For additional information concerning our management team, see "—Executive Officers of the Registrants."

Our History

        In October 1998, UbiquiTel L.L.C., whose sole member was The Walter Group, entered into an agreement with Sprint PCS for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe market. UbiquiTel L.L.C. had no financial transactions from its inception on August 24, 1998 to its incorporation date of September 29, 1999. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc., which were then subsequently assigned to Operating Company, which was formed in November 1999. On December 28, 1999, Operating Company amended its agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, Operating Company amended its agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless BTAs including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California (also collectively referred to as the central valley of California market). On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of UbiquiTel.

Network Operations

        Pursuant to our management agreement with Sprint PCS, UbiquiTel agreed to a minimum build-out plan for our portion of the Sprint PCS network. We have further enhanced our build-out plan to provide better coverage for our markets. We have focused our network coverage on the largest, most densely populated communities in our markets and interstates and primary roads connecting these communities to each other and to the adjacent major metropolitan markets owned and operated by Sprint PCS. As of December 31, 2002, our network consisted of five switches and switching centers and 826 cell sites in operation. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voice mail and other value-added services. Approximately 88% of our cell sites were co-located as of December 31, 2002. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly. We utilize the Sprint PCS network operations control center for around the clock monitoring as well as our own switching centers' capabilities for our network base stations and switches.

        Our network connects to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Through our Sprint PCS management agreement, we have the benefit of Sprint negotiated interconnection agreements with our local exchange carriers.

        We use Sprint and other third party providers for long distance services and for backhaul services. Backhaul services are the telecommunications services which other carriers provide to carry our traffic from our cell sites to our switching facilities.

Products and Services

        We offer Sprint PCS products and services throughout our markets. These products and services are generally designed to mirror the services offered by Sprint PCS.

  100% Digital Wireless Network with Nationwide Service

        We are part of the largest 100% digital wireless personal communications services network in the country. We believe the code division multiple access ("CDMA") technology that Sprint PCS has deployed offers significantly improved voice quality. CDMA provides voice transmissions encoded into a digital format with a significantly lower risk of cloning and eavesdropping than on analog or other digital based systems.

  PCS Vision Service

        Sprint and PCS affiliates of Sprint, including UbiquiTel, launched third generation ("3G") CDMA technology into their networks beginning in August 2002, and commonly refer to the product as PCS Vision. Vision-enabled PCS phones and devices take and receive pictures, check personal and corporate e-mail, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds that equal or exceed a home computer's dial-up connection. At the same time, Sprint began to roll out a broad portfolio of Vision-enabled phones and devices that incorporate voice and data functionality, expanded memory, high-resolution and larger color screens that allow greater mobility, convenience and productivity. We support and offer PCS Vision services and phones in our markets.

  Wireless Internet Access

        Wireless Internet access is available through both the new PCS Vision service and the existing Sprint Wireless Web service. PCS subscribers with web browser-enabled phones have the ability to receive information such as stock prices, airline schedules, sports scores and weather updates directly on their handsets. Subscribers with PCS Vision phones can browse full color, graphic versions of popular web sites. Subscribers with existing browser-enabled phones are able to browse specially designated text based sites.

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

  Advanced Handsets

        We offer handsets with and without PCS Vision capabilities. Only PCS Vision-enabled handsets provide data services at speeds equal to or exceeding a home computer's dial-up connection. Both types of handsets are offered in a single band/single mode or a dual-band/dual mode with various advanced features and technology. Our code division multiple access single-band/single-mode handsets, weighing approximately five to seven ounces, offer up to five days of standby time and approximately four hours of talk time. Our dual-band/dual-mode handsets allow customers to make and receive calls on both PCS and cellular frequency bands with the applicable digital or analog technology. These handsets allow roaming on cellular networks where Sprint PCS digital service is not available. All handsets are co-branded with the vendor and the Sprint brand name and are equipped with preprogrammed features such as caller ID, call waiting, phone books, speed dial and last number redial.

  Sprint PCS Travel

        Sprint PCS travel includes both inbound Sprint PCS travel, when a Sprint PCS subscriber based outside of our markets uses our network, and outbound Sprint PCS travel, when a Sprint PCS subscriber based in our markets uses the Sprint PCS network or network of another PCS affiliate of Sprint outside of our markets. We and Sprint PCS compensate each other with a reciprocal per minute rate for each minute used on the other's network. Pursuant to our management agreement with Sprint PCS, Sprint PCS currently has the discretion to change the per minute rate for Sprint PCS traveling fees.

  Non-Sprint PCS Roaming

        Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when a non-Sprint PCS subscriber uses our network, and outbound non-Sprint PCS roaming, when a Sprint PCS subscriber based in our markets uses a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider's subscriber uses our network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our network, and as part of our management agreement with Sprint PCS, we are entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint PCS, Sprint PCS bills these wireless service providers for these fees. When another wireless service provider provides service to one of the Sprint PCS subscribers based in our markets, we pay outbound non-Sprint PCS roaming fees. Sprint PCS, pursuant to our services agreement with Sprint PCS, then bills the Sprint PCS subscriber for use of that provider's network at rates specified in his or her contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. As a result, we retain the collection risk for outbound non-Sprint PCS roaming fees incurred by the subscribers based in our markets.

Marketing Strategy

        Our marketing strategy uses Sprint PCS' proven strategies with local enhancements tailored to our specific markets. We feature exclusively and prominently the nationally recognized Sprint and Sprint PCS brand names in our marketing efforts. From the customers' point of view, we are Sprint PCS in our markets that we serve. We use the Sprint PCS pricing strategy to offer customers in our markets simple, easy to understand service plans. Sprint PCS' consumer pricing plans are typically structured with competitive monthly recurring charges, large local calling areas, service features such as voicemail, enhanced caller ID, call waiting and three-way calling and competitive per-minute rates and PCS to PCS calls. In addition, we offer Sprint PCS' national "Free and Clear" calling plans, which offer simple, affordable plans for every consumer and business customer and include free long distance calling from anywhere on its nationwide network.

        A significant product for us is the Clear Pay program and its predecessors, the Account Spending Limit ("ASL") and no-deposit ASL ("NDASL") programs. Under these programs, subscribers who did not meet certain credit criteria could qualify for our digital wireless services. Under the ASL program, sub-prime credit quality subscribers could select any plan offered subject to an account spending limit. Prior to May 2001, all of these subscribers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the NDASL program eliminated the deposit requirement on all credit classes. In November 2001, the NDASL program was replaced with a substantially similar program known as Clear Pay. The primary difference between the two programs was the re-introduction of a deposit requirement in the lowest credit class and an increased emphasis on collection processes. In late February 2002, we reinstated a $125 deposit for all sub-prime quality subscribers in our markets under the Clear Pay program. The Clear Pay program and its deposit requirements are currently in effect in all of our markets. As a result, sub-prime credit quality subscribers accounted for 29% of our subscribers at December 31, 2002, though due to the re-introduction of deposits in early 2002, 15% of our 2002 year-end subscriber base constituted sub-prime credit quality subscribers with deposits, thus reducing our future bad debt expense exposure.

        Our local focus enables us to supplement Sprint PCS' marketing strategies with our own strategies tailored to each of our specific markets. This includes using local radio, television and newspaper advertising to sell our products and services in each of our markets. Sprint PCS promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. We benefit from the national advertising at minimal costs to us. We have the right to use any promotion or advertising materials developed by Sprint PCS and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, advertisement production and material costs and incremental printing costs. Sprint PCS also runs numerous promotional campaigns that provide customers with benefits such as additional features at the same rate or free minutes of use or data usage for limited time periods. We offer these promotional campaigns to potential customers in our markets.

        Sprint PCS is a sponsor of numerous selective, broad-based national, regional and local events. These sponsorships provide Sprint PCS with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our markets.

Sales and Distribution

        Our sales and distribution plan focuses on local retail stores and agents complemented by Sprint PCS' national channels. Key elements of our sales and distribution plan consist of the following:

  Sprint PCS Retail Stores

        We operate company-owned Sprint branded retail stores throughout our markets. As of December 31, 2002, we had 34 retail stores in operation. These stores are generally located in major traffic centers within our markets, providing us with a strong local presence and a high degree of visibility. We train our sales representatives to be informed and persuasive advocates for Sprint PCS' services. Following the Sprint PCS model, these stores are designed to facilitate retail sales, activation, bill collection and customer service. Our retail stores contributed approximately 34% of our 2002 and 2001 gross subscriber additions.

  Local Indirect Agents

        We also have developed distribution relationships with local specialty stores and independent agents. We currently have more than 280 local indirect agents in our markets. These local indirect agents in our markets contributed approximately 23% and 20% of our 2002 and 2001 gross subscriber additions, respectively.

  Sprint Store Within a RadioShack Store

        Sprint has an exclusive arrangement with RadioShack to install a "store within a store," making Sprint PCS the exclusive brand of PCS sold through RadioShack stores. We currently have a "store within a store" in approximately 180 RadioShack retail stores in our markets. Sprint PCS has an over 10-year alliance with RadioShack, obligating the retailer to offer Sprint PCS service on an exclusive basis alongside one cellular carrier in each market. The Sprint stores within RadioShack stores in our markets contributed approximately 12% and 18% of our 2002 and 2001 gross subscriber additions, respectively.

  Other National Third Party Retail Stores

        In addition to RadioShack, we benefit from the distribution agreements established by Sprint PCS with other national retailers which currently include Best Buy, Staples, Circuit City, OfficeMax, Office Depot, Ritz Camera, Good Guys, Comp USA, Dillards, Costco and WalMart. These retailers currently have approximately 300 retail stores in our markets. Other national third party retail stores contributed approximately 14% of our 2002 and 2001 gross subscriber additions.

  National Accounts and Direct Selling

        We participate in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of Fortune 1000 companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our markets. Our direct sales force targets the employees of these corporations in our markets and cultivates other local business clients. National accounts and direct selling contributed approximately 5% and 8% of our 2002 and 2001 gross subscriber additions, respectively.

  Sprint Distribution Channels

        Sprint directly controls various distribution channels that sell Sprint PCS products and services to customers whose billing address is in our markets. These channels with activity in our markets include: Sprint Inbound Telemarketing, Sprint web-based electronic commerce, and Sprint retail stores and kiosks. Sprint PCS provides inbound telemarketing sales when customers call from our markets. As the exclusive provider of Sprint PCS products and services in our markets, we use the Sprint 1-800-480-4PCS number campaigns that generate call-in leads. These leads are then handled by Sprint PCS's inbound telemarketing group. Sprint PCS' Internet site contains information on Sprint PCS products and services. A visitor to Sprint PCS' Internet site can order and pay for a handset and select a rate plan. Customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. Customers in our markets who purchase products and services over the Sprint PCS Internet site become customers of our PCS network. In addition to these channels, Sprint's retail and business sales activities often have some incidental overflow into our markets. Sprint distribution channels contributed approximately 8% and 6% of our 2002 and 2001 gross additions, respectively.

  Resellers and Other Channels

        Other PCS affiliates of Sprint have some incidental overflow into our markets, and we have a small number of resellers in our markets. Other distribution channels and resellers contributed approximately 4% and 0% of 2002 and 2001 gross additions, respectively.

        In addition, we entered into a resale agreement with Virgin Mobile, USA through Sprint that took effect March 1, 2003 as part of the recently launched partnership between Sprint PCS and Virgin Mobile. The agreement allows Virgin Mobile to sell prepaid wireless services in our markets. Virgin Mobile uses the Sprint PCS nationwide network and offers one simple, easy to understand, pay-as-you-go pricing plan, targeting the 15 to 30-year old U.S. consumer market to purchase pay-as-you-go wireless communications services while eliminating the responsibilities of monthly bills and credit requirements.

Suppliers and Equipment Vendors

        We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment and handsets pursuant to various Sprint vendor arrangements that provide us with volume discounts. These discounts have significantly reduced the overall capital required to build our network.

        Under such arrangements, UbiquiTel currently purchases most of its network equipment from Lucent Technologies, Inc. In addition, we currently purchase our handsets directly from Sprint and our accessories from Sprint and certain other third-party vendors.

Technology

General

        In the commercial mobile wireless communication industry there are two principal services licensed by the Federal Communications Commission for transmitting two-way, real time voice and data signals: "cellular" and wireless "personal communications services." In addition, enhanced specialized mobile radio service allows for interconnected two-way real time voice and data services. The Federal Communications Commission licenses these services on a geographic basis, using distinct radio spectrum bands. Cellular service, which uses a portion of the 800 MHz spectrum, was the original form of widely-used commercial mobile wireless voice communications. Cellular systems were originally analog-based, but over the last several years cellular operators have been providing digital service, usually as a complement to analog service in most of the major metropolitan markets. In 1994, the Federal Communications Commission allocated the 1850 - 1990 MHz band for wireless high capacity, commonly referred to as broadband personal communications services to be provided utilizing digital technology.

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

        Digital wireless broadband personal communications services differ from analog cellular service principally in that digital wireless broadband personal communications services systems use frequencies in a higher spectrum band and employ advanced digital technology. Analog-based systems send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital systems convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital systems also achieve greater frequency reuse than analog systems resulting in greater capacity than analog systems. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless broadband personal communications services or cellular service frequencies, to provide greater call privacy and stronger data transmission, such as facsimile, electronic mail and connecting laptop computers with computer/data networks. Moreover, digital technology also permits the provision of enhanced services such as caller ID.

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

Code Division Multiple Access Technology

        Sprint PCS' national network and the networks of the PCS affiliates of Sprint all use the third generation digital code division multiple access technology. We believe that code division multiple access provides important system performance benefits such as:

  Greater Capacity

        We believe, based on studies by code division multiple access manufacturers, that the third generation code division multiple access systems can provide system capacity that is approximately 12 times greater than that of current analog technology and approximately four times greater than time division multiple access and global system for mobile communications systems.

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

  Third Generation CDMA

        The 3G CDMA network that Sprint PCS and the PCS affiliates of Sprint launched in August 2002 uses CDMA2000 "one times radio transmission technology," or "1XRTT." This third generation technology provides increased voice capacity, increased battery life and "always-on" Internet connectivity with higher transmission speeds. To take advantage of these enhanced 3G features, subscribers need to purchase a 3G-capable handset. All of our cell sites have been upgraded to 3G CDMA, or 1XRTT, technology as of June 30, 2002.

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

Competition

        We compete throughout our markets with both cellular and PCS providers. As a result of competition, prices of wireless services have dramatically dropped and are expected to continue to do so until there are fewer cellular and PCS providers through consolidation or otherwise, because there are low marginal costs associated with providing an additional increment of airtime. Although we face Verizon Wireless, AT&T Wireless Services, Cingular, VoiceStream and Nextel, the other five national wireless operators, in the majority of our markets, Verizon and AT&T are in all of our markets and provide the most competition for market share because in most cases they are the incumbent providers. Competition also spans operators using different competing digital technologies. Similar to UbiquiTel, Verizon, Qwest and Cricket use CDMA. AT&T uses TDMA. VoiceStream uses GSM exclusively while Cingular uses a combination of TDMA and GSM. Nextel uses its proprietary integrated Digital Enhanced Network (iDEN) technology.

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

        Many of our competitors have significantly greater financial and technical resources and subscriber bases than we do. Some of our competitors also have well established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. PCS operators compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint PCS. Our success, therefore, is, to a large extent, dependent on Sprint PCS' ability to distinguish itself from competitors by marketing and anticipating and responding to various competitive factors affecting the wireless industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. To the extent that Sprint PCS is not able to keep pace with technological advances or fails to respond timely to changes in competitive factors in the wireless industry, it could cause us to lose market share or experience a decline in revenue. Recently, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to a smaller number of larger competitors over time, which may alleviate pricing pressure within the industry. These larger competitors may have substantial resources or may be able to offer a variety of services to a large customer base.

        Over the past several years, the Federal Communications Commission has auctioned and will continue to auction spectrum that could be used to compete with Sprint PCS services. In 2000, the

Federal Communications Commission reclaimed certain 700 MHz band spectrum in the upper end of the 700 MHz band (747 MHz to 762 MHz and 777 MHz to 792 MHz) previously allocated for UHF television broadcast use. Additional spectrum in the lower portion of the 700 MHz band (698 MHz to 746 MHz) was reallocated in December 2001. An auction for the reallocated spectrum in the lower end of the 700 MHz band has been scheduled to begin May 28, 2003. The auction date for the reallocated spectrum in the upper end of the 700 MHz band has not yet been scheduled. That spectrum will continue to be used as well by television broadcast stations until 2006 during the transition of those television stations to digital television operation. Although additional spectrum is likely to be available for commercial mobile radio services, the FCC's decision to eliminate the spectrum cap beginning in January 2003 may lead to further consolidation of the commercial mobile radio service industry. Based upon increased competition, we anticipate that market prices for two-way wireless services may decline in the future.

        Our ability to compete effectively with these other providers will depend on a number of factors, including:

  •
  the continued success of CDMA technology in providing competitive call clarity and quality;

  •
  our ability to provide quality network service;

  •
  the competitiveness of Sprint's pricing plans;

  •
  our spending on marketing and promotions compared to our competitors;

  •
  liquidity and capital resources;

  •
  our ability to upgrade our networks to accommodate new technologies;

  •
  the continued expansion and improvement of the Sprint PCS nationwide network;

  •
  the quality of Sprint customer care systems; and

  •
  our selection and prices of handset options.

        Our ability to compete successfully also depends, in part, on the ability of Sprint and us to anticipate and respond to various competitive factors affecting the industry, including:

  •
  new services and technologies that may be introduced;

  •
  changes in consumer preferences;

  •
  demographic trends;

  •
  economic conditions; and

  •
  discount pricing strategies by competitors.

Intellectual Property

        Other than UbiquiTel's and VIA Wireless' corporate names, we do not own any intellectual property that is material to our business. "Sprint," the Sprint diamond design logo, "Sprint PCS" and "Sprint Personal Communication Services" are service marks registered with the United States Patent and Trademark Office and owned by Sprint, Sprint PCS or their affiliates. Pursuant to our Sprint PCS management agreement, we have the right to use, royalty-free, the Sprint and Sprint PCS brand names and the Sprint diamond design logo and certain other service marks of Sprint in connection with marketing, offering and providing licensed services to end-users and resellers, solely within our markets.

        Except in instances that are noncompetitive and other than in connection with national distribution agreements, Sprint PCS has agreed not to grant to any other person a right or license to use the licensed marks in our markets. In all other instances, Sprint PCS reserves the right to use the licensed marks in providing its services within or without our markets.

        The trademark license agreements contain numerous restrictions with respect to the use and modification of any of the licensed marks.

Research and Development

        We currently do not conduct our own research and development. Instead we benefit from Sprint's and our vendors' extensive research and development efforts, which provide us with access to new technological products and enhanced service features without significant research and development expenditures of our own.

        We have been provided prompt access to any developments produced by Sprint for use in our network. We believe that new features and services will be developed for the Sprint PCS network to take advantage of CDMA technology. We may be required to incur additional expenses in modifying our network in the future to provide these additional features and services.

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

  Overview of Sprint PCS Relationship and Agreements

        Under long-term agreements with Sprint PCS, we have the right to exclusively market PCS products and services under the Sprint and Sprint PCS brand names in our markets. Sprint PCS owns the spectrum licenses and we are granted use of these licenses through our agreements with Sprint PCS. The agreements with Sprint PCS require us to interface with the Sprint PCS national wireless network by building our PCS network to operate on the PCS frequencies licensed to Sprint PCS. The Sprint PCS agreements also give us access to Sprint PCS' equipment discounts, roaming revenue from Sprint PCS customers traveling into our markets, and various other back office services. Our relationship and agreements with Sprint PCS provided strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of establishing billing and other customer services infrastructure. The Sprint PCS agreements have an initial term of 20 years ending in 2018 and will automatically renew for three additional successive 10-year terms for a total term of 50 years, unless we or Sprint PCS provide the other with two years' prior written notice to terminate the agreements or unless we are in material default of our obligations under the agreements.

        We have four major agreements with Sprint PCS:

  •
  the management agreement;

  •
  the services agreement;

  •
  the trademark and service mark license agreement with Sprint; and

  •
  the trademark and service mark license agreement with Sprint PCS.

        In addition, Sprint PCS has entered into a consent and agreement that modifies our management agreement for the benefit of Paribas, on behalf of the lenders under our senior secured credit facility.

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

        Network build-out.    The management agreement specifies the terms of the requirements for our network build-out plan. We agreed on a minimum build-out plan which includes specific coverage and deployment schedules for the network within our service area. We believe we have satisfied in all material respects our build-out requirements with deployment schedules through 2002. The management agreement also includes minimum build-out plan requirements with a deployment schedule after 2002 for select cities in the Spokane/Montana market which have a launch date of June 1, 2005. We have agreed to operate our PCS network, if technically feasible and commercially reasonable, to provide for a seamless handoff of a call initiated in our markets to a neighboring Sprint PCS network.

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

        Service pricing, roaming, travel and fees.    We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. We are permitted to establish our own local price plans for Sprint PCS products and services offered only in our markets, subject to Sprint PCS' approval. We are to be paid by Sprint PCS 92% of collected revenues received by Sprint for Sprint PCS products and services from subscribers in our markets. Collected revenues exclude, among other things, outbound roaming revenues and related charges, roaming revenues from Sprint PCS' and its PCS affiliates' subscribers, sales of handsets and accessories, proceeds from sales not in the ordinary course of business and amounts collected with respect to taxes. Except in the case of taxes, we retain 100% of these revenues. Many Sprint PCS subscribers purchase bundled pricing plans that allow roaming anywhere on Sprint PCS' and its affiliates' networks without incremental Sprint PCS roaming charges. However, we earn Sprint PCS travel revenue for every minute that a Sprint PCS subscriber from outside our markets enters our markets and uses our services. We earn revenue from Sprint PCS based on a per minute rate currently established by Sprint PCS when Sprint PCS' or its network partners' subscribers travel on our portion of the Sprint PCS network. Similarly, we pay the same rate for every minute Sprint PCS subscribers who are based in our markets use the Sprint PCS network outside our markets. The roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements.

        Under our agreement with Sprint PCS, the reciprocal travel rate exchanged for customers who roam into the other party's or another PCS affiliate's network was established at $0.20 per minute. In April 2001, we, along with other PCS affiliates of Sprint, reached an agreement in principle with Sprint PCS to reduce this reciprocal travel rate exchanged between Sprint PCS and the PCS affiliates. The rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002. We received notice from Sprint PCS that our reciprocal travel rate changed to $0.058 per minute effective January 1, 2003. We are currently evaluating our contractual and legal remedies with respect to this most recent change to the reciprocal travel rate to determine if this action was appropriate and authorized under our management agreement with Sprint PCS, although the availability of any remedies for the reduction of the travel rate may be limited.

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

        Non-competition.    We may not offer Sprint PCS products and services outside our markets without the prior written approval of Sprint PCS. Within our markets we may offer, market or promote telecommunications products and services only under the Sprint PCS brands, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we obtain licenses to provide PCS services outside our markets, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS. Additionally, if customers from our markets travel to other geographic areas, we must route those customers' incoming and outgoing calls according to Sprint PCS' roaming and inter-service area requirements, without regard to any wireless networks that we or our affiliates operate.

        Inability to use non-Sprint PCS brand.    We may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint PCS brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

        Change of Control. A change of control of our ownership is subject to Sprint PCS' consent, which cannot be unreasonably withheld.

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

        However, Sprint PCS' rights of termination have been modified by the consent and agreement and are discussed more particularly under "—Consent and Agreement." The termination or non-renewal of the management agreement triggers certain of our rights and those of Sprint PCS.

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

  The Trademark and Service Mark License Agreements

        We have non-transferable, royalty-free licenses to use the Sprint and Sprint PCS brand names and "diamond" symbol, and several other U.S. trademarks and service marks on Sprint PCS products and services. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and Sprint PCS and use of the licensed marks in a manner which would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed to promptly notify Sprint and Sprint PCS of any infringement of any of the licensed marks within our markets of which we become aware and to provide assistance to Sprint and Sprint PCS in connection with Sprint's and Sprint PCS' enforcement of their respective rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

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

  The Consent and Agreement

        Overview.    Sprint PCS has entered into a consent and agreement that modifies our management agreement for the benefit of Paribas, on behalf of the lenders under our senior secured credit facility. The consent generally provides, among other things, the following.

        Consent to security interest and pledge of stock.    Sprint PCS has consented to the grant of the following to such senior lenders:

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

        Appointment by Paribas of Sprint PCS or a third party designee to operate business.    If Paribas appoints Sprint PCS to operate the business, Sprint PCS must accept the appointment within 14 days or designate another person to operate the business. Sprint PCS' designee may be a network partner of Sprint PCS (other than us) or another person acceptable to Paribas. Sprint PCS or its designee must agree to operate the business for up to six months. At the end of the six months, the period may be extended by Paribas for an additional six months (or an additional 12 months if the aggregate population served by all of Sprint PCS' network partners is less than 40 million). During the initial six-month period, Sprint PCS may not receive reimbursement for amounts expended to cure a breach until our obligations to our senior lenders under the credit facility have been satisfied in full. If the term is extended beyond the initial six-month period, we will be required to reimburse Sprint PCS or its designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our shareholders' equity value plus the outstanding amount of our long term debt. Sprint PCS or its designated person is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, Paribas has the right to appoint a successor to the interim manager subject to the requirements set forth below.

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

        Election of Sprint PCS to serve or designate a third party to operate business.    If Sprint PCS elects to operate the business on an interim basis or designate a third party to operate the business on an interim basis, Sprint PCS or the third party may operate the business for up to six months at the discretion of Sprint PCS. At the end of the six months, the period may be extended for an additional six months (or an additional 12 months if the aggregate population served by us and all other network partners of Sprint PCS is less than 40 million). During the initial six-month period, Sprint PCS may not receive reimbursement for amounts expended to cure a breach until our obligations to our senior lenders under the credit facility have been satisfied in full. If the term is extended beyond the initial six-month period, we will be required to reimburse Sprint PCS or its third party designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our shareholders' equity value plus the outstanding amount of our long term debt. Sprint PCS or its third party designee is not required to incur expenses beyond this 5% limit. At the end of the initial six-month period, Sprint PCS, subject to the approval of Paribas, has the right to appoint a successor to the interim manager.

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

  •
  If, after the 120-day period after the acceleration date, we receive a written offer to purchase our operating assets or capital stock that we confirm in writing to be acceptable to us, Sprint PCS has the right to purchase our operating assets or our stock on terms and conditions at least as favorable to us as the offer we receive. Sprint PCS must exercise its right to purchase the operating assets or capital stock within 14 business days of its receipt of the offer, on acceptable conditions, and in an amount of time acceptable to us and Paribas.

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

        Deferral of Collected Revenues.    For a period of up to two years after an acceleration by Paribas of our obligations under the credit facility, Sprint PCS may only retain one-half of the amount of collected revenues from our operation of the Sprint PCS network in our markets that it would otherwise be entitled to under the management agreement. The balance must be forwarded to us, or to Paribas if Paribas has elected to redirect payments as provided in the consent. If Sprint PCS is not serving as the interim manager at the end of the first year following the acceleration, then Sprint PCS will retain all of the collected revenues to which it is entitled under the management agreement from then on (the remainder to be paid to Sprint PCS under an unsecured deferred note).

        Right to Purchase Debt Obligations.    Following the acceleration of our obligations under the credit facility, and until the 60-day anniversary of the filing of a bankruptcy petition, Sprint PCS has the right to purchase our obligations that are held by the lenders under the credit facility.

Environmental Compliance

        Our environmental compliance expenditures primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures arise in connection with standards compliance or permits which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures have not been and are not expected to be material to our operations in the future.

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

  •
  impose fines and forfeitures for violations of the Communications Act and the FCC's rules; and

  •
  regulate the technical standards of PCS networks.

        In November 2001, the FCC adopted rules increasing from 45 MHz to 55 MHz the amount of spectrum in any one market in which a single entity may have an attributable interest in broadband PCS, cellular or SMR licenses, which became effective in February 2002. Subsequently, the spectrum cap has been eliminated as of January 1, 2003.

  Transfers and Assignments of PCS Licenses

        The FCC must give prior approval to the assignment of licenses or transfers of licenses involving changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. Additionally, the FCC requires only post-consummation notification of certain pro forma assignments or transfers of control.

  Conditions of PCS Licenses

        All PCS licenses are granted for 10-year terms conditioned upon timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within 5 years and to two-thirds of the population within 10 years, and all 10 MHz broadband PCS licensees (and 15 MHz licensees resulting from disaggregation of MHz spectrum blocks) must construct facilities that offer coverage to at least one-quarter of the population within 5 years or make a showing of "substantial service" within that five-year period. Rule violations could result in the forfeiture of the affected license and an inability to regain the license. The FCC also requires licensees to maintain control over their licenses. The Sprint PCS agreements reflect an alliance that the parties believe meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our agreements with Sprint PCS need to be modified to increase the level of licensee control, the Sprint PCS agreements may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. If the agreements cannot be modified, they may be terminated. As a result, it would be extremely difficult for us to conduct our business. In addition to revoking licenses, the FCC could impose monetary penalties on us.

  PCS License Renewal

        PCS licenses can be renewed for additional 10-year terms. PCS license renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearing a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has provided "substantial service" during its license term and substantially complied with all applicable laws and FCC rules and policies. The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. The FCC's renewal expectancy and procedures make it likely that Sprint PCS will retain its PCS licenses managed by us in the foreseeable future.

  Interconnection

        The FCC has the authority to order interconnection between commercial mobile radio service providers and any other telecommunications carrier. The FCC has ordered all local exchange carriers to establish reciprocal compensation with commercial mobile radio service providers, which provide telecommunications services through wireless technology for transport and termination of telecommunications. The FCC rules define reciprocal compensation as compensation from one carrier to another for the transport and termination on each carrier's network facilities of local telecommunications traffic originating on the network facilities of the other carrier. As a commercial mobile radio service provider, we are required to pay reciprocal compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive reciprocal compensation when we transport and terminate a local call that originated on a wireline local exchange carrier's network. In conjunction with Sprint PCS, we negotiate interconnection agreements for the Sprint PCS network in our market area with major incumbent local exchange carriers and smaller independent local telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the Sprint PCS systems with other telecommunications networks. They will also determine the nature and amount of revenues we and Sprint PCS can receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers.

  Other FCC Requirements

        In June 1996, the FCC adopted rules that prohibit broadband PCS providers from unreasonably restricting or disallowing resale of their services or unreasonably discriminating against resellers. Resale obligations expired on November 24, 2002, although wireless carriers will still face a statutory obligation to provide their interstate services in a manner which is not unreasonably discriminatory. The FCC also is considering in a rulemaking proceeding whether to allow a secondary market to develop for spectrum. Although the comment period in this proceeding ended in March 2001, to date the FCC has not taken any action.

        FCC rules require local telephone companies and most commercial mobile radio service carriers to program their networks to allow customers to change service providers without changing telephone numbers, which is referred to as service provider number portability. The FCC's rules require most commercial mobile radio service providers to implement number portability upon bona fide request in the 100 largest metropolitan areas of the United States. However, the FCC has delayed implementation of that requirement until November 24, 2003. A FCC decision not to forbear from applying its number portability requirement to wireless carriers is on appeal to the U.S. Court of Appeals for the District of Columbia Circuit. The FCC currently requires most commercial mobile radio service providers to be able to deliver calls from their networks to ported numbers anywhere in the country, and to contribute to the Local Number Portability fund. Implementation of wireless service provider number portability will require wireless PCS providers like us and Sprint PCS to purchase more expensive switches and switch upgrades. However, it will also enable existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which could make it easier for PCS providers to market their services to existing cellular users.

        The FCC has adopted rules permitting broadband PCS and other commercial mobile radio service providers to provide traditional telephone services based on wireless technology and other fixed services that would directly compete with the wireline services of local telephone companies. The FCC currently is undertaking a rulemaking proceeding in which it is considering actions to help ensure that competitive telecommunications providers have reasonable and non-discriminatory access to rights-of-way, buildings, rooftops and facilities in multiple tenant environments. In October 2000, the FCC adopted a rule which prohibits telecommunications carriers from entering into contracts to serve multitenant commercial buildings that restrict the property owner's ability to permit building access to other telecommunications companies. The FCC is considering whether to adopt additional building access requirements and invited interested persons to submit in early 2002 updated data on the state of the market for advanced telecommunications services in multitenant environments. To date, the FCC has not adopted additional rules or policies governing access by telecommunications carriers to multitenant buildings.

        The FCC has released a series of orders requiring broadband PCS and other commercial mobile radio service providers to implement enhanced emergency 911 capabilities. Phase II of the FCC's E-911 rules requires wireless carriers, including Sprint PCS, to provide Automatic Location Identification subject to certain conditions and schedules and to complete that transition by December 31, 2005. In October 2001, the FCC granted waivers of its Phase II schedules and approved the E-911 compliance plans of several wireless carriers, including Sprint PCS. Under the modified plan approved for Sprint PCS, it must have begun selling specially-equipped telephone handsets by October 1, 2001, with a rollout of such handsets continuing until December 31, 2002, when all new handsets were required to be specially-equipped. On December 10, 2002, Sprint PCS asked the FCC for an additional six-month period to comply with that requirement. The FCC has invited comments on Sprint PCS' request for additional time, but no decision has yet been made. Under its compliance plan, Sprint PCS must have completed its network upgrade to support enhanced 911 service by August 1, 2002, a requirement which Sprint PCS met. In addition, beginning in February 2002, Sprint PCS is required to file with the FCC quarterly reports on its progress in implementation of its E-911 compliance schedule. As the required equipment becomes more functional and less expensive, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities. Congress enacted legislation that extends to wireless carriers the same level of immunity from lawsuits that is enjoyed by traditional telephone companies regarding their transmission of emergency calls. Wireless carriers also face certain statutory and regulatory requirements regarding accessibility of wireless services to persons with disabilities.

  Communications Assistance for Law Enforcement Act and USA Patriot Act

        The Communications Assistance for Law Enforcement Act, or CALEA, enacted in 1994, requires PCS and other telecommunications carriers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. PCS providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025A, by June 30, 2000, and with additional standards by September 30, 2001. PCS providers also were required to comply with certain CALEA capability requirements by November 19, 2001. Various other capability requirements established by the Department of Justice and Federal Bureau of Investigation have been temporarily suspended pending further review by the FCC. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, known as the USA Patriot Act. The USA Patriot Act significantly amended existing laws related to electronic surveillance and expanded the power of federal law enforcement agencies investigating cases involving international terrorism and foreign intelligence. The USA Patriot Act does not impose any additional technical obligations or requirements on providers of wire or electronic communications services. Under the USA Patriot Act, a provider of wire or electronic communications services that furnishes facilities or technical assistance shall be reasonably compensated for reasonable expenditures incurred in providing facilities or assistance related to a law enforcement agency's use of a pen register or trap and trace device. CALEA and the USA Patriot Act may cause Sprint PCS and its network partners to face additional costs and responsibilities for network upgrades related to compliance with law enforcement agencies' expanded surveillance powers. Most PCS providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with CALEA capability and capacity requirements. However, it is possible that some of these costs may be reduced or delayed if law enforcement or legislative initiatives are adopted and implemented.

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

  Review of Universal Service Requirements

        The FCC is required to establish a "universal service" program to ensure that affordable, quality telecommunications services are available to all Americans, and to support the availability of advanced telecommunications services to schools, libraries, and rural health care centers. Sprint PCS is required to contribute to the federal universal service program as well as existing state programs. The FCC has determined that the Sprint PCS "contribution" to the federal universal service program is a variable percentage of "end-user telecommunications revenues." That percentage is adjusted periodically by the FCC. Although many states are likely to adopt a similar assessment methodology, the states are free to calculate telecommunications service provider contributions in any manner they choose as long as the process is not inconsistent with the FCC's rules. The FCC currently is considering changes to the manner in which universal service contribution assessments on telecommunications service providers are calculated. Depending on what changes, if any, are made to the universal service assessment methodology, the contribution levels of Sprint PCS could be increased or decreased from those levels currently assessed. The FCC has raised the wireless carriers' safe harbor percentage of revenues attributable to interstate service for purposes of determining universal service contribution amounts from 15% to 28.5% as of February 1, 2003. That change could increase the amount of universal service support which will be assessed to Sprint PCS and other wireless carriers. It is also uncertain whether market forces will enable Sprint PCS to recover some portion or all of its universal service contribution assessments from its customers.

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

  Equal Access

        Wireless providers are not required to provide equal access to common carriers for toll services. This enables us and Sprint PCS to generate additional revenues by reselling the toll services of Sprint and other long-distance carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll carriers subject to certain conditions.

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

Employees

        As of December 31, 2002, UbiquiTel employed 518 full-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Executive Officers of the Registrants

        The name, age as of March 4, 2003, and position of each of our executive officers are as follows:

        Donald A. Harris, 50, has served as our President and Chief Executive Officer and as a director since our inception and was appointed Chairman of the Board in May 2000. Mr. Harris has more than 18 years of experience in the telecommunications industry, and is the former president of Comcast Cellular Communications, Inc., and a former senior vice president of Comcast Corporation. He also participated in Comcast's efforts on the board of Nextel. Mr. Harris managed the build-out of and had operating responsibility for Comcast's cellular operations in Pennsylvania, New Jersey and Delaware with over 8 million residents. Mr. Harris was also responsible for Comcast's PCS experimental trials. Prior to joining Comcast in February 1992, Mr. Harris was Vice President/General Manager of PacTel Cellular's Los Angeles office, the then largest traditional cellular operation in the United States. He also held several senior management positions with PacTel, including Vice President of Corporate Development, and President and Chief Executive Officer of the San Francisco Cellular Partnership. Mr. Harris began his career in the cellular communications industry as a consultant with McKinsey & Company. Mr. Harris is a graduate of the United States Military Academy at West Point and holds a Master of Business Administration degree from Columbia University.

        Dean E. Russell, 50, has been our Chief Operating Officer since November 1999. He is responsible for overseeing all of the functional areas of our operations including sales and marketing, network and field operations, and human resources. Prior to joining us, Mr. Russell was part of the executive management team of Education Management Corporation from October 1997 to November 1999. He held various positions with Education Management Corporation including Director of Operations for the Art Institute of Fort Lauderdale and President of the Art Institute International at San Francisco. Previously, Mr. Russell was the General Sales Manager for Comcast Cellular Communications, Inc. in Atlantic City and Cape May County in New Jersey from October 1995 to October 1997. Prior to joining Comcast Cellular Communications, Inc., Mr. Russell served in the United States Army for 20 years before retiring as a Lieutenant Colonel. Mr. Russell has 29 years of leadership experience including hands on experience managing diverse operations. Mr. Russell holds a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, a Master of Education degree from the University of Georgia and a Master of Business Administration degree in International Business from Long Island University.

        James J. Volk, 39, joined us as Chief Financial Officer in July 2001 and is responsible for all of the company's financial activities. Prior to that, he served as Regional Vice President of Finance and CFO of Cingular Wireless' East Region since September 2000 where he was responsible for all financial aspects of the region which provided service to approximately 4 million customers. He previously served as Vice President of Finance and CFO of Cingular's Philadelphia market from August 1999 to September 2000. Mr. Volk joined Cingular as Director of International Finance in January 1995 where he was responsible for all financial aspects of the international wireless operations and business development of the Comcast Cellular Division. He also served from May 1998 to August 1999 as Director of Strategic Marketing Planning, where he was responsible for planning and analysis as well as business development for the Comcast Cellular Division. Mr. Volk is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from the University of Delaware and a Master of Business Administration degree from Villanova University.

        Patricia E. Knese, 44, joined us in November 2000 as Vice President and General Counsel, and in February 2001 she was appointed Secretary of the company. From May 1999 to November 2000, Ms. Knese served as Head Transactions and E-Health Counsel for Aetna U.S. Healthcare Inc., the Hartford, Connecticut-based health benefits company, and as General Counsel for InteliHealth Inc., an Aetna Internet subsidiary, where she was responsible for mergers and acquisitions, strategic relationships and investments, and licensing and other e-commerce related legal matters. Prior to joining Aetna, from September 1993 to April 1999 she was an attorney at Morgan, Lewis & Bockius LLP's Philadelphia office in the Business and Finance area of the firm, and served prior to that as a federal judicial clerk for a one-year term with the chief judge of the United States District Court for the District of Delaware. She also has management experience in the automotive industry, most recently including seven years with Subaru of America, Inc., and three years with Chrysler Corporation's Philadelphia zone office. Ms. Knese holds a Bachelor of Science degree in Management/Marketing from Saint Joseph's University, a Master of Business Administration degree from Drexel University and a Juris Doctor degree, summa cum laude, from Temple University School of Law.

        Andrew W. Buffmire, 55, joined us in May 2000 as Vice President—Business Development. He is responsible for the development and negotiation of strategic business transactions. Prior to joining us, Mr. Buffmire was a Director in the Sprint PCS Affiliates Program. He joined Sprint PCS in January 1996 during its initial development stage. At Sprint PCS he led the state-related regulatory compliance, network infrastructure and interconnection negotiations for the market entry of Sprint PCS and provided legal counsel for various aspects of the network build-out. Before joining Sprint PCS, Mr. Buffmire was an attorney in private legal practice in Salt Lake City, Utah for 16 years, with the exception of two years (1985-1987), when he was the founder, general counsel and registered principal of an NASD-registered investment banking firm. Mr. Buffmire interned with the Commission of the European Economic Community (EU) in Brussels, Belgium. He has a Bachelor of Arts degree in International Relations from the University of Southern California, a Juris Doctor degree from the University of Utah and a Master of Laws degree from the London School of Economics and Political Science.

Risk Factors

        Various provisions of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties. Actual results, performance or achievements could differ materially from those anticipated in these forward-looking statements as a result of certain risk factors, including those set forth below and elsewhere in this Annual Report on Form 10-K.

Risks Related to Our Business, Strategy and Operations

        We have a limited operating history with a history of losses and we may not achieve or sustain operating profitability or generate sufficient cash flow to meet our obligations

        From our inception on September 29, 1999 through December 31, 2002, we have incurred net losses of approximately $273.7 million. We had previously projected to generate positive cash flow from operations less capital expenditures in 2004. However, due to a number of factors, including very aggressive price competition, general economic uncertainty, higher costs for new subscriber additions than we anticipated, lower new subscriber additions than we anticipated, continuing higher rates of customer turnover than we anticipated, the recent change to the reciprocal travel rate with Sprint PCS that took effect on January 1, 2003, and potential changes to the roaming rates, we may generate positive cash flow from operations less capital expenditures a year or two later. However, our projections are subject to numerous further risks and uncertainties that are described herein and elsewhere in "—Risk Factors." Although we have substantially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $30.0 million annually for maintenance, capacity enhancements and coverage improvements, including up to approximately $10.0 million in the aggregate to comply with the minimum build-out requirements of our management agreement with Sprint PCS. Through December 31, 2002, we have incurred approximately $248.3 million of capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases. We will have to dedicate a substantial portion of future cash flow from operations, if any, to make interest and principal payments on our debt and fund capital expenditures, which will reduce funds available for other purposes. Our operating profitability will depend on many factors, including, among others, our relationship with Sprint PCS and our ability to market Sprint PCS services, achieve projected market penetration and manage customer turnover rates.

        We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of slower net customer growth continues, it will lengthen the amount of time it will take for us to reach a sufficient number of customers to generate positive cash flow from operations less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. We incurred an operating loss of approximately $85.2 million in the year ended December 31, 2002. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of operating losses as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater operating losses in the near term but greater cash flows from operations in future periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower operating losses in the near term, but lower cash flows from operations, if any, in later periods.

        If we do not achieve and maintain positive cash flow from operations less capital expenditures on a timely basis, we may be unable to complete our network, operate our business in an effective or competitive manner or make required payments on our debt.

        We have experienced a high rate of customer turnover which has increased our costs of operations and reduced our revenue

        The wireless personal communications services industry in general and we and Sprint PCS in particular have experienced a higher rate of customer turnover, commonly known as churn, as compared to wireless industry averages. This churn rate has been driven higher over the past year due to the NDASL and Clear Pay programs and the removal of the deposit requirement until late February 2002 (see "—Marketing Strategy"). Our business plan assumes that churn will decline significantly over the course of 2003. Due to significant competition in the industry and general economic conditions, among other things, this decline may not occur and our future rate of customer turnover may be higher than our historical rate or projections. Factors that may contribute to higher churn include inability or unwillingness of customers to pay which results in involuntary deactivations, customer mix and credit class and in particular sub-prime credit class customers, customer credit terms, price and service offerings competition, network coverage and performance, customer service, the anticipated implementation of wireless local number portability in late 2003 and other competitive factors. A high rate of customer turnover adversely affects our competitive position, liquidity, results of operations and our costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers.

        We will not receive as much Sprint net travel, or roaming, revenue as we anticipated

        We are paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, the reciprocal travel rate exchanged for customers who roam into the other party's or another PCS affiliate's network, was established at $0.20 per minute. The rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002. We received notice from Sprint that our reciprocal travel rate changed to $0.058 per minute effective January 1, 2003. We are currently evaluating our contractual and legal remedies with respect to this most recent change to the reciprocal travel rate to determine if this action was appropriate and authorized under our management agreement with Sprint PCS, although the availability of any remedies for the reduction of the travel rate may be limited. Because Sprint has done so in the past, there can be no assurance that this rate will not be reduced by Sprint further in future years. With a ratio of travel revenue to travel expense of approximately two to one during the year ended December 31, 2002 and an expected continued favorable net travel position in the next few years, the lower travel rate has increased our operating losses and could further increase our expected operating losses and reduce our liquidity projections during the next two or three years.

        If we are not able to maintain the listing of our common stock on the Nasdaq SmallCap Market, shareholders may have difficulty trading their shares and we will have greater difficulty accessing the capital markets

        The listing of UbiquiTel's common stock was transferred from the Nasdaq National Market to the Nasdaq SmallCap Market effective November 1, 2002 because the closing bid price of the common stock had fallen below $1.00 for 30 consecutive trading days as of July 2002 and failed to regain compliance with the minimum bid price of $1.00 for 10 consecutive trading days prior to the transfer. By transferring to the Nasdaq SmallCap Market, we had until January 21, 2003 to satisfy the minimum closing bid price requirement, which was not met during such period. Nasdaq notified us in January 2003 that we have been provided an additional 180-day grace period, or until July 18, 2003, to regain compliance with the Nasdaq SmallCap Market's $1.00 minimum bid price per share requirement. Consequently, in order for us to maintain our listing on the Nasdaq SmallCap Market, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive trading days before July 18, 2003. Presently, if we are not able to regain compliance with the minimum closing bid price requirement by that date, Nasdaq has advised us that it will provide written notification to us that our common stock will be delisted, at which time we may appeal Nasdaq's determination to its listing qualifications panel. However, Nasdaq recently revised its listing rules and we may be eligible for an additional 90-day grace period at that date provided we meet specified listing requirements. We are unable to presently determine whether we will be eligible for any additional permitted grace period to comply with the bid price requirement or whether an extended grace period will be sufficient for us to regain compliance with the bid price requirement. If our common stock is delisted from the Nasdaq SmallCap Market, we would be forced to list our common stock on the OTC Bulletin Board or some other quotation medium, depending upon our ability to meet the specific requirements of those quotation systems. Selling our common stock would be more difficult because smaller quantities of shares would likely be bought and sold and transactions could be delayed. These factors could result in lower prices and larger spreads in the bid and ask prices for shares of our common stock. If this happens, we will have greater difficulty accessing the capital markets to raise any additional necessary capital.

        In addition, if our common stock is not listed on the Nasdaq SmallCap Market, we may become subject to Rule 15g-9 under the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker-dealers that sell low-priced securities, referred to as "penny stocks," to persons other than established subscribers and institutional accredited investors. A penny stock is generally any equity security that has a market price or exercise price of less than $5.00 per share, subject to certain exceptions, including listing on the Nasdaq SmallCap Market. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer is also subject to additional sales practice requirements. Consequently, the penny stock rules may restrict the ability of broker-dealers to sell our common stock and may affect the ability of holders to sell shares of our common stock in the secondary market and the price at which such holders can sell any shares of our common stock.

        Our stock price has suffered significant declines and has been and may continue to be volatile and shareholders may not be able to sell their shares at or above the price they paid for them

        The market price of our common stock is subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

  •
  quarterly variations in our operating results;

  •
  operating results that vary from the expectations of securities analysts and investors;

  •
  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  •
  changes in our relationship and that of other PCS affiliates with Sprint PCS;

  •
  announcements by Sprint concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

  •
  actual or potential defaults in bank covenants by us, Sprint or other PCS affiliates of Sprint, which may result in a perception that we are unable to comply with our bank covenants;

  •
  announcements of technological innovations or changes to, or new, products and services by Sprint PCS or our competitors;

  •
  changes in results of operations, market valuations and investor perceptions of Sprint, PCS affiliates of Sprint or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

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

        Future sales of shares of our common stock may negatively affect our stock price

        As a result of our acquisition of VIA Wireless in August 2001, the shareholders of the members of VIA Wireless and certain employees of VIA Wireless received 16.4 million shares of our common stock, representing approximately 20% of the outstanding shares of our common stock at the time of issuance. We have on file a registration statement on Form S-3 in order to allow these holders to freely resell the shares of our common stock that they received in the acquisition. As of March 12, 2003, the holders had resold approximately 5.7 million shares under the Form S-3.

        In February 2003, in order to fund the cash portion of Operating Company's private placement debt-for-debt exchange, UbiquiTel issued detachable warrants along with Operating Company's Series B senior discount notes due 2008 in a private placement. The warrants entitle the holders (three of whom are directors of UbiquiTel) to purchase up to 9,636,000 shares of UbiquiTel's common stock at an exercise price of $0.01 per share. We have agreed to file a registration statement in order to allow for the resale of the shares issuable upon exercise of the warrants.

        Additionally, approximately 17.1 million of our shares of outstanding common stock as of March 12, 2003 are owned by certain of our executive officers and directors and their affiliates and other persons holding restricted shares, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Approximately 66% of our outstanding shares of common stock as of March 12, 2003 are freely tradable without restriction. Holders of approximately 22% of our shares of outstanding common stock that are or were restricted shares also have the right to register the resales of their shares of common stock with the Securities and Exchange Commission under registration rights agreements.

        Sales of substantial amounts of shares of our common stock, or even the potential for such sales, could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

        Because we face intense competition in our markets, we have been recently challenged by a number of adverse factors that diminish our ability to meet our financial projections and achieve profitability

        We compete throughout our markets with both cellular and PCS providers. As a result of competition, prices of wireless services have dramatically dropped and are expected to continue to do so until there are fewer cellular and PCS providers through consolidation or otherwise, because there are low marginal costs associated with providing an additional increment of airtime. Although we face Verizon Wireless, AT&T Wireless Services, Cingular, VoiceStream and Nextel, the other five national wireless operators, in the majority of our markets, Verizon and AT&T are in all of our markets and provide the most competition for market share because in most cases they are the incumbent providers. Competition also spans operators using different competing digital technologies. We also face competition from resellers in certain markets, which provide wireless services to customers but do not hold Federal Communications Commission licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a licensed carrier and resell services through their own distribution network to the public.

        In addition, we compete with existing communications technologies such as paging, enhanced specialized mobile radio service dispatch and conventional telephone companies in our markets. Potential users of wireless personal communications services systems may find their communications needs satisfied by other current and developing technologies. One or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not want to speak to the caller. In the future, we expect to face increased competition from entities providing similar services using the same, similar or other communications technologies, including satellite-based telecommunications and wireless cable systems and other traditional telephone networks. While some of these technologies and services are currently operational, others are being developed or may be developed in the future.

        Many of our competitors have significantly greater financial and technical resources and subscriber bases than we do. Some of our competitors also have well established infrastructures, marketing programs and brand names. In addition, some of our competitors may be able to offer regional coverage in areas not served by the Sprint PCS network, or, because of their calling volumes or relationships with other wireless providers, may be able to offer regional roaming rates that are lower than those we offer. PCS operators compete with us in providing some or all of the services available through the Sprint PCS network and may provide services that we do not. Additionally, we expect that existing cellular providers will continue to upgrade their systems to provide digital wireless communication services competitive with Sprint. Our success, therefore, is, to a large extent, dependent on Sprint's ability to distinguish itself from competitors by marketing and anticipating and responding to various competitive factors affecting the wireless industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. To the extent that Sprint is not able to keep pace with technological advances or fails to respond timely to changes in competitive factors in the wireless industry, it could cause us to lose market share or experience a decline in revenue. Recently, there has been a trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We expect this consolidation to lead to a smaller number of larger competitors over time, which may alleviate pricing pressure within the industry. These larger competitors may have substantial resources or may be able to offer a variety of services to a large customer base.

        Our business has recently been challenged by a number of adverse factors that will likely cause us to generate positive cash flow from operations less capital expenditures a year or two later than originally projected, which was 2004. However, our projections are subject to numerous risks and uncertainties that are described herein and elsewhere in "—Risk Factors." Such adverse factors include:

  •
  very aggressive price competition in our markets;

  •
  general economic conditions in our markets have not been positive, further affecting subscriber growth and customer turnover;

  •
  higher costs for new subscriber additions than we anticipated;

  •
  lower new subscriber additions than we anticipated;

  •
  continuing higher rates of customer turnover than we anticipated; and

  •
  the recent change to the reciprocal travel rate with Sprint PCS that took effect on January 1, 2003.

        In addition, there are other factors that could contribute to a continuation of challenging business conditions for us. These include:

  •
  uncertainty whether our expected level of capital expenditures will be sufficient to support our PCS network and complete the build-out of it;

  •
  uncertainty about charges that Sprint may seek to impose upon us and further reductions in our travel rate; and

  •
  uncertainty about reductions in roaming rates.

        Our ability to meet our financial projections and achieve profitability is dependent upon our ability to manage and overcome some, if not all, of the aforementioned factors.

        We will incur additional amortization expense as a result of acquiring intangible assets in connection with our acquisition of VIA Wireless, which will result in a charge against our revenues

        Our acquisition of VIA Wireless in 2001 was accounted for using the purchase method of accounting, which means assets and liabilities of VIA Wireless, including its intangible assets, were recorded on our balance sheet at their fair market value. We paid approximately $202.1 million for VIA Wireless in the form of common stock valued at approximately $122.0 million and assumed debt of approximately $80.1 million (which was reduced to $30.1 million on a net basis after giving effect to the post-closing sale of the VIA Wireless California PCS licenses for $50.0 million in cash). As of December 31, 2002, our net intangible assets related to the acquisition of VIA Wireless, other than goodwill, were $75.9 million, representing approximately 14% of our total assets as of December 31, 2002. Our intangible assets, other than goodwill, are amortized over periods ranging from 20 months to 18 years. There can be no assurance that the value of the intangible assets will ever be realized by us. Any future determination requiring the write-off of a significant portion of our unamortized intangible assets would have an adverse effect on our results of operations.

        Because we depend heavily on several national communication site management companies for their radio communications sites for the operation of our network, the insolvency or financial difficulty of one or more of these companies may disrupt our services temporarily in certain portions of our markets and cause us to incur greater capital and operating expenditures

        We lease a significant amount of the radio communications sites for our network through master lease agreements with several national communication site management companies. A number of these companies are experiencing financial difficulties and one has filed for protection from creditors under the federal bankruptcy code. If one or more of these companies becomes insolvent, a portion of our network could have a temporary disruption in service and there could be a material increase in our capital and operating expenditures to replace the insolvent provider.

        We previously used Arthur Andersen LLP as our independent public accountants

        The audited consolidated balance sheet of UbiquiTel and its subsidiaries as of December 31, 2001 and the audited consolidated statements of operations, stockholders' equity and cash flows of UbiquiTel and its subsidiaries for the years ended December 31, 2001 and 2000 included in this Annual Report on Form 10-K were audited by Arthur Andersen LLP, independent public accountants, then as stated in their report thereon dated as of February 15, 2002 which is included herein. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corporation. On May 15, 2002, upon the recommendation of the Audit Committee of UbiquiTel's board of directors, UbiquiTel's board of directors approved the dismissal of Arthur Andersen as UbiquiTel's independent public accountants and the appointment of PricewaterhouseCoopers LLP to serve as our independent public accountants for the fiscal year ending December 31, 2002.

        Arthur Andersen was convicted on federal obstruction of justice charges on June 15, 2002, ceased practicing before the Securities and Exchange Commission on August 31, 2002, and was sentenced to five years probation on October 16, 2002. Arthur Andersen has not consented to the inclusion of their audit report dated as of February 15, 2002 in this Annual Report on Form 10-K. As a result, you may not be able to recover any amount from Arthur Andersen in connection with any claim that may arise out of Arthur Andersen's audit of the financial statements described above.

        We may not be able to compete with potential acquirors for acquisitions to expand our territory, or successfully overcome risks associated with expanding our territory through acquisitions, which could have a material adverse effect on our business and reduce the market value of our securities

        There has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. Aside from our acquisition of VIA Wireless in August 2001, we may attempt to further expand our territory through acquisitions of other PCS affiliates of Sprint or through the grant of additional markets from Sprint. If we expand our operations through acquisitions, we will compete with other potential acquirors, some of which may have greater financial or operational resources than us. Any expansion through an acquisition may require the approval of Sprint. Expansion could involve a number of risks, including the:

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

Risks Particular to Our Indebtedness

        We have substantial senior secured bank debt which we may not be able to service and which may result in our lenders controlling our assets in an event of default

        We have substantial outstanding indebtedness. We had a senior secured credit facility with $245.0 million outstanding at December 31, 2002, which was subsequently reduced to $230.0 million in February 2003. The reduction was due to the $15.0 million partial prepayment against the outstanding principal balance of the term loans in conjunction with the closing of Operating Company's debt-for-debt exchange offer, and pursuant to which we also permanently reduced our unused $55.0 million revolving line of credit by $5.0 million to $50.0 million.

        Our substantial senior secured debt has a number of important consequences for our operations, including the following:

  •
  due to the liens on substantially all of our assets and the pledges of equity interests of our existing subsidiaries that secure our senior secured credit facility, senior lenders may control our assets or subsidiaries upon a default;

  •
  if the assets pledged to our senior secured creditors are not sufficient to satisfy their claims in a bankruptcy, there will be virtually no assets available to satisfy holders of our other debt;

  •
  we will have to dedicate a substantial portion of any cash flow from operations to the payment of interest on, and principal of, our debt, which will reduce funds available for other purposes;

  •
  we may not be able to obtain additional financing, if needed, for capital requirements, capital expenditures, working capital requirements or other corporate purposes;

  •
  we believe we are more highly leveraged than some of our competitors, which may put us at a competitive disadvantage; and

  •
  our borrowings under our senior secured credit facility are and will be at variable rates of interest, which could result in higher interest expense in the event of increases in market interest rates.

        The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 6.2% for the year ended December 31, 2002. Increases in a market interest rate will result in additional cash interest costs.

        Our ability to make payments on any of our debt depends upon our future operating performance which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner, or at all. The senior secured credit facility limits our ability to take several of these actions. Our failure to generate sufficient funds to pay our debt would materially adversely affect the market value of our securities.

        If we do not meet all of the conditions required under our senior secured credit facility, we may not be able to draw down all of the funds we anticipate receiving from our senior lenders and we may not be able to fund operating losses and working capital needs

        We currently have $230.0 million outstanding under our senior secured credit facility. Our ability to borrow funds under our senior secured credit facility's current unused $50.0 million revolving line of credit could be terminated due to our failure to comply with specific conditions on each funding date, including the following:

  •
  that the representations and warranties in our loan documents are true and correct in all material respects;

  •
  that certain of our financial and operating covenants are satisfied, including maintaining certain financial ratios and maintaining minimum cash balances, reaching defined subscriber growth and network covered population goals, and minimum quarterly service revenues;

  •
  that our cash balance (as defined in the credit facility) is below $25.0 million; and

  •
  the absence of a default under our loan documents.

        We are currently in compliance with all financial and operating covenants relating to the senior secured credit facility. However, there is uncertainty as to our ability to continue to comply with such financial and operating covenants prior to generating positive cash flow from operations less capital expenditures. If our business does not generate the results required by the covenants in the senior secured credit facility, our ability to make borrowings under the revolving line of credit required to operate our business would be restricted or terminated and the credit facility could be declared in default. Such a restriction, termination or declaration of default would have a material adverse effect on our liquidity. Prior to amending the senior secured credit facility in conjunction with Operating Company's debt-for-debt exchange offer, we amended the senior secured credit facility during 2001 in connection with, and to give effect to, the acquisition of VIA Wireless and again during the third quarter of 2002 due to a lower travel rate from Sprint PCS, lower new subscriber additions than we anticipated and higher rates of customer turnover than we anticipated as a result of which certain of the financial and operating covenants under the senior secured credit facility, including those concerning minimum subscriber growth and earnings before interest, taxes, depreciation and amortization, were amended to be less restrictive.

        Our senior secured indebtedness places restrictions on us which may limit our operating flexibility and our ability to pay interest on the 14% Senior Discount Notes and 14% Series B Senior Discount Notes issued in February 2003 and the 14% Senior Subordinated Discount Notes issued in 2000

        Our senior secured credit facility imposes material operating and financial restrictions on us. These restrictions, subject to ordinary course of business exceptions, limit our ability to engage in some transactions, including the following:

  •
  borrowing additional money;

  •
  selling assets;

  •
  mergers or consolidations;

  •
  making investments; and

  •
  repurchasing the new notes issued in February 2003 and the existing notes.

        These restrictions limit our ability to obtain debt financing, repurchase outstanding notes, refinance or pay principal or interest on our outstanding debt, consummate acquisitions for cash or debt and react to changes in our operating environment.

        If we default under our senior secured credit facility, our lenders may declare our debt immediately due and payable and Sprint may force us to sell our assets to it on terms that have been agreed upon and that are disadvantageous to us

        Our senior secured credit facility requires that we comply with specified financial ratios and other performance covenants. If we fail to comply with these covenants or we default on our obligations under our senior secured credit facility, our lenders may accelerate the maturity of our debt. If our lenders accelerate our debt, Sprint has the option to purchase our operating assets at a discount to market value on terms that have been agreed upon and that are disadvantageous to us and assume our obligations under the senior secured credit facility. If Sprint does not exercise this option, our lenders may sell our assets to third parties. If Sprint provides notice to our lenders that we are in breach of our management agreement with Sprint PCS and, as a result, our obligations under the credit agreement are accelerated and Sprint does not elect to operate our business, our lenders may designate a third party to operate our business or cause our assets to be sold. In any such case, there is a material risk we will not be able to make payments on our other debt and that our common stock will become worthless. For a further description of Sprint PCS' default remedies under the management agreement, see "—Risks Particular to Our Relationship with Sprint PCS—The termination of our management agreement with Sprint PCS or Sprint's failure to perform its obligations under the agreement would severely impair our ability to conduct our business and, if our management agreement is terminated, Sprint may purchase our operating assets at a discount to market value on terms that have been agreed to and that are disadvantageous to us," and "—Sprint PCS Agreements—The Management Agreement—Rights on Termination."

Risks Particular to Our Relationship with Sprint PCS

        The termination of our management agreement with Sprint PCS or Sprint's failure to perform its obligations under the agreement would severely impair our ability to conduct our business and, if our management agreement is terminated, Sprint may purchase our operating assets at a discount to market value on terms that have been agreed to and that are disadvantageous to us

        Because we do not own the licenses to operate our wireless network, our ability to offer products and services and our PCS network's operation are dependent on our agreements with Sprint PCS remaining in effect. Our management agreement with Sprint PCS is subject to termination. Sprint is not obligated to provide us with any support in connection with our business or otherwise, other than performing its contractual obligations under the management agreement and other related agreements between us. Sprint can choose not to renew the agreement at the expiration of the 20-year initial term in 2018 or any ten-year renewal term. In any event, our management agreement with Sprint PCS terminates in 50 years. In addition, our agreements with Sprint PCS can be terminated by Sprint if we breach any material terms. We are also dependent on Sprint's ability to perform its obligations under our agreements. The non-renewal or termination of our management agreement with Sprint PCS, or the failure of Sprint to perform its obligations under our management agreement, would severely impair our ability to conduct our business. If our management agreement is terminated, we may be required to sell our operating assets to Sprint. This sale may take place for a price equal to 72% of our entire business value, subject to the valuation criteria and procedures described under "—Sprint PCS Agreement—The Management Agreement—Rights on Non-Renewal." The provisions of our management agreement that allow Sprint to purchase our operating assets at a discount may limit our ability to sell our business, reduce the value a buyer would be willing to pay for our business and limit our ability to obtain new investment or support from any source. If we were to file for bankruptcy, the management agreement would provide Sprint with various remedies, including purchase rights at a discount to market value, though we cannot predict if or to what extent remedies would be enforceable. In addition, we would be very reluctant to reject the management agreement under Section 365 of the federal bankruptcy code because we cannot conduct our business without the management agreement. If Sprint PCS were to file for bankruptcy, Sprint PCS could reject the management agreement under Section 365 of the federal bankruptcy code. The management agreement would provide us various remedies, including purchase and put rights, though we cannot predict if or to what extent our remedies would be enforceable. In any event, a bankruptcy by Sprint PCS could severely restrict our ability to conduct our business for the reasons set forth above. For additional information concerning the remedies available under the management agreement, see "—Sprint PCS Agreements—The Management Agreement—Rights on Termination" and "—Rights on Non-Renewal."

        Sprint may make business decisions that are not in our best interests, which may adversely affect our relationship with customers in our markets, increase our expenses and/or decrease our revenues

        Sprint, under the Sprint PCS agreements, has a substantial amount of control over the conduct of our business. Conflicts between us and Sprint may arise, and because Sprint owes us no duties except as set forth in the agreements, these conflicts may not be resolved in our favor. Accordingly, Sprint has and may continue to make decisions that adversely affect our business, such as the following:

  •
  Sprint prices its national plans based on its own objectives and could set price levels that may not be economically sufficient for our business;

  •
  Sprint could develop products and services or establish credit policies, such as the "Clear Pay" program (as described below under "—Changes in Sprint PCS products and services and credit policies may adversely affect customer retention and/or bad debt expense and/or reduce customer additions"), that could adversely affect our results of operations;

  •
  Sprint could raise the costs it charges us to perform back office services or maintain the costs above those expected, reduce levels of services or otherwise seek to increase expenses and other amounts charged;

  •
  Sprint, as it has done in the past, could further reduce the travel rate it pays to us for Sprint PCS customers who travel into and use our network;

  •
  Sprint has sought to charge us more as a result of launching the "third generation" or 3G technology called "one times radio transmission technology" or 1XRTT;

  •
  Sprint could prohibit us from selling non-Sprint PCS approved equipment;

  •
  Sprint could, subject to limitations under our Sprint PCS agreements, alter its network and technical requirements, which could result in increased equipment and build-out costs;

  •
  Sprint could request that we build out additional areas within our markets, which if undertaken, could result in less return on investment or a reduction of our licensed population if we decline to build the requested area;

  •
  Sprint could make decisions that could adversely affect the Sprint and Sprint PCS brand names, products or services; and

  •
  Sprint could decide not to renew the Sprint PCS agreements or to no longer perform its obligations, which would severely restrict our ability to conduct our business.

        Sprint has and may continue to make decisions with regard to one or more of the foregoing which could further adversely affect our relationships with customers in our markets, increase our expenses and/or decrease our revenues.

        Because we do not own the licenses to operate the PCS networks in our markets, we can only operate our business so long as we remain a PCS affiliate of Sprint and Sprint PCS continues to own such licenses

        Our ability to offer products and services and our PCS network's operations are dependent on our agreements with Sprint PCS remaining in effect. We are further dependent on Sprint PCS' continued ownership of the licenses to operate the PCS networks in our markets, which are subject to renewal and revocation by the Federal Communications Commission. Sprint PCS' licenses in our markets will expire in 2004 through 2007, but may be renewed for additional ten-year terms. Although we expect the licenses to be renewed, there may be opposition to renewal of Sprint PCS' licenses upon their expiration, and the Sprint PCS licenses may not be renewed. The FCC has adopted specific standards that apply to PCS license renewals. Any failure by Sprint PCS or us to comply with these standards could cause revocation or forfeiture of the Sprint PCS licenses for our markets. Additionally, if Sprint PCS does not demonstrate to the FCC that Sprint PCS has met the five-year and ten-year construction requirements for each of its PCS licenses, it can lose the affected licenses and be ineligible to regain them. If our agreements with Sprint PCS cease to remain in effect for any reason whatsoever or Sprint PCS loses any of its licenses in our markets, we would be materially impaired in our ability to conduct our business.

        Sprint may terminate our management agreement and purchase our operating assets at a discount to market value on terms disadvantageous to us, and we would no longer be able to offer Sprint PCS services, if, among other things, we fail to complete the build-out of our PCS network by specified dates or fail to meet the technical standards contained in the agreement

        Our agreements with Sprint PCS require that we provide network coverage to a minimum network coverage area within specified time frames. Our agreements with Sprint PCS require us to build our PCS network in accordance with Sprint PCS' technical requirements. Sprint can, at any time with at least 30 days' prior notice to us, adjust the technical requirements for the network. Some of the radio communications sites in our remaining build-out will require us to obtain zoning variances or other local governmental or third party approvals or permits. To complete our build-out, we must retain rights to a sufficient number of tower sites, which requires us to obtain local regulatory approvals. In some instances, local governmental authorities have placed moratoriums on the construction of additional towers and radio communications sites. A failure to meet our build-out requirements for any one of our individual markets or a failure to meet the technical requirements would constitute a breach of our management agreement with Sprint PCS that could lead to a termination. If the management agreement is terminated, we will no longer be able to offer Sprint PCS products and services, and we may be required to sell our operating assets to Sprint on terms that have been agreed to and that are disadvantageous to us. This sale may take place without approval of our shareholders and for a price equal to 72% of our entire business value, subject to the valuation criteria and procedures described under "—Sprint PCS Agreements—The Management Agreement—Rights on Non-Renewal."

        We may need more capital than we currently project to build out our remaining portion of the Sprint PCS network and maintain the quality of service in our portion of the network through capacity enhancements; and if we fail to obtain required additional capital, we may not have sufficient funds to complete our build-out or comply with the quality of service technical standards in accordance with the terms of our management agreement with Sprint PCS and Sprint may terminate our management agreement and purchase our operating assets at a discount to market value on terms that have been agreed to and that are disadvantageous to us

        Although we have substantially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $30.0 million annually for maintenance, capacity enhancements and coverage improvements, and is expected to include up to approximately $10.0 million in the aggregate to comply with the minimum build-out requirements of our management agreement with Sprint PCS. As part of our build-out, we must successfully lease or otherwise retain rights to a sufficient number of radio communications and network control sites, complete the purchase and installation of equipment, build out the physical infrastructure and test the network. Additional funds could be required for a variety of reasons, including unanticipated expenses or operating losses. We will face significant limitations on our ability to obtain additional funds. Even if those funds are available, we may not be able to obtain them on a timely basis, or on terms acceptable to us or within limitations permitted by our debt agreements. Failure to obtain additional funds, should the need for them develop, would result in the delay or abandonment of our development and expansion plans. If we do not have sufficient funds to complete our build-out, we will be in breach of our management agreement with Sprint PCS and under our debt agreements. If Sprint terminates our management agreement as a result of this breach, we may be required to sell our operating assets to Sprint at a discount to market value on terms that have been agreed to and that are disadvantageous to us.

        Changes in Sprint PCS products and services and credit policies may adversely affect customer retention and/or bad debt expense and/or reduce customer additions

        The competitiveness of Sprint PCS products and services is a key factor in our ability to attract and retain customers. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to pay a deposit ranging from $125 to $200 that could be credited against future billings. In May 2001, the deposit requirement was eliminated on all credit classes, a program referred to as no deposit ASL. As a result, a significant amount of our new customer additions have been under the no deposit ASL program. In late 2001, the no deposit ASL program was replaced by the "Clear Pay" program, which re-instated the deposit requirement for the lowest credit class and featured increased back office control with respect to credit collection efforts. We re-instituted deposit requirements for all new sub-prime credit quality subscribers in the Clear Pay program in late February 2002 and we believe that this policy has reduced and will further reduce our future bad debt exposure. Sprint may end or materially change the terms of the Clear Pay program. If Sprint eliminates the Clear Pay program or alters its features, the growth rate we expect to achieve may decrease, or our customer retention and bad debt could be materially adversely affected.

        The re-instatement of deposits in late February 2002 in connection with the Clear Pay program had a significant negative impact on gross customer additions during the last five weeks of the three months ended March 31, 2002 and during the remainder of 2002. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions have declined and may continue to do so, which may further result in lower cash flows and impair our ability to service our debt. As of December 31, 2002, 29% of our approximate 257,000 subscribers had a credit rating placing them in the sub-prime category, including 15% with deposits.

        Sprint's failure to timely and accurately generate revenue and cost data for the compilation of our financial statements and other financial disclosures could have a material adverse effect on our business

        We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides an annual evaluation of these controls to us by engaging its independent auditors to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70"). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. Although we are not presently aware of any material errors affecting us, errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if we or any other PCS affiliate of Sprint find significant errors in information provided by Sprint which causes a restatement of financial statements or otherwise affects us, investors and the investment community may lose confidence in us. In late February 2003, iPCS, Inc., a PCS affiliate of Sprint, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code and concurrently brought an adversarial action against Sprint alleging, among other things, that Sprint had failed to remit certain amounts owed to iPCS under its agreements with Sprint. Should Sprint fail to deliver timely, accurate and sufficient information, this could lead to a greater degree of uncertainty in our business and financial planning and may lead to adverse short-term decisions. In addition, the failure of Sprint to remit current or future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law.

        Our dependence on Sprint for services may limit our ability to reduce costs, which could adversely affect our liquidity and results of operations

        A portion of cost of service and operations in our financial statements relates to charges from Sprint. As a result, a portion of our cost of service and operations is outside our control. There can be no assurance that Sprint will lower its operating costs, or, if these costs are lowered, that Sprint will pass along savings to its PCS affiliates. If these costs are more than we anticipate in our business plan, it could adversely affect our liquidity and results of operations and, as noted below, our ability to replace Sprint with lower cost providers may be limited.

        The inability of Sprint to provide high quality back office services, or our inability to use Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs

        We rely on Sprint's internal support systems, including customer care, billing and other back office support. We also depend on Sprint's willingness to continue to offer these services and to provide these services effectively and at competitive costs. Our operations could be disrupted if Sprint is unable to maintain and expand these back office services and systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. The rapid expansion of Sprint's business, together with cost pressures, is expected to continue to pose a significant challenge to its internal support systems. Sprint recently has consolidated and made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Sprint has relied on third party vendors for a significant number of important functions, including billing, and components of its internal support systems and may continue to rely on outside vendors in the future or may take these systems in-house. Any significant system change, such as a billing system conversion, could create short-term adverse business consequences for us including increased levels of customer turnover and overall lower customer satisfaction, among others. Our Sprint PCS agreement provides that, upon nine months' prior written notice, Sprint may elect to terminate any of these services. The inability of Sprint to provide or maintain high quality back office services, or our inability to use Sprint's back office services and third party vendors' back office systems, could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs. Sprint has become aware of customer dissatisfaction with its customer service and in that regard has recently announced that it is undertaking initiatives to improve customer service. If Sprint elects to significantly increase the amount it charges us for any of these services, our operating expenses will increase, and our operating income and available cash would be reduced. Further, our ability to replace Sprint in providing back office services may be limited. While our agreements with Sprint PCS allow us to use third-party vendors to provide certain of these services instead of Sprint, start up costs may significantly limit our ability to use back office services provided by anyone other than Sprint. This could limit our ability to lower our operating costs.

        If Sprint attempts to pass along new charges and fees that are material and not anticipated by us in formulating our business plan, they could materially and adversely affect our results of operations and financial condition

        Sprint has notified us of new charges and fees that we did not expect when we formulated our business plan. These new charges and fees include undetermined development costs to upgrade Sprint's billing system to cover new third generation technology (known as 1XRTT) services offered to our customers. We have discussed with Sprint whether there is a basis for these new charges and fees under our management and services agreements with Sprint PCS. If we disagree with Sprint on the validity of these (or any other) new charges or fees, we have the right to formally dispute the charges or fees. We cannot now determine whether these charges and fees are material. If they are material, and if Sprint is entitled to collect them, they could have a material adverse effect on our results of operations or financial condition or both.

        If Sprint PCS does not complete the construction of its nationwide PCS network, we may not be able to attract and retain customers

        Sprint PCS currently intends to cover a significant portion of the population of the United States, Puerto Rico and the U.S. Virgin Islands by creating a nationwide PCS network through its own construction efforts and those of its PCS affiliates. Sprint PCS is still constructing its nationwide network and does not offer PCS services, either on its own network or through its roaming agreements, in every city in the United States. Sprint PCS has entered into management agreements similar to ours with companies in other markets under its nationwide PCS build-out strategy. Our results of operations are dependent on Sprint PCS' national network and, to a lesser extent, on the networks of other PCS affiliates of Sprint. Sprint PCS' network may not provide nationwide coverage to the same extent as its competitors, which would adversely affect our ability to attract and retain customers.

        If Sprint or other PCS affiliates of Sprint have financial difficulties, the Sprint PCS network could be disrupted

        Sprint PCS' national network is a combination of networks. The large metropolitan areas are owned and operated by Sprint PCS, and the areas in between them are owned and operated by PCS affiliates of Sprint, all of which are independent companies like us. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If any of these companies experience financial difficulties, the Sprint PCS network could be disrupted in that company's territory, which would adversely affect our ability to attract and retain customers.

        A PCS affiliate of Sprint, iPCS, Inc., recently filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code. The impact of these developments on the Sprint PCS network and our relationship with Sprint PCS and on our travel revenue from subscribers roaming in iPCS markets may be materially adverse to us.

        Certain provisions of our Sprint PCS agreements may diminish the value of our securities and restrict the sale of our business

        In certain specified circumstances, including in the event of our bankruptcy, Sprint may purchase our operating assets or capital stock at a discount. In addition, any change of control of our ownership, any assignment of our management agreement with Sprint PCS and any acquisition by us of another PCS affiliate of Sprint is subject to Sprint's approval. Sprint has a right of first refusal if we decide to sell our operating assets to a third party. We also are subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of UbiquiTel or our operating assets to competitors of Sprint. These restrictions and other restrictions contained in our management agreement with Sprint PCS could adversely affect the value of our securities, may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may operate to reduce our "entire business value," as described under "—Sprint PCS Agreements—The Management Agreement—Rights on Non-Renewal."

        We may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect our results of operations

        We depend on our relationship with Sprint PCS to obtain handsets at a competitive cost. Sprint PCS orders handsets from various manufacturers. We could have difficulty obtaining specific types of handsets at a competitive cost and in a timely manner if:

  •
  Sprint PCS does not adequately project the needs for handsets for its own markets, the PCS affiliates of Sprint and its other third party distribution channels, particularly during a transition to new technologies, such as 3G;

  •
  we do not adequately project our need for handsets;

  •
  Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

  •
  there is an adverse development in the relationship between Sprint and its suppliers or vendors.

        The occurrence of any of the foregoing could disrupt customer service and/or result in a decrease in our subscribers and projected subscribed additions, which could adversely affect our results of operations.

        We rely on the use of the Sprint PCS brand name and logo to market our services, and a loss of use of this brand and logo or a decrease in the attractiveness of this brand and logo to potential customers would significantly impair our ability to market our products

        The Sprint PCS brand and logo is highly recognizable. If we lose our rights to use the Sprint PCS brand and logo under our trademark and service mark license agreements, we would lose the advantages associated with marketing efforts conducted by Sprint PCS. If we lose the rights to use this brand and logo or the value of the brand and logo decreases, customers may not recognize our brand readily and we may have to spend significantly more money on advertising to create brand recognition.

Risks Particular to Our Industry

        Significant competition in the wireless communications services industry may result in our competitors offering new or better products and services or lower prices, which could prevent us from attaining operating profitability

        Competition in the wireless telecommunications industry is intense. We anticipate that competition will cause prices for wireless products and services to decline in the future and the cost to acquire new customers to remain high. Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the telecommunications industry.

        Our dependence on Sprint PCS to develop competitive products and services and the requirement that we obtain Sprint's consent to sell non-Sprint PCS approved equipment may limit our ability to keep pace with our competitors on the introduction of new local pricing plans and products, services and equipment. Most of our competitors are larger than us, possess greater resources and more extensive coverage areas, and may market other services, such as landline telephone service, cable television and Internet access, with their wireless communications services. Furthermore, there has been a recent trend in the wireless communications industry towards consolidation of wireless service providers through joint ventures, reorganizations and acquisitions. We expect this consolidation to lead to larger competitors over time and reduced price competition. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage because we may be more highly leveraged than some of our competitors.

        Market saturation could limit or decrease our rate of new subscriber additions

        Intense competition in the wireless communications industry could cause prices for wireless products and services to continue to decline. If prices drop, then our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors' penetration rates in our markets increase over time, our rate of adding net subscribers could decrease. If this decrease were to happen it could materially adversely affect our liquidity, financial condition and results of operations.

        We are a consumer business and a recession in the United States involving significantly lowered consumer and business spending could negatively affect our results of operations

        Our primary customer base is individual consumers. In the event that the economic downturn that the United States has been experiencing becomes more pronounced or continues and spending by individual consumers drops significantly, our business may be negatively affected.

        There is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. As a result, our future prospects remain uncertain.

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

        If Sprint PCS is unable to keep pace with these technological changes or changes in the wireless communications market based on the effects of consolidation or from the uncertainty of future government regulation, the technology used on our network or our business strategy may become obsolete. In addition, wireless carriers have been implementing an upgrade known as "third generation," or "3G," technology throughout the industry. The 3G technology promises high-speed, always-on Internet connectivity and high quality video and audio. To take advantage of these enhanced 3G features, subscribers will need to purchase a 3G-capable handset. We cannot assure you that Sprint PCS' and our implementation of 1XRTT or 3G technology will be successful or on a cost-effective basis.

        Regulation by government agencies and taxing authorities may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

        Our operations and those of Sprint PCS may be subject to varying degrees of regulation by the Federal Communications Commission, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulation by these regulatory bodies would negatively impact our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our relationship with Sprint.

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

        Regulation by government or potential litigation relating to the use of wireless phones while driving could adversely affect our results of operations

        Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. These concerns could lead to potential litigation relating to accidents, deaths or serious bodily injuries. A number of U.S. state and local governments are considering or have recently enacted legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free telephone. Litigation and new restrictions or government regulations that restrict or prohibit wireless phone use could have a material adverse effect on our results of operations.

        Our business is seasonal and worse than expected fourth quarter results may cause the price of our securities to drop and significantly reduce our overall results of operations

        The wireless industry is heavily dependent on fourth quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three calendar quarters. The price of our securities may drop and our overall results of operations could be significantly reduced if we have a worse than expected fourth quarter for any reason, including the following:

  •
  our inability to match or beat pricing plans offered by competitors;

  •
  the failure to adequately promote Sprint PCS' products, services and pricing plans;

  •
  our inability to obtain an adequate supply or selection of handsets;

  •
  a downturn in the economy of some or all of our markets; or

  •
  a poor holiday shopping season.

ITEM 2. Properties

        As of March 4, 2003, our material properties were as follows:

        Corporate and Regional Offices.    Our principal executive offices consist of approximately 20,000 square feet of leased office space located in Conshohocken, Pennsylvania. We own an approximately 34,000 square foot office building located in Fresno, California in which our regional operations for central California are located. We lease approximately 7,000 square feet in this facility to a tenant and may lease additional excess space to other tenants. We also lease space for regional operations in Reno, Nevada; Spokane, Washington; Boise, Idaho; and Evansville, Indiana.

        Sprint PCS Stores.    We currently lease space for 34 Sprint retail stores in our markets.

        Switching Centers.    We have four leased and one owned switching centers, located in each regional market.

        Cell Sites.    We lease space on approximately 726 cell site towers and own approximately 100 towers.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of fiscal 2002 to a vote of security holders.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

        Market Information.    Shares of UbiquiTel common stock began trading on The Nasdaq National Market on June 7, 2000 under the symbol "UPCS." Prior to that date, there was no public market for UbiquiTel common stock. Effective November 1, 2002, the listing of UbiquiTel's common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market. On March 12, 2003, there were 148 holders of record of UbiquiTel common stock. There is no public market for the common stock of UbiquiTel Operating Company and all of such stock is held by UbiquiTel.

        The following table lists the high and low bid prices for UbiquiTel common stock for the quarterly periods for the years ended December 31, 2001 and 2002, as reported by The Nasdaq National Market until October 31, 2002, and as reported by The Nasdaq SmallCap Market from November 1, 2002.

2001	High	Low
First Quarter	$8.063	$4.25
Second Quarter	7.85	4.20
Third Quarter	10.57	6.14
Fourth Quarter	10.90	6.80
2002	High	Low
First Quarter	$8.26	$1.45
Second Quarter	2.55	0.40
Third Quarter	0.95	0.20
Fourth Quarter	0.80	0.20

        Dividend Policy.    UbiquiTel has never paid any cash dividends on its common stock. UbiquiTel intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying cash dividends in the foreseeable future. Our future decisions concerning the payment of dividends on our common stock will depend upon our results of operations, financial condition and capital expenditure plans, as well as such other factors as the board of directors, in its sole discretion, may consider relevant. In addition, our existing indebtedness restricts, and we anticipate our future indebtedness may restrict, our ability to pay dividends.

        Securities Authorized For Issuance Under Equity Compensation Plans.    See our disclosure in the subsection of UbiquiTel's definitive proxy statement entitled "Equity Compensation Plan Information," which disclosure is incorporated herein by reference.

ITEM 6. Selected Financial Data

        In the table below, we provide you with selected financial data for the years ended December 31, 2002, 2001 and 2000, and from September 29, 1999, the date of our inception, through December 31, 1999, and balance sheet data as of December 31, 2002, 2001, 2000 and 1999, which are derived from and should be read in conjunction with the audited consolidated financial statements of UbiquiTel Inc. and subsidiaries included elsewhere herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Year Ended December 31,			For the Period from Inception (September 29, 1999) to December 31, 1999
	2002	2001	2000
	(In Thousands, Except Per Share Data)
Statement of Operations Data:
Total revenues	$220,805	$93,573	$9,283	$—
Costs and expenses:
Cost of service and operations and products	172,898	91,053	10,919	—
Selling and marketing	54,711	39,119	4,166	—
General and administrative expenses including non-cash compensation charges	26,794	15,973	7,959	1,949
Depreciation and amortization	51,571	24,348	3,134	—

Total costs and expenses	305,974	170,493	26,178	1,949

Operating loss	$(85,169)	$(76,920)	$(16,895)	$(1,949)

Net loss applicable to common stockholders	$(117,387)	$(107,655)	$(46,639)	$(1,987)

Basic and diluted net loss per share of common stock(1)	$(1.45)	$(1.53)	$(1.18)	$(0.05)
Pro forma basic and diluted net loss per share of common stock(2)			(0.84)
	As of December 31,
	2002	2001	2000	1999
	(In Thousands)
Balance Sheet Data:
Cash and cash equivalents	$73,481	$124,744	$147,706	$23,959
Restricted cash	2,408	5,183	105,000	—
Property and equipment and construction in progress	283,705	277,986	119,872	4,086
Total assets	538,221	588,430	406,095	30,191
Long-term debt(3)	457,721	399,699	258,446	5,812
Total liabilities	516,612	449,922	282,348	11,955
Total stockholders' equity	21,609	138,508	123,177	15,478

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
(3)
Includes current maturities for all periods presented. Long-term debt at December 31, 2002 was approximately $457.7 million, but on February 26, 2003, Operating Company consummated its private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010 and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010, thus reducing our long-term debt outstanding. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources" and Note 19 to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those under "Item 1. Business—Risk Factors" and "—Liquidity and Capital Resources—Factors That May Affect Operating Results and Liquidity."

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

        Until June 30, 2000, we were a development-stage company with very limited operations and revenues, significant losses and substantial capital requirements. In April 2000, we acquired Sprint PCS' Spokane, Washington PCS network and related assets for $35.5 million in cash. We completed our initial public offering of common stock in 2000 in which we sold 13,280,000 shares for gross proceeds of approximately $106.2 million. We launched our markets during the period November 2000 through June 2001.

        In February 2001, we entered into a merger agreement to acquire another PCS affiliate of Sprint, VIA Wireless LLC, the exclusive Sprint PCS provider to the central valley of California market. We completed the mergers and related transactions in August 2001, issuing 16.4 million shares of common stock to the former VIA Wireless owners, assuming approximately $80.1 million of debt and incurring transaction costs of approximately $10.7 million. In October 2001, we sold VIA Wireless' California PCS licenses to VoiceStream Wireless for $50.0 million in cash, resulting in net debt assumed in the VIA Wireless acquisition of $30.1 million. Concurrently with the acquisition, we amended our Sprint PCS management agreement to include the central valley of California market with a total of 3.4 million residents, bringing our licensed resident population under the agreement to approximately 11.1 million.

        As of December 31, 2002, we had approximately 257,000 subscribers. As of December 31, 2002, our network covered approximately 7.8 million residents which represents approximately 70% of the licensed population in our markets.

        From our inception on September 29, 1999 through December 31, 2002, we have incurred losses of approximately $273.7 million. We expect to continue to incur net losses through at least 2005. From our inception through December 31, 2002, we have used approximately $350.6 million in cash for operating activities and capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases. We also expect to continue to use cash for operating activities and capital expenditures through at least 2003. At December 31, 2002, we had approximately $75.9 million of cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $55.0 million. As described in Note 19 to our Consolidated Financial Statements included herein, our revolving line of credit was permanently reduced to $50.0 million on February 26, 2003. We believe we have sufficient cash and cash equivalents to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses until we generate positive cash flow.

        As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint PCS is entitled to receive 8.0% of all collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network. We are responsible for building, owning and managing the PCS network located in our markets under the Sprint and Sprint PCS brand names. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of other PCS affiliates of Sprint.

        As a PCS affiliate of Sprint, we purchase a full suite of support services from Sprint PCS. We have access to these services during the term of our management agreement unless Sprint PCS provides us at least nine months' advance notice of its intention to terminate any particular service. We are purchasing customer billing and collections, customer care, subscriber activation including credit verification, handset logistics, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance and operator services, long distance and roaming clearinghouse services. If Sprint PCS significantly increases the amount it charges us for any of these services or requires us to purchase additional services, our operating expenses will increase and our operating income and available cash would be reduced. If Sprint PCS terminates any of these services, our operations may be interrupted or restricted.

Critical Accounting Policies

        We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

  Revenue Recognition:

        We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. We record service revenues, consisting of subscriber revenues, Sprint PCS travel revenues and non-Sprint PCS roaming revenues, and equipment revenues consisting of sales of handsets and accessories. Subscriber revenues consist of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from our subscribers, and cancellation and late fee revenues less reductions for billing adjustments and credits. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," promulgated by the Securities and Exchange Commission.

        We recognize service revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. We defer activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which is estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue are recognized immediately. For the years ended December 31, 2002, 2001 and 2000, we recognized approximately $3.0 million, $0.6 million and $24,000, respectively, of activation fee revenue. We have deferred approximately $6.4 million and $3.5 million of activation fee revenue and related costs as of December 31, 2002 and 2001, respectively, to future periods.

        We record Sprint PCS travel revenue on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our network. We earned approximately $54.9 million, $31.6 million and $3.0 million of Sprint PCS travel revenue for the years ended December 31, 2002, 2001 and 2000, respectively. We record non-Sprint PCS roaming revenue when a non-Sprint PCS subscriber uses our network. We earned approximately $6.4 million, $1.0 million and $0.2 million of non-Sprint PCS roaming revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

        Equipment revenue consists of proceeds from sales of handsets and accessories which are recorded at the time of sale. Revenues from sales of handsets and accessories represent a separate earnings process from service revenues because sales of handsets and accessories do not require customers to subscribe to wireless services. We account for rebates, discounts and other sales incentives as a reduction to revenue.

        We participate in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Circuit City sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under our Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in our markets, we are obligated to reimburse Sprint for the handset subsidy. We do not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, we include these handset subsidy charges in cost of products sold in the consolidated statements of operations. Handset subsidy charges included in cost of products sold for the years ended December 31, 2002, 2001 and 2000 were $10.8 million, $7.2 million and $0, respectively.

  Revenue and Cost Data Provided by Sprint PCS:

        We place substantial reliance on the timeliness, accuracy and suffiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. At times, we have been invoiced by Sprint for charges that we believe to be contractually incorrect. We review all charges from Sprint and dispute certain of these charges based upon our interpretation of our agreements with Sprint PCS and are attempting to work with Sprint to improve the process. When Sprint does not notify us timely for charges that we have incurred or when we are invoiced for charges that we believe to be incorrect, we record estimates primarily based on our historical trends and our estimate for the amount which we believe we will remit to Sprint after the disputed item or items have been settled.

  Valuation of Accounts Receivable and Inventories:

        Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. During the period from May 2001 to February 2002, the deposit requirement was eliminated on all credit classes ("NDASL"). We re-implemented deposit requirements for all new sub-prime credit quality subscribers on the Clear Pay program in late February 2002. If these estimates are insufficient for any reason, our operating income and available cash would be reduced.

        Reserve for Obsolete/Excess Inventory—We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers and a percentage of second generation handsets and accessories. With the launch of our third generation ("1XRTT") network in the third quarter of 2002, we have discontinued purchasing second generation handsets and accessories. If we do not deplete the inventory that is not capable of providing 1XRTT services, we may have to increase our reserve for any remaining obsolete or excess inventory due to obsolescence. If the estimate of obsolete inventory is understated, our operating income would be reduced.

  Long-Lived Assets and Goodwill:

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. SFAS No. 142 also requires interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. The adoption of SFAS No. 142 reduced the amortization of goodwill by approximately $0.6 million for the twelve months ended December 31, 2002. We will assess on an annual basis the fair values of the reporting unit housing the goodwill and intangibles and, if necessary, assess on an annual basis for any impairment. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2002, we completed our annual impairment review and determined that no impairment charge was required.

        Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of VIA Wireless, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the VIA Wireless subscriber base, the right to be the exclusive provider of Sprint PCS services in the markets in which VIA Wireless operated and the California PCS licenses subsequently sold to VoiceStream Wireless. For the subscriber base a useful life of 20 months has been assigned effective April 1, 2002. For the period from the date of acquisition (August 13, 2001) to March 31, 2002, the subscriber base was amortized using a useful life of 36 months. For the right to provide service under the Sprint PCS management agreement, a useful life of 18 years has been assigned. In April 2000, we acquired the Spokane, Washington market from Sprint PCS. Included in the asset valuation for this purchase was the Sprint PCS customer base for this market. For the subscriber base a useful life of 33 months has been assigned effective April 1, 2002. For the period from the date of acquisition in April 2000 to March 31, 2002, the subscriber base was amortized using a useful life of 60 months. Each intangible asset will be amortized over its respective estimated useful life.

  Income Taxes:

        As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our financial condition and results of operations.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in variable interest entities.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, we will continue to account for our stock-based compensation in accordance with APB No. 25, and our adoption of SFAS No. 148 requires us to provide prominent disclosures about the effects of SFAS No. 123 on reported income in our interim financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. As disclosed in Note 15 to the Consolidated Financial Statements, UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under its 14% senior subordinated discount notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. We do not expect the adoption of the initial recognition and measurement provisions of this interpretation to have a material effect on our financial position, results of operations or cash flows.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). Among other items, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor's products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor's products. This treatment is effective for arrangements entered into or modified on or after January 1, 2003. We have not yet determined the impact this issue will have on our financial position, results of operations or cash flows.

        In November 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Multiple-Element Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. We will adopt this new accounting guidance effective July 1, 2003 and have not yet determined the impact this issue will have on our financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Our adoption of SFAS No. 146 is not expected to have a material impact on our financial position, results of operations or cash flows as we have not recorded any significant restructuring charges in past periods, but the adoption may impact the timing of charges in future periods.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other things, this Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. Our adoption of SFAS No. 145 on January 1, 2003 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for financial statements for fiscal years beginning after June 15, 2002.

        Our network is primarily located on leased property and we have certain legal obligations, principally related to our tower leases, which fall within the scope of SFAS No. 143. These legal obligations primarily include certain obligations to remediate leased land on which our tower assets are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, we did not record asset retirement obligations for network infrastructure assets subject to the provisions of this Statement as the fair value of the obligations could not reasonably be estimated. We believe that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry such as the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of next generation technologies. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights, to the extent they are present in our tower leases, related to the sites. Based on the combination of these industry trends, our limited obligations to remediate leased sites and our limited experience in remediating property, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, we will not recognize a liability until such information becomes known.

Results of Operations

Analysis of the years ended December 31, 2002 and 2001

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

  Customer Net Additions

        As of December 31, 2002, we provided personal communications services to approximately 257,000 customers, an increase of approximately 78,000 from December 31, 2001. During 2001, we added 112,000 new subscribers, exclusive of approximately 50,500 customers acquired from VIA Wireless in August 2001. The decrease in net subscribers acquired was attributable to slowing demand for digital wireless services from new subscribers, high customer churn and tighter credit policies.

  Churn

        Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period. Churn for the year ended December 31, 2002 was approximately 4.2% compared to 3.3% for the year ended December 31, 2001. The increase in churn was primarily the result of an increase in the amount of former VIA Wireless and no-deposit Account Spending Limit ("NDASL") customers whose service was involuntarily discontinued during the year ended December 31, 2002 as compared to December 31, 2001.

  Average Revenue Per User (ARPU)

        Average revenue per user (ARPU) summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the years ended December 31, 2002 and 2001, our ARPU was approximately $58 and $59, respectively. The decrease in ARPU was primarily due to customers acquired from VIA Wireless in August 2001 who incurred billed air overages and whose service was involuntarily discontinued during 2002.

  Cost Per Gross Addition (CPGA)

        Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded. That net amount is then divided by the gross customers acquired during the period. CPGA was approximately $444 for the year ended December 31, 2002 compared to approximately $400 for the year ended December 31, 2001. The increase in CPGA primarily resulted from an increase in handset subsidies and handset upgrade costs and an increase in our commission payments for prime credit class customers that were recorded during the year ended December 31, 2002 as compared to the year ended December 31, 2001, offset by an increase in gross additions for the year ended December 31, 2002 as compared to December 31, 2001, which reduced fixed costs on a per add basis.

  Revenues

  •
  Subscriber Revenue. Subscriber revenue during the years ended December 31, 2002 and 2001 was approximately $151.2 million and $52.1 million, respectively. Subscriber revenue consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from our subscribers and cancellation and late fee revenues less reductions for billing adjustments and billing corrections. Our customers' charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base.

  •
  Sprint PCS Travel Revenue. Travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our network. An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area. The travel rate was $0.20 per minute of use from January 1, 2001 through June 1, 2001, when it was reduced to $0.15 per minute of use. Beginning October 1, 2001 and continuing through December 31, 2001, the rate was $0.12 per minute of use, for an average rate for the year ended December 31, 2001 of $0.16 per minute based on total 2001 travel minutes. For 2002, the rate was reduced to $0.10 per minute. For 2003, Sprint PCS reduced the rate to $0.058 per minute. The long distance rate per minute for 2002 and 2001 was approximately $0.02 per minute and $0.06 per minute, respectively.

    During the year ended December 31, 2002, our network captured approximately 484.3 million of system travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $54.9 million in travel revenue. During the year ended December 31, 2001, our network captured approximately 162.8 million of system travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $31.6 million in travel revenue. The increase in travel and long distance minutes of use represented $63.2 million of travel revenue, offset by a $27.0 million reduction to travel revenue due to the decrease in the reciprocal Sprint PCS travel rate and a $12.9 million reduction of long distance rate per minute.

  •
  Non-Sprint PCS Roaming Revenue. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network. We earned approximately $6.4 million in non-Sprint PCS roaming revenue during the year ended December 31, 2002 compared to approximately $1.0 million during the year ended December 31, 2001. Non-Sprint PCS roaming minutes increased from 2.6 million during the year ended December 31, 2001 to 36.1 million during the year ended December 31, 2002. The increase in roaming minutes represented a $13.4 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented an $8.0 million reduction of roaming revenue.

  •
  Equipment Revenue. Equipment revenue is generated from the sales of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from sales of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue. The amounts recorded during the years ended December 31, 2002 and 2001 from equipment revenue totaled approximately $8.3 million and $8.9 million, respectively, and the decrease was primarily due to an increase in equipment promotions and discounts in order to acquire more customers, offset by an increase in gross additions.

  Cost of Service and Operations

  •
  Network Operations Expenses. Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $66.3 million during the year ended December 31, 2002 compared to approximately $37.8 million during the year ended December 31, 2001. The increase in network operations expenses was attributable to a full year of results for the former VIA Wireless market and several of the original markets that launched service during the first half of 2001.

  •
  Sprint PCS Travel Expense. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets and incur additional long distance fees when our customer calls long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. During the year ended December 31, 2002, our customers generated approximately 249.8 million of travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $27.9 million in travel fees. During the year ended December 31, 2001, our customers generated approximately 58.6 million of travel minutes with approximately 63% of those minutes generating long distance charges which resulted in approximately $10.7 million in travel fees. The increase in travel expense was attributable to the 191.2 million minutes of use increase from the year ended December 31, 2001 to the year ended December 31, 2002, which accounted for $35.5 million in additional expense, offset by a positive variance of $10.7 million resulting from the changes in the reciprocal rate received from Sprint PCS, and $7.6 million attributable to the reduction of the long distance rate per minute. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS' or another Sprint PCS affiliate's network and the long distance rate per minute of use both decreased in 2002 as compared to 2001 and decreased again in 2003 to $0.058 per minute. For 2003, we expect an increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS.

  •
  Non-Sprint PCS Roaming Expense. We pay roaming fees to other wireless providers when our customers use their network. During the year ended December 31, 2002, our customers generated approximately 7.9 million of roaming minutes resulting in approximately $3.2 million in roaming fees. During the year ended December 31, 2001, our customers generated approximately 3.9 million of roaming minutes resulting in approximately $2.3 million in roaming fees. The increase in roaming expense was attributable to the 4.0 million minutes of use increase from the year ended December 31, 2001 to the year ended December 31, 2002, which accounted for $2.3 million in additional expense, offset by a positive variance of $1.4 million representing a reduction of roaming expense due to a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers.

  •
  Bad Debt Expense. Bad debt expense during the years ended December 31, 2002 and 2001 was approximately $21.5 million and $6.9 million, respectively. The increase in bad debt expense was primarily attributable to expense from sub-prime credit quality customers on the NDASL program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

  •
  Operating Expenses. Operating expenses during the years ended December 31, 2002 and 2001 were approximately $17.5 million and $7.7 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base, in addition to increases in fees charged by Sprint for their services.

  Cost of Products Sold

        The cost of products sold included the costs of handsets and accessories and totaled approximately $36.5 million and $25.6 million during the years ended December 31, 2002 and 2001, respectively. The cost of handsets exceeds the retail sales price because we subsidize the cost of handsets, consistent with industry practice. The increase in cost of products sold was primarily attributable to the increase in gross sales and inventory reserves that were recorded during 2002. Handset subsidies on units sold by third parties totaled approximately $10.8 million and $7.2 million for the years ended December 31, 2002 and 2001, respectively.

  Selling and Marketing

        Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred expenses of approximately $54.7 million and $39.1 million during the years ended December 31, 2002 and 2001, respectively. The increase in selling and marketing expenses was primarily attributable to an increase in gross customer additions.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $26.4 million and $15.6 million during the years ended December 31, 2002 and 2001, respectively. General and administrative expenses included approximately $11.0 million and $4.1 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the years ended December 31, 2002 and 2001, respectively. The increase in general and administrative expenses was primarily due to the increase in management fee expense resulting from the increase in our subscriber base and to the increase in compensation and benefits related to the growth in the number of our employees.

  Non-Cash Compensation for General and Administrative Matters

        During the years ended December 31, 2002 and 2001, non-cash compensation for general and administrative matters totaled approximately $0.4 million and $0.4 million, respectively. We apply the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

  Depreciation and Amortization

        Depreciation and amortization expense for the years ended December 31, 2002 and 2001 totaled approximately $51.6 million and $24.3 million, respectively. We depreciate our property and equipment using the straight-line method over four to 10 years. A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 20 months to 18 years. The increase in depreciation and amortization expense was primarily due to a full year of expense for the assets acquired from VIA Wireless and the majority of network assets that were placed into service during the first half of 2001.

  Interest Income

        For the years ended December 31, 2002 and 2001, interest income was approximately $1.6 million and $8.9 million, respectively. The interest income was generated from cash, cash equivalents and restricted cash balances. The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the year ended December 31, 2002 than during the year ended December 31, 2001.

  Interest Expense

        Interest expense totaled approximately $46.0 million during the year ended December 31, 2002. We accrued interest at a rate of 14% per annum on our senior subordinated discount notes. Interest on our senior credit facility was accrued at the London interbank offered rate based on contracts ranging from 30 to 180 days. Interest expense also included the amortized amount of deferred financing fees relating to our senior credit facility and senior subordinated discount notes. During the year ended December 31, 2001, interest expense was approximately $39.0 million. The increase in interest expense was primarily due to higher debt levels during the year ended December 31, 2002 than during the year ended December 31, 2001 and an increase in amortization of deferred financing fees.

  Income Taxes

        For the year ended December 31, 2002, we recognized an income tax benefit of $11.9 million, and for the year ended December 31, 2001 we recognized an income tax expense of approximately $0.2 million. Approximately $8.8 million of the tax benefit recorded during the year ended December 31, 2002 is expected to be monetized in the first half of 2003 as we expect to carryback 2002 net operating losses from our wholly-owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $3.1 million tax benefit that was recorded during the year ended December 31, 2002 was due to consolidating net operating loss carryforwards that have reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the years ended December 31, 2002 and 2001, our net loss was approximately $117.4 million and $107.7 million, respectively. The increase in net loss of $9.7 million resulted primarily from the items discussed above.

Analysis of the years ended December 31, 2001 and 2000

  Customer Net Additions

        As of December 31, 2001, we provided personal communications services to approximately 179,000 customers compared to approximately 16,600 customers as of December 31, 2000. The increase in net subscribers acquired was attributable to our significant network expansion during the year ended December 31, 2001 and the acquisition of approximately 50,500 customers from VIA Wireless on August 13, 2001.

  Average Revenue Per User (ARPU)

        During the years ended December 31, 2001 and 2000, our ARPU was approximately $59 and $59, respectively.

  Cost Per Gross Addition (CPGA)

        CPGA was approximately $400 for the year ended December 31, 2001 compared to approximately $530 for the year ended December 31, 2000. The decrease in CPGA primarily resulted from the increase in our gross additions which reduced our fixed costs on a per unit basis.

  Revenues

  •
  Subscriber Revenue. Subscriber revenue during the years ended December 31, 2001 and 2000 was approximately $52.1 million and $5.7 million, respectively. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base.

  •
  Sprint PCS Travel Revenue. During the year ended December 31, 2001, we captured approximately 162.8 million of system travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $31.6 million in travel revenue. During the year ended December 31, 2000, we captured approximately 12.2 million of system travel minutes with approximately 68% of those minutes generating long distance charges which resulted in approximately $3.0 million in travel revenue from markets where we had launched operations. The increase in system minutes was attributable to the significant expansion of our network build-out and a larger customer base from Sprint PCS and other PCS affiliates of Sprint.

  •
  Non-Sprint PCS Roaming Revenue. We earned approximately $1.0 million in non-Sprint PCS roaming revenue during the year ended December 31, 2001 compared to approximately $0.2 million during the year ended December 31, 2000. The increase in non-Sprint PCS roaming revenue was attributable to the significant expansion of our network build-out.

  •
  Equipment Revenue. The amounts recorded during the years ended December 31, 2001 and 2000 for equipment revenue totaled approximately $8.9 million and $0.7 million, respectively, and the increase was primarily due to an increase in gross sales to new PCS subscribers.

  We offer sales incentives to customers based on participation in Sprint PCS nationwide plans or on some company-specific incentive programs. Some of these incentives result in a reduction of customer invoices. During the fourth quarter of the year 2000, we adopted the provisions of EITF Issue No. 00-14, "Accounting for Certain Sales Incentives" ("EITF 00-14"), which calls for recognition of sales incentives that result in a reduction in or refund of the selling price of a product as a reduction in revenue. Following the adoption of EITF 00-14 in the fourth quarter of 2000, we recognized a reduction in revenue of approximately $0.3 million. The reduction was netted against reported equipment revenue during the year ended December 31, 2000.

  Cost of Service and Operations

  •
  Network Operations Expenses. Network operations expenses totaling approximately $37.8 million were incurred during the year ended December 31, 2001 compared to approximately $6.8 million during the year ended December 31, 2000. The increase in network operations expenses was attributable to the significant expansion of our network build-out.

  •
  Sprint PCS Travel Expense. During the year ended December 31, 2001, our customers generated approximately 58.6 million of travel minutes with approximately 63% of those minutes generating long distance charges which resulted in approximately $10.7 million in travel fees. During the year ended December 31, 2000, our customers generated approximately 4.7 million of travel minutes with approximately 69% of those minutes generating long distance charges which resulted in approximately $1.1 million in travel fees. The increase was attributable to the substantial increase in our customer base.

  •
  Roaming Expense. During the year ended December 31, 2001, our customers generated approximately 3.9 million of roaming minutes resulting in approximately $2.3 million in roaming fees. During the year ended December 31, 2000, our customers generated approximately 0.7 million of travel minutes resulting in approximately $0.4 million in roaming fees. The increase was attributable to the substantial increase in our customer base.

  •
  Bad Debt Expense. Bad debt expense during the years ended December 31, 2001 and 2000 was approximately $6.9 million and $0.1 million, respectively. The increase in bad debt expense was primarily attributable to the increase in our subscriber base and the NDASL program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

  •
  Operating Expenses. Operating expenses during the years ended December 31, 2001 and 2000 were approximately $7.7 million and $0.8 million, respectively. The increase in operating expenses was primarily attributable to the increase in our subscriber base.

  Cost of Products Sold

        The cost of products sold totaled approximately $25.6 million and $1.7 million during the years ended December 31, 2001 and 2000, respectively. The increase in cost of products sold was primarily attributable to the increase in our gross customer additions of approximately 139,000. Handset subsidies on units sold by third parties totaled approximately $7.2 million and $0 for the years ended December 31, 2001 and 2000, respectively.

  Selling and Marketing

        We incurred selling and marketing expenses of approximately $39.1 million and $4.2 million during the years ended December 31, 2001 and 2000, respectively. The increase in selling and marketing expenses was primarily attributable to an increase in gross customer additions of approximately 139,000 while being partially offset by lower CPGA rates.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $15.6 million and $7.5 million during the years ended December 31, 2001 and 2000, respectively. General and administrative expenses included approximately $4.1 million and $0.4 million of management fee expense (defined as 8% of collected service revenues) paid to Sprint PCS during the years ended December 31, 2001 and 2000, respectively. The increase in general and administrative expenses was primarily attributable to increased compensation and benefits related to the growth in the number of our employees and the increase in management fee expense attributable to the increase in our subscriber base.

  Non-Cash Compensation for General and Administrative Matters

        During the years ended December 31, 2001 and 2000, non-cash compensation for general and administrative matters totaled approximately $0.4 million and $0.5 million, respectively.

  Depreciation and Amortization

        Depreciation and amortization expense for the years ended December 31, 2001 and 2000 totaled approximately $24.3 million and $3.1 million, respectively. The increase in depreciation and amortization expense was primarily due to network assets that were placed into service during the first half of 2001 and amortization of the Spokane customer list.

  Interest Income

        For the years ended December 31, 2001 and 2000, interest income was approximately $8.9 million and $12.9 million, respectively. The interest income was generated from invested cash proceeds resulting from our private equity sales, our initial public offering, senior subordinated discount notes and drawings under our senior secured credit facility. The proceeds were invested in short-term liquid investments. The decrease in interest income was primarily due to lower levels of cash and cash equivalents and lower interest rates during the year ended December 31, 2001 than during the year ended December 31, 2000.

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

  Net Loss

        For the years ended December 31, 2001 and 2000, our net loss was approximately $107.7 million and $46.6 million, respectively. The increase in net loss of $61.1 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

        From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through December 31, 2002, we have principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. During late 2001, we moved from a construction and build-out phase to an operational phase.

        Completion of our PCS network required substantial capital, of which approximately $248.3 million has been incurred through December 31, 2002. Although we have substantially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $30 million annually for maintenance, capacity enhancements and coverage improvements, including up to approximately $10 million in the aggregate to comply with the minimum build-out requirements of our management agreement with Sprint PCS. Our build-out plan included the installation and/or acquisition of five switches and approximately 826 radio communications sites by the end of 2002. As of December 31, 2002, we had 34 retail stores in operation in our markets.

        As of December 31, 2002, we had approximately $75.9 million in cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $55.0 million. As described in Note 19 to our Consolidated Financial Statements included herein, our revolving line of credit was permanently reduced to $50.0 million on February 26, 2003. Cash and cash equivalents and cash availability under our senior secured credit facility, combined with cash flow from operations, are expected to be sufficient to fund any operating losses and working capital, to meet capital expenditure needs and to service debt requirements through December 31, 2003 and into the foreseeable future. Due to a number of factors, including the rapidly changing wireless industry, general economic uncertainty, lower than expected new subscriber additions, continuing higher rates of customer turnover than anticipated, the recent change to the reciprocal travel rate with Sprint PCS taking effect in 2003, and potential changes to the roaming rates, we may generate positive cash flows from operations less capital expenditures a year or two later than originally projected, which was 2004.

        Net cash used by operating activities was approximately $38.8 million and $57.2 million for the years ended December 31, 2002 and 2001, respectively. Net cash used in operating activities for the periods was primarily attributable to the operating loss being partly offset by non-cash items and cash sourced from working capital.

        Net cash used in investing activities was approximately $40.2 million for the year ended December 31, 2002 and net cash provided by investing activities was approximately $3.0 million for the year ended December 31, 2001. For the year ended December 31, 2002, net cash used in investing activities consisted of capital expenditures of approximately $43.2 million, offset by a reduction in restricted cash of approximately $2.8 million and cash received from the sale of equipment of approximately $0.2 million. For the year ended December 31, 2001, in addition to capital expenditures of approximately $122.1 million, investing activities included acquisition costs relating to the acquisition of VIA Wireless and a cash advance to, net of cash acquired from, VIA Wireless of approximately $24.7 million. Cash provided by investing activities included $99.8 million released from restricted cash and $50.0 million in proceeds from the sale of VIA Wireless' California PCS licenses.

        Net cash provided by financing activities was approximately $27.7 million and $31.2 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, net cash provided by financing activities consisted primarily of $30.0 million in funding under the senior secured credit facility, offset by $1.2 million in capital lease and other long-term liabilities payments and $1.2 million in deferred financing fees in connection with the July 2002 amendment to the senior secured credit facility. For the year ended December 31, 2001, net cash provided by financing activities consisted primarily of $110.0 million in funding under the senior secured credit facility, offset by approximately $75.5 million in long-term debt repayments. Debt repayments included payments made under our capital lease obligations, the pay down of the Rural Telephone Finance Cooperative senior secured credit facility of VIA Wireless, and the pay down of the outstanding Federal Communications Commission notes for the California PCS licenses assumed in the VIA Wireless acquisition. In addition, we incurred $2.8 million in deferred financing fees in connection with the increase in our senior secured credit facility related to the VIA Wireless acquisition.

  Liquidity

        At December 31, 2002, we had approximately $75.9 million of cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $55.0 million. The availability of the revolving credit line is subject to continued compliance with restrictive covenants under our senior secured credit facility; however, there is uncertainty as to our ability to continue to comply with such covenants prior to generating positive cash flow from operations less capital expenditures. As described in Note 19 to our Consolidated Financial Statements included herein, our revolving line of credit was permanently reduced to $50.0 million on February 26, 2003. Through 2002, we have used proceeds from our initial public offering of equity, our senior subordinated discount notes, borrowings from our senior secured credit facility, and to a lesser extent revenues, to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our PCS network and acquired customers. As described in Note 19 to our Consolidated Financial Statements, on February 26, 2003, we consummated three related transactions that will reduce our total debt by approximately $146.7 million and cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million annually beginning in 2006, providing cumulative savings of approximately $243.0 million. We completed a private placement exchange offer of $48.2 million aggregate principal amount of Operating Company's new 14% senior discount notes due May 15, 2010 and $9.6 million in cash for $192.7 million aggregate principal amount of Operating Company's outstanding senior subordinated discount notes, and we also completed in a private placement a related new financing of $12.8 million aggregate principal amount of Operating Company's Series B senior discount notes due 2008 in which we received cash proceeds of $9.6 million to fund the cash portion of the exchange. We issued detachable warrants with the Series B senior discount notes to purchase approximately 9.6 million shares of UbiquiTel common stock. In connection with the exchange, UbiquiTel and the senior lenders under our senior secured credit facility amended the credit facility to gain the lenders' consent to the exchange offer, which terms included a $15.0 million partial prepayment against our outstanding $245.0 million principal balance of term loans and the reduction of the unused $55.0 million revolving line of credit to $50.0 million as of February 26, 2003. The amendment also required us to fund the entire cash portion of the exchange offer through the related financing described above. We may from time to time purchase senior subordinated discount notes that remain outstanding in the open market, in privately negotiated transactions or otherwise in accordance with applicable law. We believe our financial position will be sufficient to meet the cash requirements of the business including: capital expenditures, operating losses, cash interest, required amortization of principal under our senior secured credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, CPGA, bad debt expense and roaming revenue. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may not be available or may not be available on acceptable terms.

  Factors That May Affect Operating Results and Liquidity

        In addition to the risk factors included in "Item 1. Business," the following risk factors could materially and adversely affect our future operating results and liquidity and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

        We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of slower net customer growth continues, it will lengthen the amount of time it will take for us to attain a sufficient number of customers to generate positive cash flows less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. For the year ended December 31, 2002, we used approximately $81.9 million in cash for operating activities and capital expenditures. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of operating losses and negative cash flows as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term but provide greater cash flows in later periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower cash needs in the near term but provide lower cash flows in later periods.

        We re-instated the deposit requirement for new sub-prime credit customers in late February 2002 in connection with the Sprint PCS Clear Pay program. The re-instatement of deposits had a significant impact on gross customer additions during the last five weeks of the three months ended March 31, 2002 and during the remainder of 2002. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions may decline. As of December 31, 2002, 29% of our approximate 257,000 subscribers had a credit rating placing them in the sub-prime category, of which 15% had deposits. If the deposit requirement for new sub-prime credit customers continues to deter some potential customers with sub-prime credit from becoming subscribers, we may acquire fewer new customers, which would result in lower operating losses in the near term but provide lower cash flows in later periods.

        We received notice from Sprint PCS that our reciprocal travel rate changed from $0.10 per minute in 2002 to $0.058 per minute in 2003, and there can be no assurance that it will not be reduced further in future years. We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, the reciprocal travel rate exchanged for customers who roam into the other party's or another PCS affiliate's network, was established at $0.20 per minute. The travel rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002. With a travel-in to travel-out ratio of approximately two to one during the year ended December 31, 2002 and an expected continued favorable net travel position in the next few years, the lower travel rate has increased our operating losses and could further increase our expected operating losses and reduce our liquidity projections during the next two or three years. We project that growth in our customer base will result in a ratio of travel revenue to travel expense approaching one to one in the long-term, minimizing the net earnings and the operating loss impact of any substantial reduction in the travel rate during those later years.

        We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides an annual evaluation of these controls to us by engaging its independent auditors to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70"). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. Although we are not presently aware of any material errors affecting us, errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if we or any other PCS affiliate of Sprint find significant errors in information provided by Sprint which causes a restatement of financial statements or otherwise affects us, investors and the investment community may lose confidence in us. In late February 2003, iPCS, Inc., a PCS affiliate of Sprint, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code and concurrently brought an adversarial action against Sprint alleging, among other things, that Sprint had failed to remit certain amounts owed to iPCS under its agreements with Sprint. Should Sprint fail to deliver timely, accurate and sufficient information, this could lead to a greater degree of uncertainty in our business and financial planning and may lead to adverse short-term decisions. In addition, the failure of Sprint to remit current or future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law.

        Our ability to borrow funds under our senior secured credit facility's $50.0 million revolving line of credit will be restricted unless our cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing and could be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreement governing the senior secured credit facility as described in Note 6 to the Consolidated Financial Statements. We are currently in compliance with all financial and operational covenants relating to the senior secured credit facility; however, there is uncertainty as to our ability to continue to comply with such covenants prior to generating positive cash flow from operations less capital expenditures. If we are unable to operate our business within the covenants specified in the senior secured credit facility, our ability to obtain future amendments to the covenants in the senior secured credit facility is not guaranteed and our ability to make borrowings under the revolving line of credit required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on our liquidity.

        Variable interest rates may increase substantially. At December 31, 2002, we had $245.0 million outstanding under our senior credit facility, which was subsequently reduced to $230.0 million on February 26, 2003 due to a $15.0 million prepayment described above under "—Liquidity." The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 6.2% for the year ended December 31, 2002. Increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

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

  Capital Resources

        The senior subordinated discount notes, the senior discount notes and the Series B senior discount notes will require cash payments of interest beginning on October 15, 2005.

        As of December 31, 2002, our senior secured credit facility provided for a $55.0 million revolving loan, a term loan A of $120.0 million and a term loan B of $125.0 million. The term loans A and B, all of which were outstanding as of December 31, 2002, are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. As discussed above under "—Liquidity," the term loans outstanding have been reduced to $230.0 million and the revolving line of credit to $50.0 million as of February 26, 2003. The commitment fee on unused borrowings is 0.75%, payable quarterly. Our obligations under the credit agreement are secured by all of our assets. The senior secured credit facility is subject to certain restrictive covenants including the timing of availability for borrowing under the $50.0 million revolving line of credit, maintaining certain financial ratios, attaining defined subscriber growth goals, network covered population goals and minimum quarterly service revenues, and limiting annual capital expenditures.

        As of December 31, 2002, management believes that we were in compliance with all financial and operational covenants associated with our senior secured credit facility, senior subordinated discount notes and the Sprint PCS management agreement.

  Reconciliation of non-GAAP financial measures

        We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in "—Results of Operations" are average revenue per user (ARPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in "—Results of Operations—Analysis of the years ended December 31, 2002 and 2001," and the following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP.

	Year Ended December 31,
Average revenue per user (ARPU)
	2002	2001	2000
Service revenue	$212,474,000	$84,702,000	$8,854,000
Less: Travel revenue	(54,900,000)	(31,600,000)	(3,000,000)
Less: Roaming revenue	(6,400,000)	(1,000,000)	(200,000)

Subscriber revenue(1)	$151,174,000	$52,102,000	$5,654,000

Average subscribers(2)	217,579	72,953	11,289
ARPU(1)	$57.90	$59.51	$58.92

(1)
Minor differences from numbers appearing in "—Results of Operations" may exist due to rounding the numbers in "—Results of Operations" to the nearest $0.1 million.

(2)
Average subscribers for the year ended December 31, 2000 was calculated using 8.5 months of average subscribers due to the April 2000 acquisition of the Spokane, Washington market.

        We believe ARPU, which calculates the average monthly service revenue per customer, excluding roaming revenue, is a useful measure to assist in forecasting our future subscriber revenue. In addition, it provides a gauge to compare our service revenue to that of other wireless communications providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

	Year Ended December 31,
Cost per gross addition (CPGA)
	2002	2001	2000
Selling and marketing	$54,711,000	$39,119,000	$4,166,000
Add: Cost of products sold	36,531,000	25,620,000	1,693,000
Less: Equipment revenue	(8,331,000)	(8,871,000)	(429,000)
Less: Selling and marketing adjustment(1)	—	(93,000)	—

CPGA costs	$82,911,000	$55,775,000	$5,430,000

Gross additions	186,745	139,538	10,253
CPGA	$444	$400	$530

(1)
The adjustment to selling and marketing expenses for the year ended December 31, 2001 represents selling and marketing costs incurred prior to the launch of a market.

        We believe CPGA, which measures the average cost to acquire new customers during the period, is a useful measure used to compare our average cost to acquire a new subscriber to that of other wireless communication providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

  Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to our senior secured credit facility; noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; capital leases; the VIA Wireless building mortgage and other long-term liabilities; the senior subordinated discount notes; the senior discount notes; and the Series B senior discount notes. The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate, and reflects each of the transactions consummated on February 26, 2003, which are described below following the table (dollars in thousands):

		Payments Due by Period
		Years Ending December 31,
Contractual obligation
	Total	2003	2004	2005	2006	2007	Thereafter
Senior secured credit facility(1)	$245,000	$15,000	$7,569	$13,612	$49,990	$56,923	$101,906
Operating leases(2)	76,488	16,072	16,164	14,551	8,915	7,066	13,720
Capital leases	564	483	81	—	—	—	—
Building mortgage and other long-term liabilities	3,653	200	207	222	238	255	2,531
Senior subordinated discount notes(1)	107,280	—	—	—	—	—	107,280
Senior discount notes(1)	48,180	—	—	—	—	—	48,180
Series B senior discount notes(1)	12,848	—	—	—	—	—	12,848

	$494,013	$31,755	$24,021	$28,385	$59,143	$64,244	$286,465

(1)
Total repayments, excluding interest payments, are based on borrowings outstanding as of February 26, 2003, and do not include projected borrowings under the senior secured credit facility.

(2)
Does not include payments due under renewals to the original lease term.

        There are provisions in each of the agreements governing the senior secured credit facility, the senior subordinated discount notes, the senior discount notes and the Series B senior discount notes that provide for an acceleration of repayment upon an event of default, as defined in the respective agreements.

        On February 26, 2003, Operating Company consummated its private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010 and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes. Additionally, Operating Company consummated a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of Series B senior discount notes due 2008 in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, we issued detachable warrants to purchase approximately 9.6 million shares of UbiquiTel common stock. We wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the senior subordinated discount notes, and we incurred fees and expenses of approximately $3.8 million in connection with the issuance of the new senior discount notes, which will reduce the gain resulting from the exchange offer, and we incurred fees and expenses of approximately $0.4 million in connection with the issuance of the Series B senior discount notes.

        Three directors of UbiquiTel or their affiliates participated in the private placement offering for consideration of approximately $3.3 million, and were issued approximately $4.4 million aggregate principal amount of Series B senior discount notes and approximately 3.3 million detachable warrants.

        As a condition to these transactions, our senior lenders required us to prepay $15.0 million of our outstanding senior secured credit facility, thereby reducing the outstanding term loans under the senior secured credit facility to $230.0 million. In addition, the $55.0 million unused revolving line of credit was permanently reduced by $5.0 million to $50.0 million.

        We have followed the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"), and EITF Issue No. 02-04, "Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15,"

in recording these transactions. These provisions require that the carrying value of the new senior discount notes be recorded at the total future cash payments (principal and interest) specified by the notes; therefore, these notes will be classified on our balance sheet as long-term liabilities and were valued at $81.9 million as of February 26, 2003. As a result, no interest expense related to these notes will be recognized in future periods. The following table presents the aggregate gain recognized in the transactions (dollars in thousands):

Principal amount of senior subordinated discount notes as of February 26, 2003	$192,720
Unamortized discount on senior subordinated discount notes	(48,214)
Unamortized discount on detachable warrants	(7,306)
Unamortized deferred financing costs	(2,859)

Carrying value of debt exchanged	134,341
Maximum future cash principal payments for senior discount notes	(48,180)
Maximum future cash interest payments for senior discount notes	(33,726)
Cash payments for amount of debt exchanged	(9,636)
Direct expenses of exchange transaction	(3,781)

Aggregate gain from exchange transaction	$39,018

        Following the exchange, we will have no interest expense with respect to the new senior discount notes due to the accounting treatment of the new senior discount notes under the provisions of SFAS No. 15. As a result of these transactions, we will reduce overall debt by approximately $146.7 million aggregate principal amount ($113.8 million aggregate accreted value) and cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million beginning in 2006, providing cumulative savings of approximately $243.0 million. We believe that we will be able to make future payments on our debt and to fund our operations until we generate positive cash flow. We anticipate that we will not need to raise additional cash in order to repay the new senior discount notes and the Series B senior discount notes at their maturity.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        In the normal course of business, our operations are exposed to interest rate risk on our senior secured credit facility and any future financing requirements. Our fixed rate debt consisted primarily of the accreted carrying value of the senior subordinated discount notes ($220.1 million at December 31, 2002). Our variable rate debt consisted of borrowings made under the senior secured credit facility ($245.0 million at December 31, 2002). Our primary interest rate risk exposures related to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the senior subordinated discount notes at maturity at market rates; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

        We may decide, from time to time, to manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

        The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended based on our projected level of long-term indebtedness and reflects each of the transactions consummated on February 26, 2003 (dollars in thousands):

	Years ending December 31,
	2003	2004	2005	2006	2007
Senior subordinated discount notes	90,154	103,218	107,280	107,280	107,280
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—
Senior secured credit facility	230,000	222,431	208,819	158,829	101,906
Variable interest rate(1)	6.7%	7.6%	7.6%	7.6%	7.6%
Principal payments	15,000	7,569	13,612	49,990	56,913
Senior discount notes(2)	48,180	48,180	48,180	48,180	48,180
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—
Series B senior discount notes	10,793	12,357	12,848	12,848	12,848
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

(1)
The interest rate on the senior secured credit facility equals the London interbank offered rate (LIBOR) plus a weighted-average interest rate of 3.8%. LIBOR is assumed to equal 2.9% for 2003, and 3.8% for years 2004, 2005, 2006 and 2007. A 1.0% increase (decrease) in the variable interest rate would result in an approximate $2.3 million increase (decrease) in the interest expense.

(2)
The senior discount notes were issued at a discount in February 2003, but we have followed the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and EITF Issue No. 02-04, "Determining Whether a Debtor's Modification or Exchange of Debt Instruments is Within the Scope of FASB Statement 15." These provisions require that the carrying value be recorded at the total future cash payments (principal and interest). Therefore, the notes will be carried on our balance sheet as long-term liabilities and were valued at $81.9 million as of February 26, 2003. As a result, no interest expense related to these notes will be recognized in future periods.

ITEM 8. Financial Statements and Supplementary Data

        Reference is made to Item 15 for the financial statements meeting the requirements of Regulation S-X.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        On May 15, 2002, upon the recommendation of the Audit Committee of the board of directors of UbiquiTel, the board of directors approved the dismissal of Arthur Andersen LLP ("Andersen") as the Company's independent public accountants and the appointment of PricewaterhouseCoopers LLP ("PwC") to serve as the Company's independent public accountants for the fiscal year ending December 31, 2002. Andersen's reports on the Company's consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2001 and 2000 and through the date of Andersen's dismissal as the Company's independent public accountants on May 15, 2002, there were no disagreements between Andersen and the Company on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such years. There were no reportable events as listed in Item 304 (a)(1)(v) of Regulation S-K.

        UbiquiTel provided Andersen with a copy of the foregoing statements in May 2002 and filed as Exhibit 16 to its Current Report on Form 8-K dated May 15, 2002 a copy of Andersen's letter, dated May 15, 2002, stating its agreement with such statements.

        During the fiscal years ended December 31, 2001 and 2000 and through the date of PwC's appointment as the Company's independent public accountants on May 15, 2002, the Company did not consult with PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

ITEM 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of an evaluation date within 90 days prior to the filing date of this Annual Report on Form 10-K. Based on this evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

        We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS affiliates of Sprint. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70. This report is provided annually to us.

Changes in Internal Controls

        There were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, subsequent to the date of our Chief Executive Officer's and Chief Financial Officer's last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Section 906 Certifications

        Our Chief Executive Officer and Chief Financial Officer have each signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompany this filing in the form of correspondence to the Securities and Exchange Commission.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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
# 4.3	First Amendment, dated as of June 12, 2000, to Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (4.3)
# 4.4	Warrant Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. (4.4)
# 4.5	Registration Rights Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. (4.5)
4.6	Form of Warrant dated February 26, 2003 issued to certain purchasers of 14% Senior Unsecured Discount Series B Notes due 2008.

4.7	Form of Warrant dated February 26, 2003 issued to certain purchasers of 14% Senior Unsecured Discount Series B Notes due 2008.
†** 10.1	Sprint PCS Management Agreement, as amended, dated as of October 15, 1998 by and between Sprint Spectrum, LP, WirelessCo, LP and UbiquiTel, LLC. (10.1)
†** 10.2	Sprint PCS Services Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.2)
** 10.3	Sprint Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Communications Company, LP and UbiquiTel, LLC. (10.3)
** 10.4	Sprint Spectrum Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.4)
## 10.5	Addendum VI dated February 22, 2001 to Sprint PCS Management Agreement by and between Sprint Spectrum, LP, Wireless Co., LP, and UbiquiTel Operating Company. (10.36)
†** 10.6
Asset Purchase Agreement dated as of December 28, 1999, as amended, by and between Sprint Spectrum, LP, Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP, Cox Communications PCS, LP, Cox PCS Leasing Co., LP, Cox PCS Assets, LLC and UbiquiTel Holdings, Inc. (10.5)
** 10.7
Amended and Restated Consent and Agreement dated as of April 5, 2000 by and between Sprint Spectrum, LP, Sprint Communications Company, LP, WirelessCo, LP, Cox Communications PCS, LP, Cox PCS License, LLC and Paribas. (10.11)
** 10.8	Amended and Restated Registration Rights Agreement made as of February 16, 2000 by and among UbiquiTel Holdings, Inc. and the shareholder signatories thereto. (10.7)
** 10.9	Employment Agreement dated as of November 29, 1999 by and between UbiquiTel Holdings, Inc. and Donald A. Harris. (10.17)
** 10.10
Credit Agreement dated as of March 31, 2000 by and between UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and Paribas, as agent, for a $250,000,000 credit facility. (10.18)
** 10.11
Indenture for UbiquiTel Operating Company's 14% Senior Subordinated Discount Notes Due 2010 dated as of April 11, 2000 between UbiquiTel Operating Company, UbiquiTel Inc. and American Stock Transfer & Trust Company, as trustee. (10.20)
** 10.12
Registration Rights Agreement made as of April 11, 2000 by and among UbiquiTel Operating Company, UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Paribas Corporation and PNC Capital Markets, Inc. (10.22)
** 10.13	Note Guarantee of UbiquiTel Inc. (10.28)
** 10.14	Guarantee of UbiquiTel Inc. (10.29)
### 10.15	Escrow Agreement dated as of August 13, 2001 by and among UbiquiTel Inc., UbiquiTel Operating Company, First Union National Bank as Escrow Agent and the Indemnitor Parties named therein. (10.33)

## 10.16
Second Amendment and Consent to Credit Agreement dated as of March 1, 2001 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time, BNP Paribas as agent, General Electric Capital Corporation and Fortis Capital Corp. (10.35)
## 10.17
Indemnification Agreement dated as of February 22, 2001 by and among UbiquiTel Inc., UbiquiTel Operating Company, the Merger Subsidiaries of UbiquiTel Inc. named therein, J.H. Evans Inc., and the Stockholders of J.H. Evans named therein. (10.37)
## 10.18	Consulting Agreement dated as of February 22, 2001 between UbiquiTel Inc., and Instant Phone, LLC. (10.38)
## 10.19	Purchase and Sale Agreement dated as of February 22, 2001 between UbiquiTel Inc. and VoiceStream PCS BTA I License Corporation. (10.39)
### 10.20	Amended and Restated 2000 Equity Incentive Plan of UbiquiTel Inc. (10.39)
^ 10.21
First Supplemental Indenture dated as of November 12, 2001 to the Indenture for UbiquiTel Operating Company's 14% Senior Subordinated Discount Notes Due 2010 dated as of April 11, 2000 between UbiquiTel Operating Company, UbiquiTel Inc. and American Stock Transfer and Trust Company, as trustee. (10.30)
** 10.22	Master Site Agreement dated as of May 11, 2000 between SpectraSite Communications, Inc. and UbiquiTel Leasing Company. (10.27)
^ 10.23	Master Tower Space License Agreement dated as of April 4, 2001 between American Tower, L.P. and UbiquiTel Leasing Company and First Amendment thereto dated June 18, 2001. (10.32)
^ 10.24
Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Communication New York, Inc., Crown Castle PT Inc., Crown Castle South Inc., Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company. (10.33)
^^ 10.25
Fourth Amendment to Credit Agreement dated as of July 17, 2002 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent. (10.36)
^^^ 10.26	UbiquiTel Inc. Amended and Restated 2002 Employee Stock Purchase Plan. (10.1)
+ 10.27
Fifth Amendment to Credit Agreement dated as of February 7, 2003 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent. (10.37)
10.28	Employment Agreement dated as of November 30, 2002 by and between UbiquiTel Inc. and Donald A. Harris.
10.29	Note Purchase Agreement dated as of February 14, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and the purchasers listed on the signature pages thereto.
10.30	Form of 14% Senior Unsecured Discount Series B Note Due 2008 dated February 26, 2003 issued by UbiquiTel Operating Company to the purchasers thereof.
10.31	Guarantee dated as of February 26, 2003 by UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC in favor of the purchasers of 14% Senior Unsecured Discount Series B Notes Due 2008.

10.32	Registration Rights Agreement dated as of February 26, 2003 among UbiquiTel Inc. and the securityholder signatories thereto.
10.33	Escrow Agreement dated as of February 14, 2003 among UbiquiTel Operating Company, Greenberg Traurig LLP, as escrow agent, and the purchasers listed on the signature pages thereto.
10.34
Agreement dated as of February 14, 2003 among UbiquiTel Inc., UbiquiTel Operating Company and the other persons signatories thereto relating to the Note Purchase Agreement dated as of February 14, 2003.
10.35	Indenture for UbiquiTel Operating Company's 14% Senior Discount Notes Due 2010 dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee.
10.36	Note Guarantee dated as of February 26, 2003 of UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC.
10.37	Registration Rights Agreement dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC, VIA Building, LLC and Banc of America Securities LLC.
10.38	Dealer Manager Agreement dated as of January 23, 2003 among UbiquiTel Operating Company, UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC, VIA Building, LLC and Banc of America Securities LLC.
21.1	Subsidiaries of UbiquiTel Inc.
23.1
Consent of PricewaterhouseCoopers LLP relating to UbiquiTel Inc.'s Registration Statements on Form S-3 (Registration No. 333-39956), Form S-3 (Registration No. 333-68082), Form S-8 (Registration No. 333-70148) and Form S-8 (Registration No. 333-84852).
24.1	Powers of Attorney (included on signature pages).

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the fiscal quarter ended March 31, 2001 of UbiquiTel Inc. and UbiquiTel Operating Company.
**	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (Reg. No. 333-32236).
***	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-3 of UbiquiTel Inc. (Reg. No. 333-39956).
#	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (Reg. No. 333-39956).
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

^
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of UbiquiTel Inc. and UbiquiTel Operating Company.
^^	Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K dated July 18, 2002 of UbiquiTel Inc.
^^^
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of UbiquiTel Inc. and UbiquiTel Operating Company.
+	Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K dated February 24, 2003 of UbiquiTel Inc.
†	Confidential treatment has been granted on portions of these documents.
Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit numbers 10.9, 10.20, 10.26 and 10.28.
(b)
Reports on Form 8-K.

        Two reports on Form 8-K were filed during the quarter ended December 31, 2002:

Date	Item Reported On
October 29, 2002	Item 5. Other Events. On October 29, 2002, UbiquiTel announced the transfer of the listing of its common stock from The Nasdaq National Market to The Nasdaq SmallCap Market at the opening of business on November 1, 2002.
October 29, 2002	Item 5. Other Events. UbiquiTel reported its results for the three and nine months ended September 30, 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 28th day of March, 2003.

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

Signature	Title	Date

/s/ DONALD A. HARRIS Donald A. Harris	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ JAMES J. VOLK James J. Volk	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 28, 2003
/s/ ROBERT A. BERLACHER Robert A. Berlacher	Director	March 28, 2003
/s/ JAMES E. BLAKE James E. Blake	Director	March 28, 2003
/s/ MATTHEW J. BOOS Matthew J. Boos	Director	March 28, 2003
/s/ PETER LUCAS Peter Lucas	Director	March 28, 2003
/s/ BRUCE E. TOLL Bruce E. Toll	Director	March 28, 2003
/s/ EVE M. TRKLA Eve M. Trkla	Director	March 28, 2003
/s/ JOSEPH N. WALTER Joseph N. Walter	Director	March 28, 2003

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Operating Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 28th day of March, 2003.

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

Signature	Title	Date

/s/ DONALD A. HARRIS Donald A. Harris	Sole Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003
/s/ JAMES J. VOLK James J. Volk	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 28, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Donald A. Harris, Chief Executive Officer of UbiquiTel Inc. and UbiquiTel Operating Company, certify that:

1.
I have reviewed this annual report on Form 10-K of UbiquiTel Inc. and UbiquiTel Operating Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

UBIQUITEL INC.
By:	/s/ DONALD A. HARRIS Donald A. Harris President and Chief Executive Officer
UBIQUITEL OPERATING COMPANY
By:	/s/ DONALD A. HARRIS Donald A. Harris President and Chief Executive Officer

Date: March 28, 2003

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, James J. Volk, Chief Financial Officer of UbiquiTel Inc. and UbiquiTel Operating Company, certify that:

1.
I have reviewed this annual report on Form 10-K of UbiquiTel Inc. and UbiquiTel Operating Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

UBIQUITEL INC.
By:	/s/ JAMES J. VOLK James J. Volk Chief Financial Officer
UBIQUITEL OPERATING COMPANY
By:	/s/ JAMES J. VOLK James J. Volk Chief Financial Officer

Date: March 28, 2003

UBIQUITEL INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of UbiquiTel Inc.:

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of UbiquiTel Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of UbiquiTel Inc. and its subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

        As discussed above, the consolidated financial statements of UbiquiTel Inc. and its subsidiaries as of December 31, 2001, and for each of the two years in the period ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the disclosures for 2001 and 2000 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 18, 2003, except for Notes 2 and 19,
as to which the Date is February 26, 2003

This report is a copy of a previously issued Arthur Andersen LLP report and has not been reissued by Arthur Andersen LLP pursuant to Regulation S-X Rule 2-02 as applicable under the Securities Exchange Act of 1934, as amended.

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

ARTHUR ANDERSEN LLP

New York, New York
February 15, 2002

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31, 2002	December 31, 2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,481	$124,744
Restricted cash	2,408	5,183
Accounts receivable, net of allowance for doubtful accounts of $4,343 and $4,244 at December 31, 2002 and 2001, respectively	21,762	15,951
Inventory	2,751	4,691
Prepaid expenses and other assets	14,774	9,855
Income tax receivable	8,784	—

Total current assets	123,960	160,424
PROPERTY AND EQUIPMENT, NET	275,588	260,957
CONSTRUCTION IN PROGRESS	8,117	17,029
DEFERRED FINANCING COSTS, NET	12,717	13,496
GOODWILL	38,138	39,994
INTANGIBLE ASSETS, NET	2,753	15,582
OTHER INTANGIBLES, NET	73,174	77,478
OTHER LONG-TERM ASSETS	3,774	3,470

Total assets	$538,221	$588,430

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,549	$11,156
Accrued expenses	18,735	15,712
Accrued compensation and benefits	2,547	3,468
Deferred revenue	9,252	5,456
Interest payable	1,923	1,942
Current portion of long-term debt	683	821
Other	7,379	7,496

Total current liabilities	56,068	46,051

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, EXCLUDING CURRENT MATURITIES	457,038	398,848
OTHER LONG-TERM LIABILITIES	3,506	5,023

Total long-term liabilities	460,544	403,871

Total liabilities	516,612	449,922

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2002 and 2001	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 81,432 and 81,116 shares issued and outstanding at December 31, 2002 and 2001, respectively	41	41
Additional paid-in-capital	295,236	294,748
Accumulated deficit	(273,668)	(156,281)

Total stockholders' equity	21,609	138,508

Total liabilities and stockholders' equity	$538,221	$588,430

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
REVENUES:
Service revenue	$212,474	$84,702	$8,854
Equipment revenue	8,331	8,871	429

Total revenues	220,805	93,573	9,283
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	136,367	65,433	9,226
Cost of products sold	36,531	25,620	1,693
Selling and marketing	54,711	39,119	4,166
General and administrative expenses excluding non-cash compensation charges	26,416	15,586	7,468
Non-cash compensation for general and administrative matters	378	387	491
Depreciation and amortization	51,571	24,348	3,134

Total costs and expenses	305,974	170,493	26,178

OPERATING LOSS	(85,169)	(76,920)	(16,895)
INTEREST INCOME	1,641	8,856	12,846
INTEREST EXPENSE	(46,004)	(38,978)	(23,771)
OTHER INCOME (EXPENSE)	218	(459)	—

LOSS BEFORE EXTRAORDINARY ITEM AND INCOME TAXES	(129,314)	(107,501)	(27,820)
INCOME TAX BENEFIT (EXPENSE)	11,927	(154)	—

LOSS BEFORE EXTRAORDINARY ITEM, NET OF INCOME TAXES	(117,387)	(107,655)	(27,820)
EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT OF DEBT, NET OF $0 TAX BENEFIT	—	—	(4,218)

NET LOSS	$(117,387)	$(107,655)	$(32,038)
LESS: PREFERRED STOCK DIVIDENDS	—	—	(14,601)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(117,387)	$(107,655)	$(46,639)

BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK:
Loss applicable to common stockholders before extraordinary item	$(1.45)	$(1.53)	$(1.07)
Extraordinary item	—	—	(0.11)

Net loss applicable to common stockholders	$(1.45)	$(1.53)	$(1.18)

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	81,216	70,543	39,607

PRO FORMA INFORMATION (Note 3)
BASIC AND FULLY DILUTED NET LOSS PER SHARE OF COMMON STOCK:
Loss applicable to common stockholders before extraordinary item			$(0.77)
Extraordinary item			(0.07)

Net loss applicable to common stockholders			$(0.84)

BASIC AND FULLY DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES			55,604

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31, 2002	Year Ended December 31, 2001	Year Ended December 31, 2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss before extraordinary item and preferred stock dividends	$(117,387)	$(107,655)	$(27,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	3,546	3,225	2,225
Amortization of intangible assets	17,133	5,044	1,105
Depreciation	34,438	19,304	2,029
Interest accrued on senior debt	27,681	24,395	15,782
Non-cash compensation from stock options granted to employees	378	387	491
Deferred income taxes	(3,142)	—	—
Gain on sale of equipment	(189)	—	—
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	(5,811)	(11,372)	(786)
Inventory	1,940	(3,186)	(828)
Prepaid expenses and other assets	(5,223)	(3,324)	(3,207)
Income tax receivable	(8,784)	—	—
Accounts payable and accrued expenses	16,636	15,998	4,912

Net cash used in operating activities	(38,784)	(57,184)	(6,097)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43,157)	(122,112)	(83,061)
Other acquisitions	—	—	(3,506)
Proceeds from sale of assets	189	50,000	—
Purchase of Spokane market	—	—	(35,507)
Change in restricted cash	2,775	99,817	(105,000)
Acquisition costs and cash advance, net of cash acquired from VIA Wireless	—	(24,698)	—

Net cash provided by (used in) investing activities	(40,193)	3,007	(227,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of senior subordinated discount notes and detachable warrants	—	—	152,277
Repayment of long-term debt	—	(75,495)	(8,000)
Drawings under senior secured credit facility	30,000	110,000	105,000
Financing costs	(1,170)	(2,813)	(13,012)
Repayment of capital lease obligations and other long-term liabilities	(1,226)	(490)	(61)
Proceeds from issuance of convertible preferred stock subsequently converted to common stock	—	—	25,000
Preferred dividend payment	—	—	(1,008)
Warrants exercised	—	—	25
Proceeds from issuance of common stock	110	—	106,240
Proceeds from exercise of stock options	—	13	—
Offering costs	—	—	(9,543)

Net cash provided by financing activities	27,714	31,215	356,918

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,263)	(22,962)	123,747
CASH AND CASH EQUIVALENTS, beginning of period	124,744	147,706	23,959

CASH AND CASH EQUIVALENTS, end of period	$73,481	$124,744	$147,706

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,777	$12,853	$9,380
Cash paid for taxes	452	63	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	—	3,000	17,281
Extraordinary item-early extinguishment of debt	—	—	4,218
Preferred stock accretion	—	—	13,593
Warrants exercised	—	570	—
Capital leases entered into	—	1,107	274
ASSETS AND LIABILITIES ACQUIRED IN NON-CASH TRANSACTION (NOTE 16):
Assets acquired	—	224,602	—
Liabilities assumed	—	39,424	—

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Convertible Preferred Stock
			Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 1999	17,009	$17	38,834	$19	$17,429	$(1,987)	$15,478
Issuance of Series B convertible preferred stock plus accretion	2,110	2	—	—	37,984	—	37,986
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	491	—	491
Issuance of warrants for senior subordinated discount note	—	—	—	—	16,302	—	16,302
Issuance of common stock	—	—	13,280	7	96,723	—	96,730
Cancellation of non-voting common stock	—	—	(32,000)	(16)	16	—	—
Conversion of preferred stock to common stock	(19,119)	(19)	38,237	19	—	—	—
Issuance of common stock to shareholders under the anti-dilution clause	—	—	214	—	616	—	616
Exercise of detachable warrants attached to senior subordinated discount note	—	—	4,978	3	2,210	—	2,213
Net loss applicable to common stockholders	—	—	—	—	—	(46,639)	(46,639)

BALANCE, December 31, 2000	—	$—	63,543	$32	$171,771	$(48,626)	$123,177
Issuance of common stock for VIA Wireless acquisition	—	—	16,400	8	122,008	—	122,016
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	387	—	387
Exercise of options	—	—	25	—	13	—	13
Exercise of warrants	—	—	1,148	1	569	—	570
Net loss applicable to common stockholders	—	—	—	—	—	(107,655)	(107,655)

BALANCE, December 31, 2001	—	$—	81,116	$41	$294,748	$(156,281)	$138,508
Issuance of common stock to employee stock purchase plan	—	—	316	—	110	—	110
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	378	—	378
Net loss applicable to common stockholders	—	—	—	—	—	(117,387)	(117,387)

BALANCE, December 31, 2002	—	$—	81,432	$41	$295,236	$(273,668)	$21,609

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

        On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless LLC, a California limited liability company and Sprint PCS network partner ("VIA Wireless"). Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions (see Note 16). VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million licensed residents. On February 21, 2001, in connection with the acquisition, UbiquiTel amended its agreement with Sprint PCS to expand its markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless' former affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which went into effect at the closing of the acquisition. On December 31, 2001, through a series of mergers, certain corporate members of VIA Wireless merged into the sole remaining member, VIA Holding Inc., which had become a wholly owned subsidiary of Operating Company effective immediately after the acquisition of VIA Wireless in August 2001.

        The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, UbiquiTel Operating Company, UbiquiTel Leasing Company, VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC.

2.    Liquidity

        Through December 31, 2002, the Company has principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as the primary sources of capital. Completion of the Company's PCS network has required substantial capital and as of December 31, 2002, the Company had an accumulated deficit of $273.7 million.

        At December 31, 2002, the Company had approximately $75.9 million in cash, cash equivalents and restricted cash, working capital was approximately $67.9 million and the Company's unused revolving line of credit was approximately $55.0 million. (See Note 19 regarding a discussion of the permanent reduction to $50.0 million for the revolving line of credit and the Company's debt restructuring which reduced future principal and interest requirements.) Management believes that working capital and cash availability under the Company's senior secured credit facility are expected to be sufficient to fund cash flow requirements for capital expenditures, operating activities and debt service requirements through December 31, 2003 and into the foreseeable future.

        While management does not anticipate the need to raise additional capital to meet the Company's operating or capital expenditure requirements in the foreseeable future, the Company's funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new customer additions, average revenue per user, customer turnover, marketing costs, bad debt expense and roaming revenue. Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and the Company could be in a position that would require it to raise additional capital which may not be available or may not be available on acceptable terms.

        In addition, Operating Company's ability to borrow funds under the senior secured credit facility is subject to continued compliance with restrictive covenants under the senior secured credit facility (see Note 6) and the $50.0 million revolving line of credit will be restricted unless the cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing. The Company presently is in compliance with all financial and operational covenants relating to the senior secured credit facility; however, there is uncertainty as to the Company's ability to continue to comply with such financial and operating covenants prior to generating positive cash flow from operations less capital expenditures. Should the Company determine that it may not be able to meet, or has not met, covenant requirements, the Company would seek modifications to, or waivers of, its covenant requirements; however, receipt of such modifications or waivers is not guaranteed.

        If the Company's business does not generate the results required by the covenants in the senior secured credit facility, its ability to make borrowings under the revolving line of credit could be restricted or terminated and the credit facility could be declared in default. Additionally, if the Company fails to make an interest or principal payment when due on any of the Company's senior secured credit facility, senior discount notes, Series B senior discount notes and senior subordinated discount notes, it could trigger cross-default provisions on the other long-term debt agreements. If the Company's long-term debt agreements are declared in default, the creditors under these agreements may demand immediate payment of the outstanding indebtedness.

3.    Summary of Significant Accounting Policies

Principles of Consolidation and Use of Estimates

        The accompanying financial statements include the accounts of UbiquiTel Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. These assumptions also affect the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

Pro Forma Information

        Concurrent with the Company's initial public offering in June 2000, all of the shares of UbiquiTel's preferred stock were converted into shares of UbiquiTel's common stock on a two-for-one basis (see Note 7). Pro forma basic and diluted net loss per share of common stock for the year ended December 31, 2000 is computed by dividing net loss by the weighted average number of common shares outstanding after giving effect to the conversion of preferred stock into common stock as if it had occurred on January 1, 2000.

New Accounting Pronouncements

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51" ("FIN 46"). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not have any ownership in variable interest entities.

        In December 2002, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123" ("SFAS No. 148"). This Statement provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). In addition, this Statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As permitted by SFAS No. 148, the Company will continue to account for its stock-based compensation in accordance with APB No. 25, and the Company's adoption of SFAS No. 148 requires it to provide prominent disclosures about the effects of SFAS No. 123 on reported income in its interim financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately. As disclosed in Note 15 to the Consolidated Financial Statements, UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under its 14% senior subordinated discount notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of the initial recognition and measurement provisions of this interpretation to have a material effect on its financial position, results of operations or cash flows.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). Among other items, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor's products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor's products. This treatment is effective for arrangements entered into or modified on or after January 1, 2003. The Company has not yet determined the impact this issue will have on its financial position, results of operations or cash flows.

        In November 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Multiple-Element Revenue Arrangements" ("EITF 00-21"). EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. The Company will adopt this new accounting guidance effective July 1, 2003 and has not yet determined the impact this issue will have on the Company's financial position, results of operations or cash flows.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations or cash flows as the Company has not recorded any significant restructuring charges in past periods, but the adoption may impact the timing of charges in future periods.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other things, this Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The Company's adoption of SFAS No. 145 on January 1, 2003 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for financial statements for fiscal years beginning after June 15, 2002.

        The Company's network is primarily located on leased property and the Company has certain legal obligations, principally related to its tower leases, which fall within the scope of SFAS No. 143. These legal obligations primarily include certain obligations to remediate leased land on which the Company's tower assets are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, the Company did not record asset retirement obligations for network infrastructure assets subject to the provisions of this Statement as the fair value of the obligations could not reasonably be estimated. The Company believes that uncertainty as to the eventual settlement of legal obligations exists due to trends in the wireless communications industry such as the rapid growth in minutes of use on wireless networks, increasing subscriber penetration and deployment of next generation technologies. Therefore, these factors increase the probability that third parties would not contractually enforce their remediation rights, to the extent they are present in the Company's tower leases, related to the sites. Based on the combination of these industry trends, the Company's limited obligations to remediate leased sites and the Company's limited experience in remediating property, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, the Company will not recognize a liability until such information becomes known.

Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Restricted cash at December 31, 2002 and 2001 represented cash in escrow related to the VIA Wireless acquisition.

Fair Value of Financial Instruments

        Fair value estimates, assumptions and methods used to estimate fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could realize currently. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

        The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable net, accounts payable and accrued expenses approximate fair value due to the short-term nature of the instruments.

        Long-term debt is comprised of the senior subordinated discount notes, senior secured credit facility, capital leases and other long-term liabilities. The carrying amounts of the senior secured credit facility are a reasonable estimate of its fair value because market interest rates are variable. Capital leases are recorded at their net present value, which approximates fair value, and carrying values of other long-term liabilities also approximate fair values. The fair value of the senior subordinated discount notes is measured at quoted market value. The Company's senior subordinated discount notes had a fair value of approximately $18.0 million and $162.0 million as of December 31, 2002 and 2001, respectively, versus carrying values of $220.1 million and $192.5 million, respectively.

Inventory

        Inventory consists of handsets and related accessories. Inventories purchased for resale are carried at the lower of cost, determined using weighted average, or market using replacement cost.

Property and Equipment and Construction in Progress

        Property and equipment are reported at cost less accumulated depreciation. Costs incurred to design and construct the wireless network in a market are classified as construction in progress. When the network assets are placed into service, the related costs are transferred from construction in progress to property and equipment. Repair and maintenance costs are charged to expense as incurred; significant renewals and betterments are capitalized. Costs for software and its installation that are paid to third parties and benefit future periods are capitalized. When property is retired or otherwise disposed of, the cost of the property and the related accumulated depreciation are removed from the accounts, and any resulting gains or losses are reflected in the consolidated statement of operations.

        Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

        Assets lives are as follows:

Network equipment	5-10 years
Computer equipment	4 years
Furniture and office equipment	4 years
Vehicles	5 years
Building	30 years

        Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement.

        Construction in progress at December 31, 2002 included equipment not yet placed into service and engineering and site development costs incurred in connection with the build-out of the Company's PCS network. The Company capitalized interest on its construction in progress activities. Interest capitalized for the years ended December 31, 2002, 2001 and 2000 was $0, $4.9 million and $3.9 million, respectively.

Goodwill and Intangible Assets

        Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), as of January 1, 2002, goodwill is no longer subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. As of October 31, 2002, the Company completed its annual impairment review and determined that no impairment charge was required. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows. Goodwill was approximately $38.1 million at December 31, 2002.

        The following table presents the results of operations if goodwill were not amortized as of January 1, 2000:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Amounts)
Reported net loss	$(117,387)	$(107,655)	$(46,639)
Add: goodwill amortization	—	593	422

Adjusted net loss	$(117,387)	$(107,062)	$(46,217)

Basic and diluted earnings per share:
Reported net loss per share	$(1.45)	$(1.53)	$(1.18)
Add: goodwill amortization per share	—	0.01	0.01

Adjusted net loss per share	$(1.45)	$(1.52)	$(1.17)

        Intangible assets represent the estimated value of acquired subscriber bases at the dates of acquisitions. Intangible assets of $2.8 million and $15.6 million, net of accumulated amortization expense of $16.3 million and $3.5 million, for the years ended December 31, 2002 and 2001, respectively, are amortized on a straight-line basis over a period of 20 months to five years. The VIA Wireless and Spokane market subscriber bases acquired were initially being amortized over 36 months and 60 months, respectively, which represented the estimated average lives of a subscriber in these respective markets. Effective April 1, 2002, however, the Company changed the amortization periods of the VIA Wireless and Spokane market subscriber bases to 20 months and 33 months, respectively, resulting from higher customer turnover in these respective markets. Amortization expense for intangible assets was approximately $12.8 million, $2.8 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Other intangible assets of $73.2 million and $77.5 million, net of accumulated amortization expense of $5.9 million and $1.6 million, for the years ended December 31, 2002 and 2001, respectively, represent the estimated value of VIA Wireless' Sprint PCS management agreement. Amortization expense for other intangible assets was approximately $4.3 million, $1.6 million and $0 for the years ended December 31, 2002, 2001 and 2000, respectively.

        Estimated future amortization expense of intangible assets for the next five years at December 31, 2002 are as follows:

Years Ending December 31,	(In Thousands)
2003	$7,057
2004	4,304
2005	4,304
2006	4,304
2007	4,304

Impairment of Long-Lived Assets

        Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the estimated fair value of the asset.

Income Taxes

        The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized.

Extraordinary Items, Net

        On March 31, 2000, the Company finalized and executed a $250.0 million senior secured credit facility and terminated a 1999 credit facility. Deferred financing costs of $1.7 million relating to the old facility were expensed as an extraordinary item during the year ended December 31, 2000. Also, on April 11, 2000, the Company repaid $8.0 million senior subordinated notes. The associated unamortized financing costs of approximately $2.5 million (inclusive of $2.2 million assigned to the detachable warrants associated with the notes) were expensed as an extraordinary item during the year ended December 31, 2000.

Net Loss Per Share

        The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic and diluted net loss per common share is computed by dividing the net loss applicable to common shareholders for the period by the weighted average number of shares of common stock outstanding. Basic and diluted earnings per share for the year ended December 31, 2000 is computed as if the shares from the initial public offering had been outstanding since the date of inception. In accordance with SFAS No. 128, incremental potential common shares from stock options have been excluded in the calculation of diluted loss per share since the effect would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

        The following table summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an antidilutive effect.

	December 31, 2002	December 31, 2001	December 31, 2000
Stock options	5,335,800	4,611,000	4,233,500
Warrants	3,665,183	3,665,183	4,813,987

Total	9,000,983	8,276,183	9,047,487

Stock-Based Compensation

        At December 31, 2002, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan, which are described more fully in Note 9. The Company accounts for those plans in accordance with APB No. 25 and related interpretations. Based on the additional disclosure requirements of SFAS No. 148, the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands, Except Per Share Amounts)
Net loss, as reported	$(117,387)	$(107,655)	$(46,639)
Add: stock-based employee compensation included in reported net loss, net of related tax	378	387	491
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(2,570)	(1,562)	(1,248)

Pro forma net loss	(119,579)	(108,830)	(47,396)

Basic and diluted loss per share:
As reported	$(1.45)	$(1.53)	$(1.18)
Pro forma	$(1.47)	$(1.54)	$(1.20)

        The fair value of all option grants was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

	Year Ended December 31,
	2002	2001	2000
Weighted-average risk-free interest rate	3.03% - 5.76%	5.78% - 6.34%	5.78% - 6.34%
Expected dividend yield	0%	0%	0%
Expected life in years	2.0	1.5 - 2.0	1.5 - 2.0
Expected volatility	89%	89%	70%

Revenue Recognition

        The Company recognizes revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company records service revenues, consisting of subscriber revenues, Sprint PCS travel revenues and non-Sprint PCS roaming revenues, and equipment revenues consisting of sales of handsets and accessories. Subscriber revenues consist of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from the Company's subscribers and cancellation and late fee revenues less reductions for billing adjustments and credits. The Company's revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," promulgated by the Securities and Exchange Commission.

        The Company recognizes service revenue from its subscribers as they use the service. The Company pro-rates access revenue over the billing period and records airtime usage in excess of the pre-subscribed usage plan. The Company's subscribers pay an activation fee to the Company when they initiate service. The Company defers activation fee revenue and direct customer activation costs on a straight-line basis over the average life of its subscribers, which is estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue are recognized immediately. For the years ended December 31, 2002, 2001 and 2000, the Company recognized approximately $3.0 million, $0.6 million and $24,000, respectively, of activation fee revenue. The Company has deferred approximately $6.4 million and $3.5 million of activation fee revenue and related costs as of December 31, 2002 and 2001, respectively, to future periods.

        The Company records Sprint PCS travel revenue on a per-minute rate when a Sprint PCS subscriber based outside the Company's markets uses the Company's network. The Company earned approximately $54.9 million, $31.6 million and $3.0 million of Sprint PCS travel revenue for the years ended December 31, 2002, 2001 and 2000, respectively. The Company records non-Sprint PCS roaming revenue when a non-Sprint PCS subscriber uses the Company's network. The Company earned approximately $6.4 million, $1.0 million and $0.2 million of non-Sprint PCS roaming revenue for the years ended December 31, 2002, 2001 and 2000, respectively.

        Equipment revenue consists of proceeds from sales of handsets and accessories which are recorded at the time of sale. Revenues from sales of handsets and accessories represent a separate earnings process from service revenues because sales of handsets and accessories do not require customers to subscribe to wireless services. The Company accounts for rebates, discounts and other sales incentives as a reduction to revenue.

        The Company participates in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Circuit City sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's markets, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, the Company includes these handset subsidy charges in cost of products sold in the consolidated statements of operations. Handset subsidy charges included in cost of products sold for the years ended December 31, 2002, 2001 and 2000 were $10.8 million, $7.2 million and $0, respectively.

        Accounts receivable, net includes amounts due from customers with respect to subscriber revenues and amounts due from the Company's local indirect agents. The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Activity in the allowance for doubtful accounts for the years ended December 31, 2002, 2001 and 2000 was as follows:

	December 31, 2002	December 31, 2001	December 31, 2000
		(In Thousands)
Balance, beginning of year	$4,244	$88	$—
Acquired from VIA Wireless (See Note 16)	—	1,232	—
Provision charged to expense	21,488	6,852	88
Charges to allowance	(21,389)	(3,928)	—

	$4,343	$4,244	$88

Advertising Expenses

        The Company expenses advertising costs when the advertising occurs. Total advertising expenses amounted to approximately $12.5 million, $9.7 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, and are included in selling and marketing expenses in the consolidated statements of operations.

Concentration of Risk

        Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with deposits in excess of the federally insured amounts. Further, the Company maintains accounts with nationally recognized investment managers. Such deposits are not insured by the Federal Deposit Insurance Corporation. Management does not believe there is significant credit risk associated with these uninsured deposits.

        Concentrations of credit risk with respect to accounts receivable are limited due to a large subscriber base. Initial credit evaluations of subscribers' financial condition are performed and security deposits are generally obtained for subscribers with a high credit risk profile. The Company maintains an allowance for doubtful accounts for potential credit losses.

        Additionally, the Company derives substantial revenues and expenses from Sprint. A significant amount of the Company's financial transactions result from the Company's relationship with Sprint, and Sprint holds approximately four to eleven days of the Company's subscriber lockbox receipts prior to remitting those receipts to the Company weekly.

Reclassifications

        Certain prior year amounts have been reclassified to conform with current year presentation.

Comprehensive Income

        No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any other comprehensive income to report.

4.    Sprint Agreements

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

        The management agreement has an initial term of 20 years ending in October 2018 with three 10-year renewals. It can be terminated if either party provides the other with two years' prior written notice or either Sprint PCS or the Company is in material default of its obligations. The key clauses within the management agreement are summarized as follows:

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

        Service Pricing.    The Company must offer Sprint PCS subscriber pricing plans designated for national offerings. The Company is permitted to establish local price plans for Sprint PCS products and services only offered in the Company's market. Sprint PCS retains 8% of the Company's collected service revenues but the Company retains 100% of revenues derived from traveling and equipment revenues and proceeds from sales not in the ordinary course of business.

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

        Inability to Use Non-Sprint PCS Brands.    The Company may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers.

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

5.    Property and Equipment

        Property and equipment consisted of the following:

	December 31, 2002	December 31, 2001
	(In Thousands)
Network equipment	$310,709	$264,165
Vehicles	1,268	938
Furniture and office equipment	10,855	9,446
Leasehold improvements	3,727	2,941
Land	130	130
Buildings	4,670	4,670

	331,359	282,290
Accumulated depreciation	(55,771)	(21,333)

Property and equipment, net	$275,588	$260,957

        Depreciation expense was approximately $34.4 million, $19.3 million and $2.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

6.    Long-Term Debt and Capital Lease Obligations

        Long-term debt and capital lease obligations outstanding as of December 31, 2002 and 2001 were as follows:

	December 31, 2002	December 31, 2001
	(In Thousands)
14% senior subordinated discount notes	$300,000	$300,000
Less: discount	(79,865)	(107,546)
Less: detachable warrants	(11,631)	(13,228)
Senior secured credit facility	245,000	215,000
Capital lease obligations	564	1,148
Building mortgage and other long-term liabilities	3,653	4,295

Total long-term debt and capital lease obligations	457,721	399,669
Less: current maturities	683	821

Total long-term debt and capital lease obligations, excluding current maturities	$457,038	$398,848

        The interest rates for the senior secured credit facility ranged from 4.8% to 6.6% during the year ended December 31, 2002.

        On April 11, 2000, Operating Company issued 14% senior subordinated discount notes. See Notes 15 and 19 for additional information.

        On March 31, 2000, Operating Company entered into a $250.0 million senior secured credit facility with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto, which was guaranteed by UbiquiTel. The credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. The Company's obligations under the credit agreement are secured by all of the Company's assets.

        On March 1, 2001, Operating Company and Paribas and the other lenders under the senior secured credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel's acquisition of VIA Wireless, including Operating Company's subordinated bridge financing of up to $25.0 million to VIA Wireless pending the closing of the transaction. See Note 16 for a description of the VIA Wireless acquisition. The additional borrowing increased the term loan B to $125.0 million. The Company fully drew down the term loans according to a mandatory draw down schedule during the years ended December 31, 2002, 2001 and 2000.

        The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The amount of each of the quarterly consecutive installments increases incrementally in accordance with the credit facility agreement. The amount that can be borrowed and outstanding under the revolving loan reduces in eight quarterly reductions of approximately $6.9 million beginning in December 2005. Effective March 1, 2003, Operating Company can voluntarily prepay the term loans without a prepayment premium.

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

        Amounts drawn down in 2001 and 2000 under the term loans A and B were funded into an escrow account that was controlled by the lenders and could not be released until specified conditions had been satisfied, including, among others, that the Company had used all of the proceeds from the sale of its senior subordinated notes in April 2000 and from UbiquiTel's initial public offering of its common stock in June 2000 to pay fees and expenses in connection with those offerings, to fund the build-out of the Company's PCS network and for other general corporate and working capital purposes. The Company drew down from the escrow account approximately $150.0 million in August 2001 and the final $35.0 million in October 2001. In conjunction with the closing in March 2000, the increase of this facility in March 2001, and the amendment executed in July 2002 described below, the Company incurred financing fees of approximately $11.0 million which are being amortized over the term of the credit facility.

        In August 2001, the Company paid $69.6 million to the Rural Telephone Finance Cooperative to retire VIA Wireless' outstanding senior secured credit facility and paid $5.8 million to the Federal Communications Commission ("FCC") in repayment of the outstanding notes of VIA Wireless for the purchase of its FCC licenses for Fresno, Merced, Modesto, Stockton and Visalia, California, Johnstown, Pennsylvania, and Ada, Oklahoma.

        VIA Wireless had a mortgage in the amount of $3.9 million on the date of acquisition. The mortgage relates to a building and land that were purchased by VIA Wireless and had a balance of approximately $3.6 million at December 31, 2002. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000. The mortgage is due to be repaid in full by April 2015.

        On July 17, 2002, the Company entered into an amendment to its senior secured credit facility. The amendment primarily adjusted certain financial covenants, provided for new financial covenants regarding minimum cash balances and minimum consolidated EBITDA (each as defined in the credit facility), and imposed additional conditions on the availability of drawings under the $55.0 million revolving line of credit. Beginning with the three months ended September 30, 2002, the Company must meet the following financial and operating covenants: minimum levels for subscribers, revenues, cash balances and network coverage, and maximum capital spending limits; and also must achieve financial ratios including total debt to adjusted EBITDA and senior debt to adjusted EBITDA (each as defined in the credit facility). Beginning with the three months ending June 30, 2004, the Company also must achieve minimum EBITDA and meet additional financial ratios including interest coverage to EBITDA, total debt to EBITDA and senior debt to EBITDA (each as defined in the credit facility), among other restrictions. Beginning with the three months ending March 31, 2006, the Company also must maintain a fixed charge coverage ratio (as defined in the credit facility). As of December 31, 2002, the Company was in compliance with all financial and operational covenants associated with its senior secured credit facility and senior subordinated discount notes.

        Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years at December 31, 2002 and thereafter are as follows:

Years Ending December 31,	(In Thousands)
2003	$683
2004	8,351
2005	14,722
2006	53,488
2007	60,879
Thereafter	411,094

Total future long-term debt payments	$549,217

        On February 26, 2003, Operating Company consummated certain transactions which reduced its long-term debt outstanding and related future minimum annual principal payments due on all issues of long-term debt (see Note 19). The Company will account for these transactions in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and EITF Issue No. 02-04, "Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15."

7.    Stockholders' Equity

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

        On November 1, 1999, the Company issued 6,834,000 shares of common stock to a group of five shareholders (the "Founders") as compensation for the Founders' efforts prior to that time on behalf of the Company and for the assignment of the Sprint PCS agreement for the Reno/Tahoe market. The fair value at the time of issuance was $0.50 per share. In accordance with APB No. 25, the Company recorded compensation expense during the year ended December 31, 1999 of approximately $1.4 million which was presented as non-cash compensation for general and administrative matters in the Company's statements of operations. For stock issued to non-employees, the Company recorded a charge during the year ended December 31, 1999 to additional paid-in-capital of approximately $0.7 million, as the Founders were involved in raising equity capital for the Company.

        On November 1, 1999, the Company issued 32,000,000 non-vested shares of non-voting common stock to the Founders. These shares were issued to retain the Founders' 13.4% ownership interest in the event the Company issued additional stock and equity securities prior to its initial public offering. All outstanding shares of non-voting common stock were canceled as of the closing of the Company's initial public offering in June 2000, for nominal value.

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

8.    Warrants

        At December 31, 2002, the Company had outstanding warrants to purchase an aggregate of 3,665,183 shares of common stock, including warrants to purchase 3,579,000 shares issued in connection with the 14% senior subordinated discount notes. These warrants, which were detachable, have been exercisable at any time after April 15, 2001 at $11.37 per share and have a ten-year life. Warrants to purchase 86,183 shares of common stock at an exercise price of $8.00 per share were issued to CSFB in connection with the senior subordinated discount notes offering and have been exercisable since June 13, 2001 and expire June 12, 2005. Warrants to purchase 1,148,804 shares of common stock exercisable at $0.005 per share were issued to Paribas in connection with a 1999 credit facility agreement. Paribas exercised these warrants in May 2001 on a cashless basis and received 1,147,861 shares of common stock (net of 943 shares surrendered as payment of the exercise price).

        The Company's accounting for the warrants issued to Paribas was, at the time of issuance, based on the fair market value of the warrants of approximately $0.6 million and was determined by using the Black-Scholes model with the following assumptions: risk free interest rate of 6.4%, expected dividend yield of 0%, expected life of five years, and expected volatility of 70%.

        On February 26, 2003, Operating Company consummated in a private placement a new financing of $12.8 million aggregate principal amount of Series B senior discount notes due 2008 (see Note 19). In connection with this transaction, the Company issued detachable warrants to purchase approximately 9.6 million shares of common stock for an exercise price of $0.01 per share.

9.    Stock-Based Compensation

Employee Stock Purchase Plan

        The Company commenced an Employee Stock Purchase Plan (the "ESP Plan") on April 15, 2002. Under the terms of the ESP Plan, during any calendar year there were four quarterly offering periods beginning January 1st, April 1st, July 1st and October 1st, during which eligible employees could participate. The purchase price was the lower of 85% of fair market value of the common stock on the first business day of the offering period or 85% of the fair market value of the common stock on the last business day of the offering period. The Company issued 315,383 shares of common stock at an average per share price of approximately $0.35 in 2002.

        On October 29, 2002, the Company's board of directors approved amendments to the ESP Plan, which among other items, authorized the suspension of the ESP Plan, which suspension became effective with the offering period beginning January 1, 2003.

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

        In January 2000, the board of directors and shareholders of the Company approved the 2000 Equity Incentive Plan. In 2001, the Company's board of directors and shareholders approved the Amended and Restated 2000 Equity Incentive Plan (the "Equity Incentive Plan"). The purpose of the Equity Incentive Plan is to attract, retain and reward key employees, consultants and non-employee directors. A committee consisting of non-employee members from the board of directors administers the Equity Incentive Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Equity Incentive Plan, including directors. The Equity Incentive Plan authorizes up to 7,500,000 shares of common stock for issuance and does not include awards paid in cash. Stock options are normally granted with an exercise price equal to the fair market value of the common stock on the date of grant.

        In January 2000, the Company issued 260,000 options with an exercise price that was approximately $7.50 less per share than the fair market value of the common stock on the date of grant. The Company is recognizing compensation expense over the 48-month vesting period for these options. During the years ended December 31, 2002, 2001 and 2000, the Company amortized $0.4 million, $0.4 million and $0.5 million of this expense, respectively.

        In May 2002, the Company modified 1,220,800 options previously issued to employees and board members to reduce the exercise price to $4.00, which was approximately $2.14 above the fair market value on the date of modification. The modification results in variable accounting for these options until exercised, forfeited or they expire unexercised; however, no compensation expense has been recorded as the fair market value of the Company's stock has not exceeded the modified exercise price in any period since modification.

        The following is a summary of the options granted and outstanding at December 31, 2002, 2001 and 2000, respectively:

	December 31, 2002		December 31, 2001		December 31, 2000
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	4,611,000	$2.72	4,233,500	$2.19	3,200,000	$0.50
Granted	1,080,000	1.83	447,500	6.93	1,233,500	6.31
Exercised	—	—	(25,000)	0.50	—	—
Forfeited	(355,200)	3.52	(45,000)	0.50	(200,000)	0.50

Outstanding at end of year	5,335,800	$1.57	4,611,000	$2.72	4,233,500	$2.19

Options exercisable at end of year	3,644,776	$1.17	2,337,542	$1.68	1,037,500	$1.04
Weighted average fair value of options granted during year		$1.83		$7.45		$7.89

        The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Options Outstanding at December 31, 2002	Weighted-Average Exercise Price	Options Exercisable at December 31, 2002	Weighted-Average Exercise Price
$0.50 - $0.62	$3,130,000	$0.50	2,940,000	$0.50
$1.70 - $1.86	965,000	1.85	52,500	1.70
$4.00 - $8.00	1,240,800	4.06	652,276	4.12

10.  Income Taxes

        The income tax benefit for the year ended December 31, 2002 is comprised of a deferred tax benefit of approximately $3.1 million and a current federal tax benefit of approximately $8.8 million related to 2002 net operating losses from VIA Holding Inc. ("VIA Holding") which can be carried back against taxes paid by VIA Holding prior to the Company's acquisition of VIA Wireless. Income tax expense (benefit) for the years ended December 31, 2002, 2001 and 2000 differed from the amount computed by applying the statutory federal income tax rate of 34% to the loss recorded as a result of the following:

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Computed "expected" tax (benefit) expense	$(43,966)	$(36,601)	$(15,801)
State tax benefit, net of federal benefit	(1,579)	(2,523)	(728)
Tax gain on sale of PCS licenses	—	13,629	—
Senior subordinated discount notes interest	1,092	954	—
Net adjustment for pre-acquisition VIA Wireless income allocation	—	(345)	—
Other	198	3,977	183
Change in valuation allowance	32,328	(16,557)	16,346
Purchase accounting-VIA Wireless acquisition	—	37,466	—

Total income tax (benefit) expense	$(11,927)	$0	$0

        Since inception, the Company has generated losses for both book and tax purposes. As a result, the Company has not recorded potential income tax benefits that may be received and has not applied current losses to future years in which the Company has taxable income. Under accounting rules, these benefits can only be recorded when it is more likely than not that these benefits will be realized. Because the Company has a limited operating history, a full valuation allowance was recorded as of December 31, 2002, 2001 and 2000.

        At December 31, 2002, the Company had consolidated net operating loss carryforwards for federal and state income tax purposes totaling approximately $201.3 million, of which approximately $24.8 million will be carried back and applied against the prior year taxable income of an acquired subsidiary and approximately $176.5 million will carry forward to future years. The net operating losses will begin to expire in 2020. These carryforwards may be limited due to changes in ownership in accordance with Internal Revenue Service guidelines.

        The Company's net deferred tax asset consisted of the following amounts of deferred tax assets and liabilities as of December 31, 2002 and 2001:

	December 31,
	2002	2001
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,704	$1,607
Start-up/organizational costs	428	521
Non-cash compensation	507	861
Deferred activation	2,572	1,326
Accumulated amortization	581	703
Senior subordinated discount notes interest	24,316	13,457
Net operating losses	62,125	27,301
Other	81	8

Total deferred tax assets	$92,314	$45,784

Deferred tax liabilities:
Accumulated depreciation	$19,611	$8,109
Purchase accounting	39,036	40,506
Deferred expenses	977	311
Other	362	—

Total deferred tax liability	59,986	48,926

Subtotal	32,328	(3,142)
Valuation allowance	(32,328)	—

Net deferred tax asset (liability)	$0	$(3,142)

11.  Commitments

Leases

        The Company is obligated under operating leases for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment. The Company is recognizing rent expense on a straight-line basis over the life of the lease, which established deferred rent on the balance sheet. Future minimum annual lease payments under these operating leases for the next five years at December 31, 2002 and thereafter are as follows:

Years ending December 31:	(In Thousands)
2003	$16,072
2004	16,164
2005	14,551
2006	8,915
2007	7,066
Thereafter	13,720

Total future minimum lease payments	$76,488

        Rental expense for operating leases was approximately $15.7 million, $12.0 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Employment Agreement

        In November 2002, the Company entered into a new employment agreement with its chief executive officer. The employment agreement is for a three-year term and provides for an annual base salary of approximately $231,500, with a guaranteed minimum annual increase of 5% over the next two years. In addition to his base salary, the chief executive officer is eligible to receive bonuses in such amounts and at such times as determined by the disinterested members of the board of directors. The employment agreement provides that the chief executive officer's employment may be terminated by the Company with or without cause, as defined in the agreement, at any time or by the chief executive officer for any reason at any time upon thirty days' written notice to the Company.

        If the Company terminates the employment of the executive without cause, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive a single lump sum payment in cash equal to one year's salary, plus all outstanding unreimbursed expenses. Following termination for a period of one year, the Company is required to maintain for the executive health, life insurance, long-term disability, dental and medical programs specified in the employment agreement. If the Company is required to make such payment within 24 months of a change of control (as defined in the employment agreement) or the executive is terminated without cause or terminates for good reason (each as defined in the employment agreement) due to, and within six months prior to, a change of control, the executive would be entitled to receive a lump sum cash payment (in lieu of any other payments), within 30 days of termination, equal to 2.99 times of the executive's annual gross salary and bonus for the year in which the change of control occurs or the immediately preceding year, whichever is higher. The executive would be entitled to health, life insurance, long-term disability, dental and medical program benefits for him and his family for the greater of 12 months or the remainder of the term as if his employment had not been terminated.

12.  Deferred Financing Costs

        On March 31, 2000, the Company replaced a 1999 credit facility with a new $250.0 million senior secured credit facility (see Note 6). An amount of $1.7 million related to the extinguishment of the old facility was expensed as an extraordinary item during the year. Costs to secure the new facility of approximately $7.1 million are included in deferred financing and are amortized over the term of the facility.

        On April 11, 2000, the Company finalized the issuance of $300.0 million senior subordinated discount notes. An amount of $6.3 million was incurred on the issuance. Following the issuance, a 12% senior subordinated note was prepaid and the unamortized financing cost of $0.3 million was expensed as an extraordinary item.

        In March 2001, the Company increased its senior secured credit facility from $250.0 million to $300.0 million (see Note 6). An amount of approximately $2.8 million was incurred in connection with the increase in the facility, and is being amortized over the term of the facility.

        In July 2002, the Company amended its senior secured credit facility to modify certain covenants. An amount of approximately $1.2 million was incurred in connection with the amendment, and is being amortized over the term of the facility.

        Amortization of deferred financing charges amounted to approximately $1.9 million, $1.5 million and $1.1 million for the years ended December 31, 2002, 2001 and 2000, respectively, and was included in interest expense.

        In connection with the issuance in an exchange offer of $48.2 million aggregate principal amount of new 14% senior discount notes due May 15, 2010 on February 26, 2003, Operating Company wrote off certain deferred financing costs associated with the issuance of $300.0 million aggregate principal amount of 14% senior subordinated discount notes in April 2000 and incurred costs which will reduce the gain resulting from the exchange offer. In addition, Operating Company incurred costs in connection with the concurrent consummation of the issuance of 14% Series B senior discount notes due 2008 (see Note 19).

13.  Related Party Transactions

        For the year ended December 31, 2000, certain shareholders of the Company provided services in connection with obtaining, negotiating and closing the preferred stock offering and $250.0 million senior secured credit facility. Fees incurred for those services amounted to $1.0 million.

        For the year ended December 31, 2000, the Company paid The Walter Group, Inc., a shareholder affiliated with a director, approximately $13,000 for consulting services.

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

        Effective February 20, 2002, the board of directors approved an approximate $2.6 million short-term demand loan to the Company's chief executive officer. The loan was repaid in full on March 12, 2002 with accrued interest of approximately $7,000.

        On February 26, 2003, Operating Company consummated in a private placement a new financing of $12.8 million aggregate principal amount of Series B senior discount notes due 2008. Three directors of the Company or their affiliates participated in this transaction (see Note 19).

14.  Litigation

        UbiquiTel is not a party to any pending legal proceedings that management believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

15.  Wholly-Owned Operating Subsidiary

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

        UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the Notes. UbiquiTel has no independent assets or operations separate from its investment in Operating Company.

        On February 26, 2003, Operating Company completed a private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010 and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010. (see Note 19).

16.  Acquisition of VIA Wireless LLC and Spokane Market

        On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless, a privately-held Sprint PCS network partner. Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. In the transaction, shareholders of the members of VIA Wireless and certain employees of VIA Wireless received in the aggregate 16,400,000 shares of UbiquiTel's common stock valued at approximately $122.0 million, and UbiquiTel assumed approximately $80.1 million of debt and incurred transaction costs of approximately $10.7 million. The total purchase price and transaction costs were approximately $212.8 million. On October 17, 2001, UbiquiTel sold the VIA Wireless California PCS licenses for $50.0 million in cash, resulting in net debt assumed in the acquisition of $30.1 million. VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California. The acquisition has been accounted for as a purchase and accordingly the operating results of VIA Wireless and its subsidiary have been included in the statements of operations from the date of acquisition.

        UbiquiTel obtained an independent valuation of certain assets of VIA Wireless to allocate the purchase price. The result of the valuation was as follows (in thousands):

Net tangible assets	$68,480
Sprint PCS management agreement	79,121
Subscriber base acquired	13,950
California PCS licenses	50,000

$211,551

        A condensed unaudited balance sheet stating the assigned values for each major asset, liability and equity account of VIA Wireless as of the date of acquisition (August 13, 2001) was as follows (in thousands):

Assets:
Cash and cash equivalents	$1,734
Other current assets	7,180
Property, plant and equipment, net	68,480
Sprint PCS management agreement	79,121
Subscriber base	13,950
California PCS licenses	50,000
Other long-term assets	4,137
Goodwill	27,277

$251,879

Liabilities and unitholders' equity:
Accounts payable and accrued liabilities	$19,625
Current portion of long-term debt	1,224
Other current liabilities	971
Deferred tax liabilities	3,082
Long-term debt	94,623
Unitholders' equity	132,354

$251,879

        As a result of the acquisition, the Company recorded goodwill of $27.3 million. Goodwill was not amortized after the adoption of SFAS No. 142. The subscriber base acquired was initially being amortized over 36 months, which represented the estimated average life of a subscriber in that market. Effective April 1, 2002, however, the Company changed the amortization period to 20 months as a result of an updated estimate of average subscriber life resulting from higher customer turnover in this market. The Sprint PCS management agreement is being amortized over 18 years, which approximates the remaining life of the initial term of the Sprint PCS agreement covering the VIA Wireless service area.

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

17.  Supplementary Financial Information

        UbiquiTel's selected quarterly financial results of operations (unaudited) for each quarter in the years ended December 31, 2002 and 2001 were as follows:

	Quarter Ended
	March 31,		June 30,		September 30,		December 31,
	As originally reported	As reclassified	As originally reported	As reclassified	As originally reported	As reclassified	As originally reported
	(In Thousands, Except Per Share Amounts)
2002
Total revenues	$45,603	$46,085	$53,319	$53,604	$60,471	$61,006	$60,110
Operating loss	(22,135)	(22,135)	(23,235)	(23,235)	(22,059)	(22,059)	(17,739)
Net loss	(29,745)	(29,745)	(31,073)	(31,073)	(30,482)	(30,482)	(26,086)
Basic and diluted earnings per share	$(0.37)	$(0.37)	$(0.38)	$(0.38)	$(0.38)	$(0.38)	$(0.32)
2001
Total revenues	$6,039		$11,075		$30,662		$45,797
Operating loss	(10,238)		(17,045)		(20,739)		(28,898)
Net loss	(14,064)		(24,090)		(29,568)		(39,933)
Basic and diluted earnings per share	$(0.22)		$(0.38)		$(0.40)		$(0.49)

        The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

        Certain reclassifications have been made to the previously-issued 2002 quarterly amounts to conform to 2002 year end classifications. During the fourth quarter of 2002, the Company increased total revenues and cost of products sold to recognize equipment revenue and the related cost of products sold on handsets and accessories sold to local indirect agents.

        During the quarter ended September 30, 2001, the Company consummated its acquisition of VIA Wireless (see Note 16).

18.  Restatement of Financial Statements

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

19.  Subsequent Events

        On February 26, 2003, Operating Company consummated its private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010

("New Notes") and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010 ("Existing Notes"). Additionally, Operating Company consummated a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of Series B senior discount notes due 2008 ("Series B Notes") in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, the Company issued detachable warrants to purchase approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share. The Company wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the Existing Notes and the Company incurred fees and expenses of approximately $3.8 million in connection with the issuance of the New Notes, which will reduce the gain resulting from the exchange offer, and the Company incurred approximately $0.4 million in connection with the issuance of the Series B Notes.

        Three directors of the Company or their affiliates participated in the private placement offering for consideration of approximately $3.3 million, and were issued approximately $4.4 million aggregate principal amount of Series B Notes and approximately 3.3 million detachable warrants. The warrants received by the directors are not exercisable and will not become exercisable at the exercise price of $0.01 per share unless the Company obtains shareholder approval of the issuance of the shares issuable upon exercise of the warrants in accordance with Nasdaq Marketplace Rule 4350(i)(1)(A) on or before September 30, 2003. If such shareholder approval is not obtained on or before September 30, 2003, the warrants will become exercisable as of September 30, 2003 at an exercise price of $0.29 per share, which was equal to the fair market value of the common stock on the date that the purchase agreement was entered into, rather than $0.01 per share, and the interest rate on the Series B Notes held by the directors will be increased to 15% from 14% as of September 30, 2003.

        As a condition to these transactions, the Company's senior lenders required the Company to prepay $15.0 million of its outstanding term loans under its senior secured credit facility, thereby reducing the outstanding term loans under the senior secured credit facility to $230.0 million. In addition, the $55.0 million unused revolving line of credit was permanently reduced by $5.0 million to $50.0 million.

        The Company has followed the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"), and EITF Issue No. 02-04, "Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15," in recording these transactions. These provisions require that the carrying value of the New Notes be recorded at the total future cash payments (principal and interest) specified by the New Notes; therefore, the New Notes will be classified on our balance sheet as long-term liabilities and were valued at $81.9 million as of February 26, 2003. As a result, no interest expense related to the New Notes will be recognized in future periods. The following table presents the aggregate gain recognized in the transactions:

As of February 26, 2003
(In Thousands, Except Per Share Data)
Principal amount of senior subordinated discount notes	$192,720
Unamortized discount on senior subordinated discount notes	(48,214)
Unamortized discount on detachable warrants	(7,306)
Unamortized deferred financing costs	(2,859)

Carrying value of debt exchanged	134,341
Maximum future cash principal payments for senior discount notes	(48,180)
Maximum future cash interest payments for senior discount notes	(33,726)
Cash payments for amount of debt exchanged	(9,636)
Direct expenses of exchange transaction	(3,781)

Aggregate gain from exchange transaction	$39,018

Aggregate gain per share	$0.48

        No related income tax effect is reflected on the gain from the exchange, as the Company expects to utilize a portion of its net operating loss carryforwards to offset any resulting taxable income. Prior to the exchange, the net operating loss carryforwards expected to be utilized had a corresponding valuation allowance applied to reduce their carrying value to zero.

        The following table sets forth our consolidated indebtedness as of February 26, 2003 to give effect to the New Notes and the Series B Notes:

(In Thousands)
Long-term debt:
Senior secured credit facility	$230,000
Capital lease obligations	468
Building mortgage and other long-term debt	3,616

Total secured debt	234,084
New Notes	48,180
Less: unamortized original issue discount	(12,045)
Series B Notes	12,848
Less: unamortized original issue discount	(3,212)
Less: detachable warrants	(3,833)
Existing Notes	107,280
Less: unamortized original issue discount	(26,839)
Less: detachable warrants	(4,067)

Subtotal	352,396
Future cash flows associated with New Notes for interest and other	45,771

Total long-term debt	398,167
Less: current maturities	626

Total long-term debt, excluding current maturities	$397,541

        Following the exchange, the Company will have no interest expense with respect to the New Notes due to the accounting treatment of the New Notes under the provisions of SFAS No. 15. As a result of these transactions, the Company will reduce overall debt by approximately $146.7 million aggregate principal amount ($113.8 million aggregate accreted value) and cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million beginning in 2006, providing cumulative savings of approximately $243.0 million.

EXHIBIT INDEX

Exhibit Number	Description
4.6	Form of Warrant dated February 26, 2003 issued to certain purchasers of 14% Senior Unsecured Discount Series B Notes due 2008.
4.7	Form of Warrant dated February 26, 2003 issued to certain purchasers of 14% Senior Unsecured Discount Series B Notes due 2008.
10.28	Employment Agreement dated as of November 30, 2002 by and between UbiquiTel Inc. and Donald A. Harris.
10.29	Note Purchase Agreement dated as of February 14, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and the purchasers listed on the signature pages thereto.
10.30	Form of 14% Senior Unsecured Discount Series B Note Due 2008 dated February 26, 2003 issued by UbiquiTel Operating Company to the purchasers thereof.
10.31	Guarantee dated as of February 26, 2003 by UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC in favor of the purchasers of 14% Senior Unsecured Discount Series B Notes Due 2008.
10.32	Registration Rights Agreement dated as of February 26, 2003 among UbiquiTel Inc. and the securityholder signatories thereto.
10.33	Escrow Agreement dated as of February 14, 2003 among UbiquiTel Operating Company, Greenberg Traurig LLP, as escrow agent, and the purchasers listed on the signature pages thereto.
10.34
Agreement dated as of February 14, 2003 among UbiquiTel Inc., UbiquiTel Operating Company and the other persons signatories thereto relating to the Note Purchase Agreement dated as of February 14, 2003.
10.35	Indenture for UbiquiTel Operating Company's 14% Senior Discount Notes Due 2010 dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee.
10.36	Note Guarantee dated as of February 26, 2003 of UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC.
10.37	Registration Rights Agreement dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC, VIA Building, LLC and Banc of America Securities LLC.
10.38	Dealer Manager Agreement dated as of January 23, 2003 among UbiquiTel Operating Company, UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC, VIA Building, LLC and Banc of America Securities LLC.
21.1	Subsidiaries of UbiquiTel Inc.
23.1
Consent of PricewaterhouseCoopers LLP relating to UbiquiTel Inc.'s Registration Statements on Form S-3 (Registration No. 333-39956), Form S-3 (Registration No. 333-68082), Form S-8 (Registration No. 333-70148) and Form S-8 (Registration No. 333-84852).
24.1	Powers of Attorney (included on signature pages).

QuickLinks

UbiquiTel Inc. and UbiquiTel Operating Company Joint Annual Report on Form 10-K TABLE OF CONTENTS
PART I
  ITEM 1. Business
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Controls and Procedures
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
POWER OF ATTORNEY
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
UBIQUITEL INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
UbiquiTel Inc. and Subsidiaries Consolidated Balance Sheets (In Thousands, Except Per Share Data)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Operations (In Thousands, Except Per Share Data)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Cash Flows (In Thousands)
UbiquiTel Inc. and Subsidiaries Consolidated Statements of Stockholders' Equity (In Thousands)
UbiquiTel Inc. and Subsidiaries Notes to Consolidated Financial Statements
EXHIBIT INDEX