Form 10-Q
period 2003-03-31
UBIQUITEL INC
filed 2003-05-15
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

There were 81,590,534 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at May 12, 2003.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at May 12, 2003, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2003

INDEX

PART I.   FINANCIAL INFORMATION

Explanatory Note:

The Consolidated Financial Statements included herein are that of UbiquiTel Inc. (“UbiquiTel”).  The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% senior subordinated discount notes due 2010, 14% senior discount notes due 2010 and 14% Series B senior discount notes due 2008 (collectively, the “Notes”).  UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the Notes.  UbiquiTel has no operations separate from its investment in Operating Company.  Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 6 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “UbiquiTel” means, collectively UbiquiTel, Operating Company and all of their consolidated subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	March 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$54,242	$73,481
Restricted cash	2,414	2,408
Accounts receivable, net of allowance for doubtful accounts of $3,113 at March 31, 2003 and $4,343 at December 31, 2002	15,878	21,762
Inventory	2,632	2,751
Prepaid expenses and other assets	15,040	15,380
Income tax receivable	8,817	8,784
Total current assets	99,023	124,566
PROPERTY AND EQUIPMENT, NET	273,161	275,588
CONSTRUCTION IN PROGRESS	5,971	8,117
DEFERRED FINANCING COSTS, NET	10,293	12,717
GOODWILL	38,138	38,138
INTANGIBLE ASSETS, NET	—	2,753
OTHER INTANGIBLES, NET	72,097	73,174
OTHER LONG-TERM ASSETS	3,766	3,774
Total assets	$502,449	$538,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,692	$11,209
Accrued expenses	25,061	23,681
Accrued compensation and benefits	1,712	2,547
Deferred revenue	10,141	9,252
Interest payable	1,785	1,923
Current portion of long-term debt	594	683
Other	7,488	7,379
Total current liabilities	58,473	56,674
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, EXCLUDING CURRENT MATURITIES	398,689	457,038
OTHER LONG-TERM LIABILITIES	3,518	3,506
Total long-term liabilities	402,207	460,544
Total liabilities	460,680	517,218
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2003 and December 31, 2002	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 81,591 and 81,432 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	41	41
Additional paid-in-capital	299,195	295,236
Accumulated deficit	(257,467)	(273,668)
Total stockholders’ equity	41,769	21,609
Total liabilities and stockholders’ equity	$502,449	$538,827

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
REVENUES:
Service revenue	$56,244	$43,550
Equipment revenue	2,239	2,535
Total revenues	58,483	46,085
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	29,401	29,637
Cost of products sold	9,301	9,619
Selling and marketing	12,081	12,446
General and administrative expenses excluding non-cash compensation charges	7,474	6,068
Non-cash compensation for general and administrative matters	94	94
Depreciation and amortization	13,048	10,356
Total costs and expenses	71,399	68,220
OPERATING LOSS	(12,916)	(22,135)
INTEREST INCOME	193	471
INTEREST EXPENSE	(10,127)	(10,911)
GAIN ON TROUBLED DEBT RESTRUCTURING	39,018	—
INCOME (LOSS) BEFORE INCOME TAXES	16,168	(32,575)
INCOME TAX BENEFIT	33	2,830
NET INCOME (LOSS)	$16,201	$(29,745)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.20	$(0.37)
DILUTED	$0.18	$(0.37)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	81,541	81,116
DILUTED	90,891	81,116

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$16,201	$(29,745)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	854	863
Amortization of intangible assets	3,830	2,495
Depreciation	9,218	7,861
Interest accrued on discount notes	5,885	6,452
Non-cash compensation from stock options granted to employees	94	94
Deferred income taxes	—	(768)
Gain on troubled debt restructuring	(39,018)	—
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	5,884	5
Inventory	119	2,574
Prepaid expenses and other assets	348	1,299
Income tax receivable	(33)	—
Accounts payable and accrued expenses	696	6,022
Net cash provided by (used in) operating activities	4,078	(2,848)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,645)	(21,104)
Change in restricted cash	(6)	(22)
Net cash used in investing activities	(4,651)	(21,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under senior secured credit facility	(15,000)	—
Proceeds from issuance of senior unsecured Series B discount notes	9,636	—
Cash payments for amount of senior subordinated discount notes exchanged	(9,636)	—
Financing costs	(3,500)	—
Proceeds from issuance of common stock	32	—
Repayment of capital lease obligations and other long-term liabilities	(198)	(203)
Net cash used in financing activities	(18,666)	(203)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(19,239)	(24,177)
CASH AND CASH EQUIVALENTS, beginning of period	73,481	124,744
CASH AND CASH EQUIVALENTS, end of period	$54,242	$100,567
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,388	$3,402
Cash paid for taxes	228	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	—	2,000

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s interim results.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation

At March 31, 2003, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan.  The Company accounts for those plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$16,201	$(29,745)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	94	94378
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(608)	(666)
Pro forma net income (loss)	$15,687	$(30,317)

Basic net income (loss) per share:
As reported	$0.20	$(0.37)
Pro forma	$0.19	$(0.37)

Diluted net income (loss) per share:
As reported	$0.18	$(0.37)
Pro forma	$0.17	$(0.37)

Intangible Assets

Intangible assets represented the estimated value of acquired subscriber bases for VIA Wireless and the Spokane market at the dates of acquisition.  Intangible assets were $0 and $2.8 million, net of accumulated amortization expense of $19.1 million and $16.3 million as of March 31, 2003 and December 31, 2002, respectively, and were amortized on a straight-line basis over a period of 20 months to five years. The VIA Wireless and Spokane market subscriber bases acquired were initially being amortized over 36 months and 60 months, respectively, which represented the estimated average lives of a subscriber in these respective markets. Effective April 1, 2002, however, the Company changed the amortization periods of the VIA Wireless and Spokane market subscriber bases to 20 months and 33 months, respectively, resulting from higher customer turnover in these markets. As of March 31, 2003, the VIA Wireless subscriber base was fully amortized and as of December 31, 2002, the Spokane market subscriber base was fully amortized. Amortization expense for intangible assets was approximately $2.8 million and $1.4 million for the three months ended March 31, 2003 and 2002, respectively.

Other intangible assets were $72.1 million and $73.2 million, net of accumulated amortization expense of $7.0 million and $5.9 million as of March 31, 2003 and December 31, 2002, respectively.  Other intangible assets represent the estimated value of VIA Wireless’ Sprint PCS management agreement.  Amortization expense for other intangible assets was approximately $1.1 million and $1.1 million for the three months ended March 31, 2003 and 2002, respectively.

Estimated future amortization expense of intangible assets for the next five years at March 31, 2003 is as follows:

Years Ending December 31,	(In Thousands)

2003	$3,228
2004	4,304
2005	4,304
2006	4,304
2007	4,304

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The Company has not yet determined the impact this issue will have on the Company’s financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. The Company does not have any ownership in variable interest entities.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately.  As disclosed in Note 6 to the Consolidated Financial Statements, UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under its 14% senior subordinated discount notes, 14% senior discount notes and 14% Series B senior discount notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Among other items, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor’s products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. This treatment is effective for arrangements entered into or modified on or after January 1, 2003. The adoption of EITF 02-16 did not have a material effect on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF issued EITF Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. The Company will adopt this new accounting guidance effective July 1, 2003 and has not yet determined the impact this issue will have on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities.  The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31,

2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. The Company’s adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company’s network is primarily located on leased property and the Company has certain legal obligations, principally related to its tower leases, which fall within the scope of SFAS No. 143. These legal obligations primarily include certain obligations to remediate leased land on which the Company’s tower assets are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, the Company did not record asset retirement obligations for network infrastructure assets subject to the provisions of this Statement as the fair value of the obligations could not reasonably be estimated. The Company has very limited experience in removing tower assets, many of which are co-located, and in remediating leased land. In addition, the Company does not intend to remove tower assets from their current locations. Based on the Company’s history and current industry trends, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, the Company did not recognize a liability as of January 1, 2003 and will not recognize a liability until such information becomes known.

Reclassifications

Certain prior year amounts have been reclassified to conform with current year presentation.

2. ORGANIZATION, NATURE OF BUSINESS AND LIQUIDITY

Organization and Nature of Business

UbiquiTel Inc. and Subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services (“PCS”) in certain defined midsize markets in the western and midwestern United States.

In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company), whose sole member was The Walter Group, entered into an agreement with Sprint PCS for no consideration given for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the approximately one million residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to

September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly “UbiquiTel Holdings, Inc.”) was incorporated in Delaware. On November 1, 1999, the Company entered into a founders’ agreement and issued common stock to a group of five shareholders including The Walter Group. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts, including the rights to the Sprint PCS agreements, to UbiquiTel. On December 28, 1999, UbiquiTel amended its agreement with Sprint PCS to expand the Company’s markets to the northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky markets, which together with the Reno/Tahoe markets, contain approximately 7.7 million residents.

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

Liquidity

Through March 31, 2003, the Company has principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as the primary sources of capital. Completion of the Company’s PCS network has required substantial capital and as of March 31, 2003, the Company had an accumulated deficit of $257.5 million.

At March 31, 2003, the Company had approximately $56.7 million in cash, cash equivalents and restricted cash, working capital was approximately $40.6 million and the Company’s unused revolving line of credit was approximately $50.0 million. Management believes that working capital and cash availability under the Company’s senior secured credit facility are expected to be sufficient to fund cash flow requirements for capital expenditures, operating activities and debt service requirements through at least March 31, 2004 and into the foreseeable future.

While management does not anticipate the need to raise additional capital to meet the Company’s operating or capital expenditure requirements in the foreseeable future, the Company’s funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new customer additions, customer turnover, revenues, marketing costs, bad debt expense and roaming revenue.  Should actual results differ significantly from these assumptions, the Company’s liquidity position could be adversely affected and the Company could be in a position that would require it to raise additional capital which may not be available or may not be available on acceptable terms.

In addition, Operating Company’s ability to borrow funds under the senior secured credit facility’s $50.0 million revolving line of credit is subject to continued compliance with restrictive covenants under the senior secured credit facility (see Note 5) and will be restricted unless the cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing. The Company presently is in compliance with all financial and operational covenants relating to the senior secured credit facility; however, there is uncertainty as to the Company’s ability to continue to comply with such financial and operating covenants in the future. Should the Company determine that it may not be able to meet, or has not met, covenant requirements, the Company would seek modifications to, or waivers of, its covenant requirements; however, receipt of such modifications or waivers is not guaranteed.

If the Company’s business does not generate the results required by the covenants in the senior secured credit facility, its ability to make borrowings under the revolving line of credit could be restricted or terminated and the credit facility could be declared in default.  Additionally, if the Company fails to make an interest or principal payment when due on any of the Company’s senior secured credit facility, senior discount notes, Series B senior discount notes and senior subordinated discount notes, it could trigger cross-default provisions on the other long-term debt agreements.  If the Company’s long-term debt agreements are declared in default, the creditors under these agreements may demand immediate payment of the outstanding indebtedness.

3. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding.   In accordance with SFAS No. 128, incremental potential common shares from stock options are excluded in the calculation of diluted loss per share when the effect would be antidilutive.  Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the three month period ended March 31, 2002, reflected in the accompanying financial statements.

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,
	2003	2002
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$16,201	$(29,745)
Average common shares outstanding	81,541	81,116
Basic	$0.20	$(0.37)

Diluted
Net income (loss)	$16,201	$(29,745)
Average common shares outstanding	81,541	81,116
Effect of:
Dilutive options	—	—
Dilutive securities	9,350	—
Average common shares outstanding assuming dilution	90,891	81,116
Diluted	$0.18	$(0.37)

The following table summarizes the securities outstanding, which are excluded from the income (loss) per share calculation, when amounts would have an antidilutive effect.

	Three Months Ended March 31,
	2003	2002
Stock options	5,335,800	4,611,000
Warrants	13,301,183	3,665,183
Total	18,636,983	8,276,183

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

March 31, 2003

December 31, 2002

Network equipment	$316,971	$310,709
Vehicles	1,253	1,268
Furniture and office equipment	11,396	10,855
Leasehold improvements	3,730	3,727
Land	130	130
Buildings	4,670	4,670
	338,150	331,359
Accumulated depreciation	(64,989)	(55,771)
Property and equipment, net	$273,161	$275,588

Depreciation expense was approximately $9.2 million and $7.9 million for the three months ended March 31, 2003 and 2002, respectively.

5.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding as of March 31, 2003 and December 31, 2002 were as follows (in thousands):

March 31, 2003

December 31, 2002

Senior subordinated discount notes	$107,280	$300,000
Less: Discount	(25,886)	(79,865)
Less: Detachable warrants	(4,016)	(11,631)
Senior secured credit facility	230,000	245,000
Senior discount notes	48,180	—
Less: Discount	(11,623)	—
Series B senior discount notes	12,848	—
Less: Discount	(3,092)	—
Less: Detachable warrants	(3,775)	—
Capital lease obligations	419	564
Building mortgage and other long-term liabilities	3,599	3,653
Subtotal	353,934	457,721
Future cash flows associated with senior discount notes for interest and other	45,349	—
Total long-term debt and capital lease obligations	399,283	457,721
Less: Current maturities	594	683
Total long-term debt and capital lease obligations, excluding current maturities	$398,689	$457,038

The interest rates for the senior secured credit facility ranged from 4.8% to 6.2% during the three months ended March 31, 2003.

On April 11, 2000, Operating Company issued 14% senior subordinated discount notes. See Note 6 for additional information.

On March 31, 2000, Operating Company entered into a $250.0 million senior secured credit facility with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto, which was guaranteed by UbiquiTel.  The credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. The Company’s obligations under the credit agreement are secured by all of the Company’s assets.

On March 1, 2001, Operating Company and Paribas and the other lenders under the senior secured credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel’s acquisition of VIA Wireless, including Operating Company’s subordinated bridge financing of up to $25.0 million to VIA Wireless pending the closing of the transaction.  The additional borrowing increased the term loan B to $125.0 million. The Company fully drew down the term loans according to a mandatory draw down schedule during the years ended December 31, 2002, 2001 and 2000. In conjunction with the closing in March 2000, the increase of this facility in March 2001, an amendment executed in July 2002 and an amendment executed in February 2003, the Company incurred financing fees of approximately $11.6 million which are being amortized over the term of the credit facility.

The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008.  The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The amount of each of the quarterly consecutive installments increases incrementally in accordance with the credit facility agreement.  The amount that can be borrowed and outstanding under the revolving loan reduces in seven quarterly reductions of approximately $6.9 million beginning in December 2005 and a final reduction of approximately $1.9 million in September 2007. Effective March 1, 2003, Operating Company can voluntarily prepay the term loans without a prepayment premium.

Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loan and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.25% for the revolving loan and term loan A and plus 4.25% for term loan B.  In addition, an unused credit facility fee of 0.75% will be charged quarterly on the average unused portion of the facility.

VIA Wireless had a mortgage in the amount of $3.9 million on the date of acquisition.  The mortgage relates to a building and land that were purchased by VIA Wireless and had a balance of approximately $3.6 million at March 31, 2003. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000.  The mortgage is due to be repaid in full by April 2015.

On July 17, 2002, the Company entered into an amendment to its senior secured credit facility. The amendment primarily adjusted certain financial covenants, provided for new financial covenants regarding minimum cash balances and minimum consolidated EBITDA (each as defined in the credit facility), and imposed additional conditions on the availability of drawings under the revolving line of credit. Beginning with the three months ended September 30, 2002, the Company must meet the following financial and operating covenants: minimum levels for subscribers, revenues, cash balances and network coverage, and maximum capital spending limits; and also must achieve financial ratios including total debt to adjusted EBITDA and senior debt to adjusted EBITDA (each as defined in the credit facility). Beginning with the three months ending June 30, 2004, the Company also must achieve minimum EBITDA and meet additional financial ratios including interest coverage to EBITDA, total debt to EBITDA and senior debt to EBITDA (each as defined in the credit facility), among other restrictions. Beginning with the three months ending March 31, 2006, the Company also must maintain a fixed charge coverage ratio (as defined in the credit facility). As of March 31, 2003, the Company was in compliance with all financial and operational covenants associated with its senior secured credit facility, 14% senior subordinated discount notes, 14% senior discount notes and 14% Series B senior discount notes.

In February 2003, Operating Company consummated certain transactions which reduced its long-term debt outstanding and related future minimum annual principal payments due on the amounts outstanding under the senior secured credit facility and the 14% senior subordinated discount notes.  See Note 6 for additional information.  The Company accounted for these transactions in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), and EITF Issue No. 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15” (“EITF 02-04”). Also in February 2003, Operating Company and the lenders under the senior secured credit facility amended the credit facility to gain the lenders’ consent to the transactions described above, which terms included a $15.0 million partial prepayment against the outstanding $245.0 million principal balance of term loans as of December 31, 2002 and the reduction of the unused $55.0 million revolving line of credit to $50.0 million.

In April 2003, Operating Company purchased a portion of its aggregate principal amount of outstanding 14% senior subordinated discount notes and issued additional 14% Series B senior discount notes and detachable warrants.  See Note 7 for additional information.

6.  WHOLLY-OWNED OPERATING SUBSIDIARY AND DEBT RESTRUCTURING

On April 11, 2000, Operating Company issued 14% senior subordinated discount notes (the “Existing Notes”) with a maturity value of $300.0 million and warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933.  In August 2000, the Existing Notes and warrants were registered with the Securities and Exchange Commission.  The Existing Notes were issued at a discount and generated approximately $152.3 million in gross proceeds.  The value assigned from the proceeds to the warrants was approximately $15.9 million.  The proceeds have been used to fund capital expenditures relating to the network build-out and operating losses. The Existing Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%.  Interest will become payable semiannually beginning on October 15, 2005.  The Existing Notes that remain outstanding will be redeemable on or after April 15, 2005.

The indenture governing the Existing Notes contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons.  The indenture governing the Existing Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy.

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the Existing Notes. UbiquiTel has no independent assets or operations separate from its investment in Operating Company.

In February 2003, Operating Company consummated certain transactions which reduced its long-term debt outstanding and related future minimum annual principal payments due under the senior secured credit facility and the Existing Notes. Operating Company consummated a private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010 (“New Notes”) and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding Existing Notes due April 15, 2010.  Additionally, Operating Company consummated a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of Series B senior discount notes due 2008 (“Series B Notes”) in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, the Company issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share.  The Company wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the Existing Notes and the Company incurred estimated fees and expenses of approximately $3.8 million in connection with the issuance of the New Notes, which reduced the gain resulting from the private placement exchange, and the Company incurred estimated expenses of approximately $0.4 million in connection with the issuance of the Series B Notes. The Company recognized a gain of $39.0 million as a result of the private placement exchange.

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

As a condition to these transactions, Operating Company’s senior lenders required Operating Company to prepay $15.0 million of its outstanding term loans under its senior secured credit facility, thereby reducing the outstanding term loans under the senior secured credit facility to $230.0 million. In addition, the $55.0 million unused revolving line of credit was permanently reduced by $5.0 million to $50.0 million.

The Company has followed the provisions of SFAS No. 15 and EITF 02-04 in recording these transactions.  These provisions require that the carrying value of the New Notes be recorded at the total future cash payments (principal and interest) specified by the New Notes; therefore, the New Notes were classified on the Company’s balance sheet as long-term liabilities and were valued at $81.9 million as of the transaction date.  As a result, no interest expense related to the New Notes will be recognized in future periods.

The following table presents the aggregate gain recognized in the transactions (in thousands, except per share data):

Principal amount of senior subordinated discount notes exchanged	$192,720
Unamortized discount on senior subordinated discount notes	(48,214)
Unamortized discount on detachable warrants	(7,306)
Unamortized deferred financing costs	(2,859)
Carrying value of debt exchanged	134,341
Maximum future cash principal payments for senior discount notes issued	(48,180)
Maximum future cash interest payments for senior discount notes issued	(33,726)
Cash payments for amount of debt exchanged	(9,636)
Estimated direct expenses of exchange transaction	(3,781)
Aggregate gain from exchange transaction	$39,018
Aggregate gain per share - Basic	$0.48
Aggregate gain per share - Diluted	$0.43

No related income tax effect is reflected on the gain from the exchange, as the Company expects to utilize a portion of its net operating loss carryforwards to offset any resulting taxable income.  Prior to the exchange, the net operating loss carryforwards expected to be utilized had a corresponding valuation allowance applied to reduce their carrying value to zero.

As a result of these transactions, the Company reduced overall debt by approximately $146.7 million aggregate principal amount ($113.8 million aggregate accreted value) and cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million beginning in 2006, providing cumulative savings of approximately $243.0 million.

The New Notes have substantially the same terms as the Existing Notes, except they rank senior in right of payment to the Existing Notes, they mature on May 15, 2010, 30 days after the maturity of the Existing Notes, and they are not subject to the blocking rights of Operating Company’s senior lenders in the event of default with respect to the debt under Operating Company’s senior secured credit facility.  Like the Existing Notes, the New Notes will accrete in value until April 15, 2005 and interest thereon will become payable semiannually beginning on October 15, 2005. The New Notes are redeemable and are governed by an indenture substantially the same as the indenture governing the Existing Notes, except that the indenture for the New Notes contains, among other things, a “basket” permitting up to $10 million of restricted payments. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the New Notes.

The Series B Notes rank pari passu in right of payment to the New Notes and senior to the Existing Notes and contain customary covenants and terms.  The Series B Notes mature in 2008 and, like the New Notes, are not subject to the blocking rights of Operating Company’s senior lenders in the event of default with respect to the debt under Operating Company’s senior secured credit facility.  Like the Existing Notes and New Notes, the Series B Notes will accrete in value until April 15, 2005 and interest thereon will become payable semiannually beginning on October 15, 2005. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the Series B Notes.

In April 2003, Operating Company purchased a portion of its aggregate principal amount of outstanding Existing Notes and issued additional Series B Notes and detachable warrants.  See Note 7 for additional information.

7. SUBSEQUENT EVENTS

In a series of separate transactions subsequent to March 31, 2003, Operating Company received cash proceeds of $0.7 million, which were used by Operating Company to fund open market purchases of $5.0 million aggregate principal amount of Existing Notes, and issued approximately $0.9 million aggregate principal amount of additional Series B Notes. Under these private placement sales, the Company issued detachable warrants to purchase up to approximately 0.7 million shares of its common stock at an exercise price of $0.01 per share.  In connection with these transactions, the Company will record a gain of approximately $2.9 million during the three months ended June 30, 2003.

Three directors of UbiquiTel or their affiliates participated in the private placement sales for consideration of approximately $0.2 million, and were issued approximately $0.3 million aggregate principal amount of Series B Notes and approximately 0.2 million detachable warrants. These warrants and Series B Notes held by the directors or their affiliates are subject to the same adjustments with regard to exercise price and interest rate, respectively, as the warrants and Series B Notes acquired by them in February 2003 unless shareholder approval of the issuance of the shares issuable upon exercise of the warrants is obtained on or before September 30, 2003. For further information, see Note 6 above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Joint Quarterly Report on Form 10-Q includes forward-looking statements that involve known and unknown risks, uncertainties and other factors.  Our actual results could differ materially from the results anticipated in these forward-looking statements.  Investors are referred to the documents filed by UbiquiTel with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including, but not limited to:

•                                          UbiquiTel’s dependence on its affiliation with Sprint PCS;

•                                          the competitiveness of and changes in Sprint’s pricing plans, products and services;

•                                          increased competition in UbiquiTel’s markets;

•                                          rates of penetration in the wireless industry;

•                                          the potential to experience a high rate of customer turnover;

•                                          Sprint PCS’ credit policies;

•                                          customer quality;

•                                          changes in Sprint’s fee structure with UbiquiTel;

•                                          UbiquiTel’s reliance on the timeliness, accuracy and sufficiency of financial and other data and information received from Sprint;

•                                          the ability of Sprint PCS to provide back office, customer care and other services;

•                                          anticipated future losses;

•                                          UbiquiTel’s debt level;

•                                          UbiquiTel’s ability to satisfy the conditions under the recent amendment to its senior secured credit facility;

•                                          adequacy of bad debt and other reserves;

•                                          the marketability, liquidity and price volatility of UbiquiTel’s common stock;

•                                          UbiquiTel’s ability to manage anticipated growth and rapid expansion;

•                                          changes in population;

•                                          changes or advances in technology; and

•                                          general economic and business conditions.

These and other applicable risks are described under the caption “Business—Risk Factors” and elsewhere in UbiquiTel’s and Operating Company’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2002 filed with the Securities and Exchange Commission, and under the caption “Liquidity and Capital Resources—Factors That May Affect Operating Results and Liquidity” and elsewhere in this Item 2. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

Until June 30, 2000, we were a development stage company with very limited operations and revenues, significant losses and substantial capital requirements. In April 2000, we acquired Sprint PCS’ Spokane, Washington PCS network and related assets for $35.5 million in cash. We completed our initial public offering of common stock in 2000 in which we sold 13,280,000 shares for gross proceeds of approximately $106.2 million. We launched our markets during the period November 2000 through June 2001.

In February 2001, we entered into a merger agreement to acquire another PCS affiliate of Sprint, VIA Wireless LLC, the exclusive Sprint PCS provider to the central valley of California market. We completed the mergers and related transactions in August 2001, issuing 16.4 million shares of common stock to the former VIA Wireless owners, assuming approximately $80.1 of debt and incurring estimated transaction costs of approximately $10.7 million. In October 2001, we sold VIA Wireless’ California PCS licenses to VoiceStream Wireless for $50.0 million in cash, resulting in net debt assumed in the VIA Wireless acquisition of $30.1 million. Concurrently with the acquisition, we amended our Sprint PCS management agreement to include the central valley of California market with a total of 3.4 million residents, bringing our licensed resident population under the agreement to approximately 11.1 million.

As of March 31, 2003, we had approximately 274,200 subscribers. As of March 31, 2003, our network covered approximately 7.8 million residents which represents approximately 70% of the licensed population in our markets.

From our inception on September 29, 1999 through March 31, 2003, we have incurred losses of approximately $257.5 million. We expect to continue to incur net losses through at least 2005. From our inception through March 31, 2003, we have used approximately $351.2 million in cash for operating activities and capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases. We also expect to continue to use cash for operating activities and capital expenditures through at least 2003. At March 31, 2003, we had approximately $56.7 million of cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $50.0 million. We believe we have sufficient cash and cash equivalents to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses until we generate positive cash flow.

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

Revenue Recognition:

We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. We record service revenues, consisting of subscriber revenues, Sprint PCS travel revenues and non-Sprint PCS roaming revenues, and equipment revenues consisting of sales of handsets and accessories. Subscriber revenues consist of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from our subscribers, and cancellation and late fee revenues less reductions for billing adjustments and credits. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” promulgated by the Securities and Exchange Commission.

We recognize service revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. We defer activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which is estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue are recognized immediately.  For the three months ended March 31, 2003 and 2002, we recognized approximately $1.1 million and $0.5 million, respectively, of activation fee revenue. We have deferred approximately $6.7 million and $6.4 million of activation fee revenue and related costs as of March 31, 2003 and December 31, 2002, respectively, to future periods.

We record Sprint PCS travel revenue on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our network. We earned approximately $10.3 million and $9.5 million of Sprint PCS travel revenue for the three months ended March 31, 2003 and 2002, respectively. We record non-Sprint PCS roaming revenue when a non-Sprint PCS subscriber uses our network. We earned approximately $2.9 million and $0.6 million of non-Sprint PCS roaming revenue for the three months ended March 31, 2003 and 2002, respectively.

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

We participate in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Circuit City sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under our Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in our markets, we are obligated to reimburse Sprint for the handset subsidy. We do not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, we include these handset subsidy charges in cost of products sold in the consolidated statements of operations. Handset subsidy charges included in cost of products sold for the three months ended March 31, 2003 and 2002 were $3.9 million and $2.9 million, respectively.

Revenue and Cost Data Provided by Sprint PCS:

We place substantial reliance on the timeliness, accuracy and sufficiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. At times, we have been invoiced by Sprint for charges that we believe to be contractually incorrect. We review all charges from Sprint and dispute certain of these charges based upon our interpretation of our agreements with Sprint PCS and are attempting to work with Sprint to improve the process. When Sprint does not notify us timely for charges that we have incurred or when we are invoiced for charges that we believe to be incorrect, we record estimates primarily based on our historical trends and our estimate for the amount which we believe we will remit to Sprint after the disputed item or items have been settled.

Valuation of Accounts Receivable and Inventories:

Reserve for Doubtful Accounts - Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, referred to as ASL, to control credit exposure. Account spending limits range from $125 to $200 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $200 that could be credited against future billings. During the period from May 2001 to February 2002, the deposit requirement was eliminated on all credit classes (“NDASL”). We re-implemented deposit requirements for all new sub-prime subscribers on the Clear Pay program in late February 2002. If these estimates are insufficient for any reason, our operating income and available cash would be reduced.

Reserve for Obsolete/Excess Inventory - We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers and second generation handsets and accessories. With the migration to the third generation (“1XRTT”) network in the third quarter of 2002, we have discontinued purchasing second generation handsets and accessories.  If the estimate of obsolete inventory is understated, our operating income would be reduced.

Long-Lived Assets and Goodwill:

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. SFAS No. 142 also requires interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.  We will assess on an annual basis the fair values of the reporting unit housing the goodwill and intangibles and, if necessary, assess on an annual basis for any impairment. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2002, we completed our annual impairment review and determined that no impairment charge was required.  Management does not believe that any significant changes have occurred since year end and thus no write-offs have been made. Management will continue to monitor any triggering events and perform re-evaluations, as necessary.

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of VIA Wireless, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the VIA Wireless subscriber base, the right to be the exclusive provider of Sprint PCS services in the markets in which VIA Wireless operated and the California PCS licenses subsequently sold to VoiceStream Wireless. For the subscriber base a useful life of 20 months has been assigned effective April 1, 2002. For the period from the date of acquisition (August 13, 2001) to March 31, 2002, the subscriber base was amortized using a useful life of 36 months. As of March 31, 2003, the VIA Wireless subscriber base was fully amortized. For the right to provide service under the Sprint PCS management agreement, a useful life of 18 years has been assigned. In April 2000, we acquired the Spokane, Washington market from Sprint PCS. Included in the asset valuation for this purchase was the Sprint PCS customer base for this market. For the subscriber base a useful life of 33 months has been assigned effective April 1, 2002. For the period from the date of acquisition in April 2000 to March 31, 2002, the subscriber base was amortized using a useful life of 60 months. As of December 31, 2002, the Spokane market subscriber base was fully amortized. VIA Wireless’ Sprint PCS management agreement will be amortized over its estimated useful life of 18 years.

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

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  We have not yet determined the impact this issue will have on our financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. Also, FIN 46 applies in the first fiscal quarter or interim period beginning after June 15, 2003, to variable interest entities in which a company holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in variable interest entities.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately.  As disclosed in Note 5 to the Consolidated Financial Statements, UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under its 14% senior subordinated discount notes, 14% senior discount notes and 14% Series B senior discount notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material effect on our financial position, results of operations or cash flows.

In November 2002, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Among other items, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor’s products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. This treatment is effective for arrangements entered into or modified on or after January 1, 2003. The adoption of EITF 02-16 did not have a material effect on our financial position, results of operations or cash flows.

In November 2002, the EITF issued EITF Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. We will adopt this new accounting guidance effective July 1, 2003 and have not yet determined the impact this issue will have on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities.  The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Our adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). Among other things, this Statement rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” will now be used to classify those gains and losses. Our adoption of SFAS No. 145 on January 1, 2003 did not have a material impact on our financial position, results of operations or cash flows.

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

Our network is primarily located on leased property and we have certain legal obligations, principally related to our tower leases, which fall within the scope of SFAS No. 143. These legal obligations primarily include certain obligations to remediate leased land on which our tower assets are located. In conjunction with the adoption of SFAS No. 143 effective January 1, 2003, we did not record asset retirement obligations for network infrastructure assets subject to the provisions of this Statement as the fair value of the obligations could not reasonably be estimated. We have very limited experience in removing tower assets, many of which are co-located, and in remediating leased land. In addition, we do not intend to remove tower assets from their current locations. Based on our history and current industry trends, it is not probable that any sites will be removed in the foreseeable future and require remediation. Therefore, sufficient information to estimate a range of potential settlement dates is not available. In accordance with SFAS No. 143, we did not recognize a liability as of January 1, 2003 and will not recognize a liability until such information becomes known.

Results of Operations

Analysis of the three months ended March 31, 2003 compared to the three months ended March 31, 2002

We provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (GAAP) and adjustments to GAAP (non-GAAP) to assess our financial performance.  In addition, we use certain non-financial terms that are not measures of financial performance under GAAP.  Terms such as customer additions and churn are terms used in the wireless communications industry.  The non-GAAP financial measures of average revenue per user, cost per gross addition and cash cost per user reflect standard measures of liquidity, profitability or performance.  The non-financial terms and the non-GAAP measures reflect wireless communications industry conventions and are commonly used by the investment community for comparability purposes.  The non-GAAP measures included in this filing are reconciled in “—Reconciliation of non-GAAP financial measures.”

Customer Net Additions

As of March 31, 2003, we provided personal communications services to approximately 274,200 customers compared to approximately 202,100 customers as of March 31, 2002.  During the three months ended March 31, 2003, we added 17,200 net additions compared to 23,100 net additions for the prior period.  The decrease in net customers acquired was attributable to tighter credit policies.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended March 31, 2003 was approximately 3.4% compared to 4.3% for the three months ended March 31, 2002.  The decrease in churn was primarily the result of an improvement in the credit quality of the overall customer base. At March 31, 2003, the overall mix of our customer base was 72% prime, 18% sub-prime with deposits and 10% sub-prime without deposits. At March 31, 2002, the overall mix of our customer base was 62% prime, 4% sub-prime with deposits and 34% sub-prime without deposits.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended March 31, 2003 and 2002, our ARPU was approximately $54 and $58, respectively. The decrease in ARPU primarily resulted from a decrease in overage charges attributable to a higher mix of customers on large anytime minutes rate plans and lower cancellation fees resulting from lower customer churn.

Cash Cost Per User (CCPU)

Cash cost per user summarizes the average monthly cash costs to provide digital wireless mobility communications services per customer.  CCPU is computed by dividing the sum of cost of service and operations and general and administrative expenses by the average subscribers for the period.  During the three months ended March 31, 2003 and 2002, our CCPU was approximately $46 and $62, respectively.  The decrease in CCPU primarily resulted from decreases in network operating, Sprint PCS travel and bad debt expense on a per subscriber basis.  The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base and a reduction in interconnection rates, the decrease in Sprint PCS travel expense was primarily due to the reduction in the reciprocal roaming rate with Sprint PCS from $0.10 per minute during 2002 to $0.058 per minute effective January 1, 2003, and the decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our subscriber base, tighter credit policies, the re-instatement of deposits in late February 2002, and higher recoveries of previously written-off customer account balances.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded.  That net amount is then divided by the gross customers acquired during the period.  CPGA was approximately $432 for the three months ended March 31, 2003 compared to approximately $413 for the three months ended March 31, 2002. The increase in CPGA primarily resulted from an increase in handset subsidies and handset upgrade costs that were incurred during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the three months ended March 31, 2003 and 2002 was approximately $43.1 million and $33.5 million, respectively. Subscriber revenue consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from our subscribers and cancellation and late fee revenues less reductions for billing adjustments and billing corrections.  Our customers’ charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base.

•                  Sprint PCS Travel Revenue.  Travel revenue is generated on a per-minute rate when a Sprint PCS subscriber based outside our markets uses our network.  An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area. The travel and long distance rates for 2002 were $0.10 per minute and approximately $0.02 per minute, respectively. Effective January 1, 2003, the travel rate per minute and the long distance rate per minute were reduced to approximately $0.058 per minute and $0.015 per minute, respectively.

During the three months ended March 31, 2003, our network captured approximately 143.8 million of system travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $10.3 million in travel revenue. During the three months ended March 31, 2002, our network captured approximately 90.5 million of system travel minutes with approximately 68% of those minutes generating long distance charges which resulted in approximately $9.5 million in travel revenue. The increase in travel and long distance minutes of use represented $5.5 million of travel revenue, offset by a $4.3 million reduction to travel revenue due to the decrease in the reciprocal Sprint PCS travel rate and a $0.4 million reduction of long distance rate per minute.

•                  Non-Sprint PCS Roaming Revenue.  Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our portion of the Sprint PCS network.  We earned approximately $2.9 million in non-Sprint PCS roaming revenue during the three months ended March 31, 2003 compared to approximately $0.6 million during the three months ended March 31, 2002.  Non-Sprint PCS roaming minutes increased from 1.7 million during the three months ended March 31, 2002 to 19.6 million during the three months ended March 31, 2003. The increase in roaming minutes represented a $5.7 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $3.4 million reduction of roaming revenue.

•                  Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended March 31, 2003 and 2002 from equipment revenue totaled approximately $2.2 million and $2.5 million, respectively, and the decrease was primarily due to a decrease in gross customer additions and an increase in equipment promotions and discounts in order to acquire more customers.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $16.4 million during the three months ended March 31, 2003 compared to approximately $13.6 million during the three months ended March 31, 2002. The increase in network operations expenses was primarily attributable to the increase in cell site rent and interconnect charges.  The number of active cell sites increased from 794 at March 31, 2002 to 837 at March 31, 2003.

•                  Sprint PCS Travel Expense. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets and incur additional long distance fees when our customer calls long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. During the three months ended March 31, 2003, our customers generated approximately 83.7 million of travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $6.1 million in travel fees. During the three months ended March 31, 2002, our customers generated approximately 43.6 million of travel minutes with approximately 68% of those minutes generating long distance charges which resulted in approximately $4.7 million in travel fees. The increase in travel expense was attributable to the 40.1 million minutes of use increase from the three months ended March 31, 2002 to the three months ended March 31, 2003, which accounted for approximately $4.2 million in additional expense, offset by positive variances of approximately $2.6 million resulting from the changes in the reciprocal rate received from Sprint PCS and $0.2 million attributable to the reduction of the long distance rate per minute. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS’ or another Sprint PCS affiliate’s network and the long distance rate per minute of use both decreased in 2003 as compared to 2002. For 2003, we expect an increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS.

•                  Non-Sprint PCS Roaming Expense. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended March 31, 2003, our customers generated approximately 1.7 million of roaming minutes resulting in approximately $0.5 million in roaming fees. During the three months ended March 31, 2002, our customers generated approximately 1.7 million of roaming minutes resulting in approximately $0.8 million in roaming fees. The decrease in roaming expense of $0.3 million was attributable to a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers.

•                  Bad Debt Expense.  Bad debt expense during the three months ended March 31, 2003 and 2002 was approximately $1.1 million and approximately $6.4 million, respectively.  The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base, tighter credit policies, the re-instatement of deposits in late February 2002, and higher recoveries of previously written-off customer account balances.

•                  Operating Expenses.  Operating expenses during the three months ended March 31, 2003 and 2002 were approximately $5.3 million and $4.1 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base, in addition to increases in fees charged by Sprint for their services.

Cost of Products Sold

The cost of products sold included the costs of handsets and accessories and totaled approximately $9.3 million and $9.6 million during the three months ended March 31, 2003 and 2002, respectively.  The cost of handsets normally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. The decrease in cost of products sold was primarily attributable to the decrease in gross sales during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. Handset subsidies on units sold by third parties totaled approximately $3.9 million and $2.9 million for the three months ended March 31, 2003 and 2002, respectively.

Selling and Marketing

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred expenses of approximately $12.1 million and $12.4 million during the three months ended March 31, 2003 and 2002, respectively.  The decrease in selling and marketing expenses was primarily attributable to a decrease in gross customer additions and lower advertising costs.

General and Administrative

We incurred general and administrative expenses (excluding non-cash expenses) totaling approximately $7.4 million and $6.1 million during the three months ended March 31, 2003 and 2002, respectively.  General and administrative expenses included approximately $3.6 million and $2.2 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the three months ended March 31, 2003 and 2002, respectively. The increase in general and administrative expenses was primarily attributable to the increase in management fee expense resulting from the increase in our subscriber base.

Non-Cash Compensation for General and Administrative Matters

During the three months ended March 31, 2003 and 2002, non-cash compensation for general and administrative matters totaled approximately $0.1 million and $0.1 million, respectively.  We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity incentive plan.  Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended March 31, 2003 and 2002 totaled approximately $13.0 million and $10.4 million, respectively.  We depreciate our property and equipment using the straight-line method over four to 10 years.  A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 20 months to 18 years.  The increase in depreciation and amortization expense was primarily due to the increase in network equipment additions from March 31, 2002 through March 31, 2003 and the reduction in estimated useful life of the VIA Wireless subscriber base from 36 months to 30 months effective April 1, 2002. As of March 31, 2003, the VIA Wireless subscriber base was fully amortized.

Interest Income

For the three months ended March 31, 2003 and 2002, interest income was approximately $0.2 million and $0.5 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.  The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the three months ended March 31, 2003 than during the three months ended March 31, 2002.

Interest Expense

Interest expense totaled approximately $10.1 million during the three months ended March 31, 2003. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes due 2010 and 14% per annum on our Series B senior discount notes due 2008.  Interest on our senior secured credit facility was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. During the three months ended March 31, 2002, interest expense was approximately $10.9 million. The decrease in interest expense was primarily due to lower debt levels during the three months ended March 31, 2003 than during the three months ended March 31, 2002 as a result of the debt-for-debt exchange offer consummated in February 2003.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility, senior subordinated discount notes and Series B senior discount notes.

Gain on Troubled Debt Restructuring

In February 2003, Operating Company consummated its private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010  (“New Notes”) and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010 (“Existing Notes”). Additionally, Operating Company consummated a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 (“Series B Notes”) in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, UbiquiTel issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share. We wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the Existing Notes and we incurred estimated fees and expenses of approximately $3.8 million in connection with the issuance of the New Notes, which reduced the gain resulting from the exchange offer, and we incurred estimated expenses of approximately $0.4 million in connection with the issuance of the Series B Notes.

We have followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), and EITF Issue No. 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15” (“EITF 02-04”), in recording these transactions. These provisions require that the carrying value of the New Notes be recorded at the total future cash payments (principal and interest) specified by the New Notes; therefore, the New Notes were classified on our balance sheet as long-term liabilities and were valued at $81.9 million on the transaction date. As a result, no interest expense related to the New Notes will be recognized in future periods. The following table presents the aggregate gain recognized in the transactions (in thousands, except per share data):

Principal amount of senior subordinated discount notes exchanged	$192,720
Unamortized discount on senior subordinated discount notes	(48,214)
Unamortized discount on detachable warrants	(7,306)
Unamortized deferred financing costs	(2,859)
Carrying value of debt exchanged	134,341
Maximum future cash principal payments for senior discount notes issued	(48,180)
Maximum future cash interest payments for senior discount notes issued	(33,726)
Cash payments for amount of debt exchanged	(9,636)
Estimated direct expenses of exchange transaction	(3,781)
Aggregate gain from exchange transaction	$39,018
Aggregate gain per share - Basic	$0.48
Aggregate gain per share - Diluted	$0.43

Income Taxes

For the three months ended March 31, 2003 and 2002, we recognized income tax benefits of $33,000 and $2.8 million, respectively. Approximately $2.0 million of the tax benefit recorded during the three months ended March 31, 2002 is expected to be monetized in the first half of 2003 because we carried back 2002 net operating losses from our wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies.  The remaining $0.8 million tax benefit recorded during the three months ended March 31, 2002 was due to consolidated net operating loss carryforwards that reduced the net deferred tax liability on our consolidated balance sheet.

Net Income (Loss)

For the three months ended March 31, 2003, our net income was approximately $16.2 million and for the three months ended March 31, 2002, our net loss was approximately $29.7 million. The net income for the three months ended March 31, 2003 was primarily attributable to the recognition of a $39.0 million gain resulting from the debt-for-debt exchange offer consummated in February 2003.

Liquidity and Capital Resources

From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through March 31, 2003, we have principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital.  During late 2001, we moved from a construction and build-out phase to an operational phase.

Completion of our PCS network required substantial capital, of which approximately $253.0 million has been incurred through March 31, 2003. Although we have substantially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $30 million annually for maintenance, capacity enhancements and coverage improvements, including up to approximately $10 million in the aggregate to comply with the minimum build-out requirements of our management agreement with Sprint PCS. As of March 31, 2003, we had 34 retail stores in operation in our markets.

As of March 31, 2003, we had approximately $56.7 million in cash, cash equivalents, and restricted cash and an unused revolving line of credit of approximately $50.0 million.  Cash and cash equivalents and cash availability under our senior secured credit facility, combined with cash flow from operations, are expected to be sufficient to fund any operating losses and working capital, to meet capital expenditure needs and to service debt requirements through March 31, 2004 and into the foreseeable future. Due to a number of factors, including the rapidly changing wireless industry, general economic uncertainty, lower than expected new subscriber additions, continuing higher rates of customer turnover than anticipated, the recent change to the reciprocal travel rate with Sprint PCS taking effect in 2003, and potential changes to the roaming rates, we may attain positive cash flow from operations less capital expenditures a year or two later than originally projected, which was 2004.

Net cash provided by operating activities was approximately $4.1 million and net cash used in operating activities was approximately $2.8 million for the three months ended March 31, 2003 and 2002, respectively.  The increase in cash provided by operating activities was primarily due to a lower operating loss.

Net cash used in investing activities was approximately $4.7 million and $21.1 million for the three months ended March 31, 2003 and 2002, respectively.  The decrease was due to lower capital expenditures for coverage expansion and 3G upgrades.

Net cash used in financing activities for the three months ended March 31, 2003 was approximately $18.7 million, consisting primarily of a $15.0 million repayment under the senior secured credit facility, $3.5 million in financing costs directly associated with the issuance of the Series B Notes and the debt-for-debt exchange offer consummated in February 2003 and $0.2 million of capital lease and other long-term debt payments. For the three months ended March 31, 2002, net cash used in financing activities was approximately $0.2 million, consisting primarily of capital lease and other long-term debt payments.

Liquidity

At March 31, 2003, we had approximately $56.7 million of cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $50.0 million. The availability of the revolving credit line is subject to continued compliance with restrictive covenants under our senior secured credit facility; however, there is uncertainty as to our ability to continue to comply with such covenants in the future. Through March 31, 2003, we have used proceeds from our initial public offering of equity, our senior subordinated discount notes, borrowings from our senior secured credit facility, and to a lesser extent revenues, to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our PCS network and acquired customers. We believe our financial position will be sufficient to meet the cash requirements of the business including: capital expenditures, operating losses, cash interest, required amortization of principal under our senior secured credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, CPGA, CCPU, bad debt expense and roaming revenue. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may not be available or may not be available on acceptable terms.

On February 26, 2003, we consummated three transactions that have reduced our total debt by approximately $146.7 million and cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million annually beginning in 2006, providing cumulative savings of approximately $243.0 million. We completed a private placement exchange offer of $48.2 million aggregate principal amount of Operating Company’s New Notes and $9.6 million in cash for $192.7 million aggregate principal amount of Operating Company’s outstanding Existing Notes, and we also completed in a private placement a related new financing of $12.8 million aggregate principal amount of Operating Company’s Series B Notes in which we received cash proceeds of $9.6 million to fund the cash portion of the exchange. We issued detachable warrants with the Series B Notes to purchase up to approximately 9.6 million shares of UbiquiTel common stock. In connection with the exchange, UbiquiTel and the lenders under our senior secured credit facility amended the credit facility to gain the lenders’ consent to the exchange offer, which terms included a $15.0 million partial prepayment against our outstanding $245.0 million principal balance of term loans and the reduction of the unused $55.0 million revolving line of credit to $50.0 million as of February 26, 2003. In a series of separate transactions subsequent to March 31, 2003,

Operating Company received cash proceeds of $0.7 million, which were used by Operating Company to fund open market purchases of $5.0 million aggregate principal amount of Existing Notes, and issued approximately $0.9 million aggregate principal amount of additional Series B Notes. Under these private placement sales, UbiquiTel issued detachable warrants to purchase up to approximately 0.7 million shares of its common stock at an exercise price of $0.01 per share. We may from time to time continue to purchase Existing Notes that remain outstanding in the open market, in privately negotiated transactions or otherwise in accordance with applicable law.

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

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of slower net customer growth worsens, it will lengthen the amount of time it will take for us to attain a sufficient number of customers to achieve positive cash flow from operations less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. For the three months ended March 31, 2003, we used approximately $0.6 million in cash for operating activities and capital expenditures. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of operating losses and negative cash flows as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term but provide greater cash flows in later periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower cash needs in the near term but provide lower cash flows in later periods.

We re-instated the deposit requirement for new sub-prime credit customers in late February 2002 in connection with the Sprint PCS Clear Pay program. The re-instatement of deposits had a significant impact on gross customer additions during the last five weeks of the three months ended March 31, 2002 and during the remainder of 2002. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions may decline. As of March 31, 2003, 28% of our approximate 274,200 subscribers had a credit rating placing them in the sub-prime category, of which 18% had deposits. If the deposit requirement for new sub-prime credit customers continues to deter some potential customers with sub-prime credit from becoming subscribers, we may acquire fewer new customers, which would result in lower operating losses in the near term but provide lower cash flows in later periods.

The Sprint PCS reciprocal travel rate was reduced from $0.10 per minute in 2002 to $0.058 per minute in 2003, and there can be no assurance that it will not be reduced further in future years. We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, the reciprocal travel rate exchanged for customers who roam into the other party’s or another PCS affiliate’s network, was established at $0.20 per minute. The travel rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002. With a travel-in to travel-out ratio of approximately 1.9 to one during the three months ended March 31, 2003 and an expected continued favorable net travel position in the next few years, the lower travel rate has increased our operating losses and could further increase our expected operating losses and reduce our liquidity projections during the next two or three years. We project that growth in our customer base will result in a ratio of travel revenue to travel expense approaching one to one in the long-term, minimizing the net earnings and the operating loss impact of any substantial reduction in the travel rate during those later years.

We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides an annual evaluation of these controls to us by engaging its independent auditors to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. Although we are not presently aware of any material errors affecting us, errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if we or any other PCS affiliate of Sprint find significant errors in information provided by Sprint which causes a restatement of financial statements or otherwise affects us, investors and the investment community may lose confidence in us. In late February 2003, iPCS, Inc., a PCS affiliate of Sprint, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code and concurrently brought an adversarial action against Sprint alleging, among other things, that Sprint had failed to remit certain amounts owed to iPCS under its agreements with Sprint. Should Sprint fail to deliver timely, accurate and sufficient information, this could lead to a greater degree of uncertainty in our business and financial planning and may lead to adverse short-term decisions. In addition, the failure of Sprint to remit current or future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law.

Our ability to borrow funds under our senior secured credit facility’s $50.0 million revolving line of credit will be restricted unless our cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing and could be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreement governing the senior secured credit facility as described in Note 5 to the Consolidated Financial Statements. We are currently in compliance with all financial and operational covenants relating to the senior secured credit facility; however, there is uncertainty as to our ability to continue to comply with such covenants in the future. If we are unable to operate our business within the covenants specified in the senior secured credit facility, our ability to obtain future amendments to the covenants in the senior secured credit facility is not guaranteed and our ability to make borrowings under the revolving line of credit required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on our liquidity.

Variable interest rates may increase substantially. At March 31, 2003, we had $230.0 million outstanding under our senior secured credit facility. The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 5.6% for the three months ended March 31, 2003. Increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

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

Capital Resources

The Existing Notes, the New Notes and the Series B Notes will require cash payments of interest beginning on October 15, 2005.

As of March 31, 2003, our senior secured credit facility provided for a $50.0 million revolving loan, a term loan A of $112.7 million and a term loan B of $117.3 million. The term loans A and B, all of which were outstanding as of March 31, 2003, are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The commitment fee on unused borrowings is 0.75%, payable quarterly. Our obligations under the credit agreement are secured by all of our assets. The senior secured credit facility is subject to certain restrictive covenants including the timing of availability for borrowing under the $50.0 million revolving line of credit, maintaining certain financial ratios, attaining defined subscriber growth goals, network covered population goals and minimum quarterly service revenues, and limiting annual capital expenditures.

As of March 31, 2003, we were in compliance with all financial and operational covenants associated with our senior secured credit facility, Existing Notes, New Notes and Series B Notes.

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU), cost per gross addition (CPGA) and cash cost per user (CCPU). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended March 31, 2003 compared to the three months ended March 31, 2002,” and the following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP.

	Three Months Ended March 31,
	2003	2002
Average revenue per user (ARPU)
Service revenue	$56,244,000	$43,550,000
Less: Travel revenue	(10,299,000)	(9,505,000)
Less: Roaming revenue	(2,874,000)	(550,000)
Subscriber revenue	$43,071,000	$33,495,000

Average subscribers	264,927	192,264

ARPU	$54	$58

We believe ARPU, which calculates the average monthly service revenue per customer, excluding roaming revenue, is a useful measure to assist in evaluating our past and forecasting our future subscriber revenue. In addition, it provides a gauge to compare our service revenue to that of other wireless communications providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

	Three Months Ended March 31,
	2003	2002
Cash Cost per User (CCPU)
Cost of service and operations	$29,401,000	$29,637,000
Add: General and administrative expenses	7,474,000	6,068,000
Total cash costs	$36,875,000	$35,705,000

Average subscribers	264,927	192,264

CCPU	$46	$62

We believe CCPU, which measures the average monthly cash costs to provide digital wireless mobility communications services per customer, is a useful measure used to compare our cash cost of operations per customer to that of other wireless communications providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

	Three Months Ended March 31,
	2003	2002
Cost per gross addition (CPGA)
Selling and marketing	$12,081,000	$12,446,000
Add: Cost of products sold	9,301,000	9,619,000
Less: Equipment revenue	(2,239,000)	(2,535,000)
CPGA costs	$19,143,000	$19,530,000

Gross additions	44,300	47,300

CPGA	$432	$413

We believe CPGA, which measures the average cost to acquire new customers during the period, is a useful measure used to compare our average cost to acquire a new subscriber to that of other wireless communication providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior secured credit facility; noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; capital leases; the VIA Wireless building mortgage and other long-term liabilities; the Existing Notes; the New Notes; and the Series B Notes.  The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of March 31, 2003 (dollars in thousands):

		Payments due by period ending March 31:
Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior secured credit facility(1)	$230,000	$—	$25,816	$107,959	$96,225
Operating leases(2)	69,779	16,160	28,046	12,785	12,788
Capital leases	419	397	22	—	—
Building mortgage and other long-term liabilities	3,599	197	437	501	2,464
Senior subordinated discount notes(1)	107,280	—	—	—	107,280
Senior discount notes(1)	48,180	—	—	—	48,180
Series B senior discount notes(1)	12,848	—	—	—	12,848

	$472,105	$16,754	$54,321	$121,245	$279,785

(1)                                  Total repayments, excluding interest payments, are based on borrowings outstanding as of March 31, 2003, and do not include projected borrowings under the senior secured credit facility.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to interest rate risk on our senior secured credit facility and any future financing requirements. Our fixed rate debt consisted primarily of the accreted carrying value of the Existing Notes ($81.4 million at March 31, 2003) and the Series B Notes ($9.8 million at March 31, 2003).  Our New Notes also have a fixed interest rate, but because we have followed the provisions of SFAS No. 15 and EITF 02-04, we will not recognize any interest expense with respect to the New Notes in future periods.  These provisions require that the carrying value be recorded at the total future cash payments (principal and interest).  Therefore, these New Notes are carried on our balance sheet as long-term liabilities valued at $81.9 million (see Note 6 to the Consolidated Financial Statements). Our variable rate debt consisted of borrowings made under the senior secured credit facility ($230.0 million at March 31, 2003).

Our primary interest rate risk exposures related to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the Existing Notes, the New Notes and the Series B Notes at maturity at market rates, if needed; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

We may decide, from time to time, to manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended based on our projected level of long-term indebtedness as of March 31, 2003 (dollars in thousands):

	Years ending December 31,
	2003	2004	2005	2006	2007

Senior subordinated discount notes	90,154	103,218	107,280	107,280	107,280
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

Senior secured credit facility	230,000	222,079	207,997	157,538	100,625
Variable interest rate(1)	6.7%	7.6%	7.6%	7.6%	7.6%
Principal payments	15,000	7,921	14,082	50,459	56,913

Senior discount notes(2)	48,180	48,180	48,180	48,180	48,180
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

Series B senior discount notes	10,793	12,357	12,848	12,848	12,848
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

(1)                                  The interest rate on the senior secured credit facility equals the London interbank offered rate (LIBOR) plus a weighted-average interest rate of 3.8%. LIBOR is assumed to equal 2.9% for 2003 and 3.8% for years 2004, 2005, 2006, and 2007. A 1.0% increase (decrease) in the variable interest rate would result in a $2.3 million increase (decrease) in the interest expense.

(2)                                  The senior discount notes were issued at a discount in February 2003, but we have followed the provisions of SFAS No. 15 and EITF 02-04.  These provisions require that the carrying value be recorded at the total future cash payments (principal and interest).  Therefore, the notes are carried on our balance sheet as long-term liabilities valued at $81.9 million beginning February 26, 2003, which is the date of the debt-for-debt exchange offer described in Note 6 to the Consolidated Financial Statements.  As a result, no interest expense related to these notes will be recognized in future periods.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of an evaluation date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q.  Based on this evaluation, they have concluded that, as of the evaluation date, our disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS affiliates of Sprint.  To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70. This report is provided annually to us.

Changes in Internal Controls

There were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, subsequent to the date of our Chief Executive Officer’s and Chief Financial Officer’s last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Section 906 Certifications

Our Chief Executive Officer and Chief Financial Officer have each signed the certifications required by Section 906 of the Sarbanes-Oxley Act of 2002, which certifications accompany this filing as exhibits.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Reports on Form 8-K

Five reports on Form 8-K were filed during the quarter ended March 31, 2003:

Date	Item Reported On
January 23, 2003	Item 5. Other Events. On January 23, 2003, UbiquiTel Inc. announced, among other things, net subscriber additions of 22,400 for the fiscal quarter ended December 31, 2002.

January 23, 2003

Item 5. Other Events. On January 23, 2003, UbiquiTel Inc.’s wholly-owned subsidiary UbiquiTel Operating Company announced, among other things, that UbiquiTel Operating Company intended to offer, in a private placement, up to $56,250,000 aggregate principal amount of its new 14% senior discount notes due May 15, 2010 for up to $225,000,000 principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010.

February 14, 2003

Item 5. Other Events. On February 14, 2003, UbiquiTel Inc.’s wholly-owned subsidiary UbiquiTel Operating Company made an announcement concerning its pending offer to exchange, in a private placement, up to $56,250,000 aggregate principal amount of its new 14% senior discount notes due May 15, 2010 for up to $225,000,000 principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010.

Date	Item Reported On
February 24, 2003

Item 5. Other Events. On February 24, 2003, UbiquiTel Inc.’s wholly-owned subsidiary UbiquiTel Operating Company announced, among other things, the successful results of its exchange offer, with 84% of the offer subscribed and total debt reduction of $144.5 million principal amount, as well as an amendment to the company’s senior secured credit facility.  Exhibit 7.  Financial Statements and Exhibits. The amendment to the senior secured credit facility was filed as an exhibit to the Form 8-K.

February 27, 2003

Item 5. Other Events.  On February 27, 2003, UbiquiTel Inc.’s wholly-owned subsidiary UbiquiTel Operating Company announced the closing of its private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010 and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010 and the completion in a private placement of the related new financing of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 in which the company received cash proceeds of $9.6 million to fund the cash portion of the exchange and UbiquiTel Inc. issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock.

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

May 15, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

UBIQUITEL INC.

/s/ Donald A. Harris
Donald A. Harris
President and Chief Executive Officer

UBIQUITEL OPERATING COMPANY

/s/ Donald A. Harris
Donald A. Harris
President and Chief Executive Officer

Date: May 15, 2003

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

UBIQUITEL INC.

/s/ James J. Volk
James J. Volk
Chief Financial Officer

UBIQUITEL OPERATING COMPANY

/s/ James J. Volk
James J. Volk
Chief Financial Officer

Date: May 15, 2003