Form 10-Q
period 2003-06-30
UBIQUITEL INC
filed 2003-08-13
CIK 1108487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☐    No ☒

There were 90,578,480 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at August 13, 2003.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at August 13, 2003, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2003

Explanatory Note:

                The Consolidated Financial Statements included herein are that of UbiquiTel Inc. (“UbiquiTel”).  The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% senior subordinated discount notes due 2010, 14% senior discount notes due 2010 and 14% Series B senior discount notes due 2008 (collectively, the “Notes”).  UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the Notes.  UbiquiTel has no operations separate from its investment in Operating Company.  Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 6 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “UbiquiTel” means, collectively UbiquiTel, Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	June 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,646	$73,481
Restricted cash	2,419	2,408
Accounts receivable, net of allowance for doubtful accounts of $3,132 at June 30, 2003 and $4,343 at December 31, 2002	17,350	21,762
Inventory	2,225	2,751
Prepaid expenses and other assets	14,392	15,380
Income tax receivable	705	8,784
Total current assets	94,737	124,566
PROPERTY AND EQUIPMENT, NET	266,279	275,588
CONSTRUCTION IN PROGRESS	5,753	8,117
DEFERRED FINANCING COSTS, NET	9,744	12,717
GOODWILL	38,138	38,138
INTANGIBLE ASSETS, NET	—	2,753
OTHER INTANGIBLES, NET	71,021	73,174
OTHER LONG-TERM ASSETS	3,673	3,774
Total assets	$489,345	$538,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,414	$11,209
Accrued expenses	22,927	23,681
Accrued compensation and benefits	2,179	2,547
Deferred revenue	10,693	9,252
Interest payable	1,573	1,923
Current portion of long-term debt	478	683
Other	7,974	7,379
Total current liabilities	54,238	56,674
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, EXCLUDING CURRENT MATURITIES	397,739	457,038
OTHER LONG-TERM LIABILITIES	3,851	3,506
Total long-term liabilities	401,590	460,544
Total liabilities	455,828	517,218
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 90,578 and 81,432 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	45	41
Additional paid-in-capital	299,842	295,236
Accumulated deficit	(266,370)	(273,668)
Total stockholders’ equity	33,517	21,609
Total liabilities and stockholders’ equity	$489,345	$538,827

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
REVENUES:
Service revenue	$63,428	$51,806	$119,672	$95,356
Equipment revenue	2,618	1,798	4,857	4,333
Total revenues	66,046	53,604	124,529	99,689
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	31,557	36,405	60,958	66,042
Cost of products sold	9,504	8,223	18,805	17,842
Selling and marketing	12,079	12,242	24,160	24,688
General and administrative expenses excluding non-cash compensation charges	7,748	6,498	15,222	12,566
Non-cash compensation for general and administrative matters	16	95	110	189
Depreciation and amortization	10,610	13,376	23,658	23,732
Total costs and expenses	71,514	76,839	142,913	145,059
OPERATING LOSS	(5,468)	(23,235)	(18,384)	(45,370)
INTEREST INCOME	144	498	337	969
INTEREST EXPENSE	(7,031)	(11,371)	(17,158)	(22,282)
GAIN ON DEBT RETIREMENTS	3,854	—	42,872	—
OTHER INCOME	—	74	—	74
INCOME (LOSS) BEFORE INCOME TAXES	(8,501)	(34,034)	7,667	(66,609)
INCOME TAX (EXPENSE) BENEFIT	(402)	2,961	(369)	5,791
NET INCOME (LOSS)	$(8,903)	$(31,073)	$7,298	$(60,818)

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.11)	$(0.38)	$0.09	$(0.75)
DILUTED	$(0.11)	$(0.38)	$0.08	$(0.75)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	82,527	81,116	82,037	81,116
DILUTED	82,527	81,116	93,383	81,116

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,298	$(60,818)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,612	1,727
Amortization of intangible assets	4,906	7,374
Depreciation	18,752	16,358
Loss on sale of equipment	31	—
Interest accrued on discount notes	8,965	13,379
Non-cash compensation from stock options granted to employees	110	189
Deferred income taxes	—	(1,572)
Gain on debt retirements	(42,872)	—
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	4,412	(1,270)
Inventory	526	2,511
Prepaid expenses and other assets	1,089	(5,300)
Income tax receivable	8,079	—
Accounts payable and accrued expenses	(2,437)	10,838
Net cash provided by (used in) operating activities	10,471	(16,584)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,110)	(34,589)
Change in restricted cash	(11)	(45)
Net cash used in investing activities	(7,121)	(34,634)
CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings under senior secured credit facility	—	30,000
Repayments under senior secured credit facility	(15,000)	—
Proceeds from issuance of senior unsecured Series B discount notes	10,914	—
Cash payments for purchase and exchange of senior subordinated discount notes	(10,701)	—
Financing costs	(4,173)	—
Proceeds from issuance of common stock	32	—
Proceeds from exercise of stock options and warrants	127	—
Repayment of capital lease obligations and other long-term liabilities	(384)	(399)
Net cash provided by (used in) financing activities	(19,185)	29,601
NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,835)	(21,617)
CASH AND CASH EQUIVALENTS, beginning of period	73,481	124,744
CASH AND CASH EQUIVALENTS, end of period	$57,646	$103,127
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,581	$6,987
Cash paid for taxes	279	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	—	1,500

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s interim results.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2002.

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

Sprint Agreements

The Company presently has approximately $7.5 million under dispute with Sprint for charges that it believes are contractually incorrect and is engaged in discussions with Sprint to attempt to resolve these disputed items. The Company has fully reserved the amount under dispute with Sprint. If the disputed item or items are settled in the Company’s favor, its expenses would be reduced.  If the Company is unable to resolve these disputed items favorably for it, the Company may be required to pay the invoiced amounts, which will reduce its cash and liquidity.

Stock-Based Compensation

At June 30, 2003, UbiquiTel had two stock-based employee compensation plans, an equity incentive plan and an employee stock purchase plan, which was suspended effective with the offering period beginning January 1, 2003.  The Company accounts for those plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)

Net income (loss), as reported	$(8,903)	$(31,073)	$7,298	$(60,818)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax	16	95	110	189
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax	(491)	(679)	(1,099)	(1,346)
Pro forma net income (loss)	$(9,378)	$(31,657)	$6,309	$(61,975)

Basic net income (loss) per share:
As reported	$(0.11)	$(0.38)	$0.09	$(0.75)
Pro forma	$(0.11)	$(0.39)	$0.08	$(0.76)

Diluted net income (loss) per share:
As reported	$(0.11)	$(0.38)	$0.08	$(0.75)
Pro forma	$(0.11)	$(0.39)	$0.07	$(0.76)

Intangible Assets

Intangible assets represented the estimated value of acquired subscriber bases for VIA Wireless and the Spokane market at the dates of acquisition.  Intangible assets were $0 and $2.8 million, net of accumulated amortization expense of $19.1 million and $16.3 million as of June 30, 2003 and December 31, 2002, respectively, and were amortized on a straight-line basis over a period of 20 months to five years. The VIA Wireless and Spokane market subscriber bases acquired were initially being amortized over 36 months and 60 months, respectively, which represented the estimated average lives of a subscriber in these respective markets. Effective April 1, 2002, however, the Company changed the amortization periods of the VIA Wireless and Spokane market subscriber bases to 20 months and 33 months, respectively, resulting from higher customer turnover in these markets. As of March 31, 2003, the VIA Wireless subscriber base was fully amortized and as of December 31, 2002, the Spokane market subscriber base was fully amortized. Amortization expense for intangible assets was $0 and approximately $3.8 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $2.8 million and $5.2 million for the six months ended June 30, 2003 and 2002, respectively.

Other intangible assets were $71.0 million and $73.2 million, net of accumulated amortization expense of $8.1 million and $5.9 million as of June 30, 2003 and December 31, 2002, respectively.  Other intangible assets represent the estimated value of VIA Wireless’ Sprint PCS management agreement.  Amortization expense for other intangible assets was approximately $1.1 million for the three months ended June 30, 2003 and 2002 and approximately $2.2 million for the six months ended June 30, 2003 and 2002.

Estimated future amortization expense of intangible assets for the next five years at June 30, 2003 is as follows:

Years Ending December 31,	(In Thousands)

2003 (remaining)	$2,152
2004	4,304
2005	4,304
2006	4,304
2007	4,304

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  The Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity must be classified and measured.  SFAS No. 150 requires that a financial instrument that is within its scope be classified as a liability, or an asset in some circumstances.  Many of those instruments were previously classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The Company has not yet determined the impact this issue will have on the Company’s financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities.  The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  The adoption of SFAS No. 146 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

The Company adopted this new accounting guidance effective July 1, 2003 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

On February 22, 2001, UbiquiTel entered into a merger agreement for the acquisition of VIA Wireless LLC, a California limited liability company and PCS affiliate of Sprint (“VIA Wireless”). Upon the closing of the merger agreement, as amended and restated, on August 13, 2001, VIA Wireless became a wholly owned subsidiary of UbiquiTel through a series of mergers and related transactions. VIA Wireless was the exclusive provider of Sprint PCS digital wireless services to the central valley of California, which covers approximately 3.4 million residents. On February 21, 2001, in connection with the acquisition, UbiquiTel amended its agreement with Sprint PCS to expand its markets to include the six VIA Wireless basic trading areas (BTAs) included under VIA Wireless’ former affiliation agreement with Sprint PCS, including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California, which went into effect at the closing of the acquisition.  On December 31, 2001, through a series of mergers, certain corporate members of VIA Wireless merged into the sole remaining member, VIA Holding Inc., which had become a wholly owned subsidiary of Operating Company effective immediately after the acquisition of VIA Wireless in August 2001, and which, along with VIA Wireless LLC, has since been merged into UbiquiTel Operating Company.

The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, UbiquiTel Operating Company and UbiquiTel Leasing Company.

Liquidity

Through June 30, 2003, the Company has principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as the primary sources of capital. Completion of the Company’s PCS network has required substantial capital and as of June 30, 2003, the Company had an accumulated deficit of $266.4 million.

As of June 30, 2003, the Company had approximately $60.1 million in cash, cash equivalents and restricted cash, working capital was approximately $40.5 million and the Company’s unused revolving line of credit was approximately $50.0 million. In June 2003, the Company announced that it entered into a definitive sale and lease-back agreement for the sale of 100 wireless communication tower sites located in the central valley of California and the lease-back of space on those sites.  The Company expects to receive $11.5 million in cash for the sale of the towers and related assets, and will lease back space on the tower sites at agreed upon rates for an initial term of 10 years.  The assets sale is subject to customary closing conditions, including certain due diligence matters and the receipt of third-party consents, and is expected to close during the three months ended September 30, 2003. In early August 2003, the Company announced that it had amended its management agreement with Sprint PCS to remove the build-out requirement for the state of Montana, thereby reducing the Company’s projected capital expenditures and operating expenses to launch this market by approximately $25.0 million.  In addition, in early August 2003, Sprint PCS announced that it had entered into a reseller agreement with Qwest Communications allowing Qwest to provide wireless voice and data services to new and existing customers in Qwest’s service areas using Sprint’s network and the network of affiliates of Sprint who overlap with Qwest’s service areas. Qwest has approximately 30,000 to 40,000 customers in portions of the Company’s service areas in Washington, Idaho and Utah and the Company anticipates receiving additional incremental revenue from Qwest for customers who use UbiquiTel’s network under this reseller arrangement.  Management believes cash and cash equivalents and cash availability under the Company’s senior secured credit facility, combined with cash flow from operations, are expected to be sufficient to fund any operating losses and working capital, to meet capital expenditure needs and to service debt requirements through June 30, 2004 and into the foreseeable future. Due to a number of factors, including improving operating performance and the elimination of the Montana build-out requirement and the Qwest reseller arrangement described above, the Company expects to attain positive cash flow from operations less capital expenditures in 2004 and beyond.

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

In addition, Operating Company’s ability to borrow funds under the senior secured credit facility’s $50.0 million revolving line of credit is subject to continued compliance with restrictive covenants under the senior secured credit facility (see Note 5) and will be restricted unless the cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing. The Company presently is in compliance with all financial and operational covenants relating to the senior secured credit facility; however, there is uncertainty as to the Company’s ability to continue to comply with such financial and operating covenants over the next twelve months. Should the Company determine that it may not be able to meet, or has not met, covenant requirements, the Company would seek modifications to, or waivers of, its covenant requirements; however, receipt of such modifications or waivers is not guaranteed.

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

3. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding.   In accordance with SFAS No. 128, incremental potential common shares from stock options  and warrants are excluded in the calculation of diluted loss per share when the effect would be antidilutive.  Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the three month period ended June 30, 2003 and the three and six month periods ended June 30, 2002, reflected in the accompanying financial statements.

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$(8,903)	$(31,073)	$7,298	$(60,818)
Average common shares outstanding	82,527	81,116	82,037	81,116
Basic	$(0.11)	$(0.38)	$0.09	$(0.75)

Diluted
Net income (loss)	$(8,903)	$(31,073)	$7,298	$(60,818)
Average common shares outstanding	82,527	81,116	82,037	81,116
Effect of:
Dilutive options	—	—	607	—
Dilutive securities	—	—	10,739	—
Average common shares outstanding assuming dilution	82,527	81,116	93,383	81,116
Diluted	$(0.11)	$(0.38)	$0.08	$(0.75)

The following table summarizes the securities outstanding, which are excluded from the income (loss) per share calculation, when amounts would have an antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Stock options	5,198,300	5,571,000	5,198,300	5,571,000
Warrants	5,665,844	3,665,183	5,665,844	3,665,183
Total	10,864,144	9,236,183	10,864,144	9,236,183

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
Network equipment	$319,354	$310,709
Vehicles	1,280	1,268
Furniture and office equipment	11,580	10,855
Leasehold improvements	3,755	3,727
Land	130	130
Buildings	4,670	4,670
	340,769	331,359
Accumulated depreciation	(74,490)	(55,771)
Property and equipment, net	$266,279	$275,588

Depreciation expense was approximately $9.5 million and $8.5 million for the three months ended June 30, 2003 and 2002, respectively, and approximately $18.7 million and $16.4 million for the six months ended June 30, 2003 and 2002, respectively.

5.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding as of June 30, 2003 and December 31, 2002 were as follows (in thousands):

	June 30, 2003	December 31, 2002
Senior secured credit facility	$230,000	$245,000
Building mortgage and other long-term liabilities	3,551	3,653
Capital lease obligations	282	564
Senior discount notes	48,180	—
Less: Discount	(10,340)	—
Series B senior discount notes	14,515	—
Less: Discount	(3,116)	—
Less: Detachable warrants	(4,103)	—
Senior subordinated discount notes	100,380	300,000
Less: Discount	(21,567)	(79,865)
Less: Detachable warrants	(3,631)	(11,631)
Subtotal	354,151	457,721
Future cash flows associated with senior discount notes for interest and other	44,066	—
Total long-term debt and capital lease obligations	398,217	457,721
Less: Current maturities	478	683
Total long-term debt and capital lease obligations, excluding current maturities	$397,739	$457,038

The interest rates for the senior secured credit facility ranged from 4.6% to 6.2% during the six months ended June 30, 2003.

On April 11, 2000, Operating Company issued 14% senior subordinated discount notes. See Note 6 for additional information.

On March 31, 2000, Operating Company entered into a $250.0 million senior secured credit facility with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto, which was guaranteed by UbiquiTel.  The credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. The Company’s obligations under the credit agreement are secured by all of the Company’s assets. On March 1, 2001, Operating Company and Paribas and the other lenders under the senior secured credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel’s acquisition of VIA Wireless.  The additional borrowing increased the term loan B to $125.0 million. Operating Company fully drew down the term loans according to a mandatory draw down schedule during the years ended December 31, 2002, 2001 and 2000. As described below, the credit facility was reduced to $280.0 million in February 2003. In conjunction with the closing in March 2000, the increase of the facility in March 2001, an amendment executed in July 2002 and an amendment executed in February 2003, Operating Company incurred financing fees of approximately $11.6 million which are being amortized over the term of the credit facility.

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

Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loan and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.25% for the revolving loan and term loan A and LIBOR plus 4.25% for term loan B.  In addition, an unused credit facility fee of 0.75% will be charged quarterly on the average unused portion of the facility.

The Company has a mortgage relating to a building and land with a balance of approximately $3.6 million at June 30, 2003. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000.  The mortgage is due to be repaid in full by April 2015.

In July 2002, the Company entered into an amendment to its senior secured credit facility. The amendment primarily adjusted certain financial covenants, provided for new financial covenants regarding minimum cash balances and minimum consolidated EBITDA (each as defined in the credit facility), and imposed additional conditions on the availability of drawings under the revolving line of credit. The Company must meet the following financial and operating covenants: minimum levels for subscribers, revenues, cash balances and network coverage, and maximum capital spending limits; and must achieve financial ratios including total debt to adjusted EBITDA and senior debt to adjusted EBITDA (each as defined in the credit facility). Beginning with the three months ending June 30, 2004, the Company also must achieve minimum EBITDA and meet additional financial ratios including interest coverage to EBITDA, total debt to EBITDA and senior debt to EBITDA (each as defined in the credit facility), among other restrictions. Beginning with the three months ending March 31, 2006, the Company also must maintain a fixed charge coverage ratio (as defined in the credit facility). As of June 30, 2003, the Company was in compliance with all financial and operational covenants associated with its senior secured credit facility, 14% senior subordinated discount notes, 14% senior discount notes and 14% Series B senior discount notes.

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

In a series of transactions during the three months ended June 30, 2003, Operating Company purchased a portion of its aggregate principal amount of outstanding 14% senior subordinated discount notes and issued additional 14% Series B senior discount notes and detachable warrants.  See Note 6 for additional information.

6.  WHOLLY-OWNED OPERATING SUBSIDIARY AND DEBT RETIREMENTS

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

In February 2003, Operating Company consummated certain transactions which reduced its long-term debt outstanding and related future minimum annual principal payments due under the senior secured credit facility and the Existing Notes. Operating Company consummated a private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010 (“New Notes”) and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding Existing Notes due April 15, 2010.  Additionally, Operating Company consummated a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of Series B senior discount notes due 2008 (“Series B Notes”) in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, the Company issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share.  Three directors of the Company or their affiliates participated in the private placement offering for consideration of approximately $3.3 million, and were issued approximately $4.4 million aggregate principal amount of Series B Notes and approximately 3.3 million detachable warrants, which became exercisable upon shareholder approval on May 16, 2003 in accordance with Nasdaq Marketplace Rule 4350(i)(1)(A). The Company wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the Existing Notes and the Company incurred estimated fees and expenses of approximately $3.8 million in connection with the issuance of the New Notes, which reduced the gain resulting from the private placement exchange, and the Company incurred estimated expenses of approximately $0.4 million in connection with the issuance of the Series B Notes. The Company recognized a gain of $39.0 million as a result of the private placement exchange.

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

The Company followed the provisions of SFAS No. 15 and EITF 02-04 in recording these transactions.  These provisions require that the carrying value of the New Notes be recorded at the total future cash payments

(principal and interest) specified by the New Notes; therefore, the New Notes were classified on the Company’s balance sheet as long-term liabilities and were valued at $81.9 million as of the transaction date.  As a result, no interest expense related to the New Notes will be recognized in future periods.

The following table presents the aggregate gain recognized in the transactions during the three months ended March 31, 2003 (in thousands, except per share data):

Principal amount of senior subordinated discount notes exchanged	$192,720
Unamortized discount on senior subordinated discount notes	(48,214)
Unamortized discount on detachable warrants	(7,306)
Unamortized deferred financing costs	(2,859)
Carrying value of debt exchanged	134,341
Maximum future cash principal payments for senior discount notes issued	(48,180)
Maximum future cash interest payments for senior discount notes issued	(33,726)
Cash payments for amount of debt exchanged	(9,636)
Estimated direct expenses of exchange transaction	(3,781)
Aggregate gain from exchange transaction	$39,018
Aggregate gain per share — Basic	$0.48
Aggregate gain per share — Diluted	$0.43

As a result of these transactions, the Company reduced overall debt by approximately $146.7 million aggregate principal amount ($113.8 million aggregate accreted value) and cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million beginning in 2006, providing cumulative savings of approximately $243.0 million.

The New Notes have substantially the same terms as the Existing Notes, except they rank senior in right of payment to the Existing Notes, they mature on May 15, 2010, thirty days after the maturity of the Existing Notes, and they are not subject to the blocking rights of Operating Company’s senior lenders in the event of default with respect to the debt under Operating Company’s senior secured credit facility.  Like the Existing Notes, the New Notes will accrete in value until April 15, 2005 and interest thereon will become payable semiannually beginning on October 15, 2005. The New Notes are redeemable and are governed by an indenture substantially the same as the indenture governing the Existing Notes, except that the indenture for the New Notes contains, among other things, a “basket” permitting up to $10 million of restricted payments. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the New Notes.

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

Additionally, in a series of transactions during the three months ended June 30, 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of Existing Notes, and issued approximately $1.7 million aggregate principal amount of additional Series B Notes.  Under these private placement sales, the Company issued detachable warrants to purchase up to approximately 1.3 million shares of its common stock at an exercise price of $0.01 per share. Three directors of UbiquiTel or their affiliates participated in the private placement sales for aggregate consideration of approximately $0.4 million, and were issued approximately $0.6 million aggregate principal amount of Series B Notes and approximately 0.4 million detachable warrants. In connection with these transactions, the Company wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized discount on detachable warrants related to the original issuance of the Existing Notes, which reduced the gain resulting from the open market purchases.  The Company recorded a gain of approximately $3.9 million during the three months ended June 30, 2003.

No related income tax effect is reflected on the gain from the private placement exchange or the open market purchases, as the Company expects to utilize a portion of its net operating loss carryforwards to offset any resulting taxable income. Prior to the exchange, the net operating loss carryforwards expected to be utilized had a corresponding valuation allowance applied to reduce their carrying value to zero.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Joint Quarterly Report on Form 10-Q includes forward-looking statements that involve known and unknown risks, uncertainties and other factors.  Our actual results could differ materially from the results anticipated in these forward-looking statements.   Investors are referred to the documents filed by UbiquiTel and/or Operating Company with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including, but not limited to:

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

Use of Certain Terms

During the three months ended June 30, 2003, we initiated a reseller program with Virgin Mobile USA in our markets, pursuant to which Virgin Mobile began reselling wireless services to its customers on a pre-paid basis using our network in our markets.  As of June 30, 2003, we had approximately 2,100 reseller subscribers and approximately 291,800 subscribers excluding resellers, for a total subscriber base of 293,900.  In this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding resellers.

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

In August 2003, we amended our management agreement with Sprint to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population to approximately 10.0 million.

As of June 30, 2003, we had approximately 291,800 subscribers excluding resellers and approximately 2,100 reseller subscribers, for a total subscriber base of approximately 293,900.  Our network covered approximately 7.8 million residents which represented approximately 78% of the licensed population in our markets.

From our inception on September 29, 1999 through June 30, 2003, we have incurred losses of approximately $266.4 million. We expect to continue to incur net losses through at least 2005. From our inception through June 30, 2003, we have used approximately $347.3 million in cash for operating activities and capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases. We also expect to continue to use cash for operating activities and capital expenditures through at least 2003. At June 30, 2003, we had approximately $60.1 million of cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $50.0 million. We believe we have sufficient cash and cash equivalents to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses until we generate positive cash flow.

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

Revenue Recognition:

We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. We record service revenues, consisting of subscriber revenues, reseller revenues, Sprint PCS travel revenues and non-Sprint PCS roaming revenues, and equipment revenues consisting of sales of handsets and accessories. Subscriber revenues consist of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” promulgated by the Securities and Exchange Commission.

We recognize service revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. We defer activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which is estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue are recognized immediately.  For the three months ended June 30, 2003 and 2002, we recognized approximately $1.2 million and $0.7 million, respectively, of activation fee revenue and for the six months ended June 30, 2003 and 2002, we recognized approximately $2.3 million and $1.2 million, respectively, of activation fee revenue. We have deferred approximately $6.7 million and $6.4 million of activation fee revenue and related costs as of June 30, 2003 and December 31, 2002, respectively, to future periods.

During the three months ended June 30, 2003, we initiated the reseller program with Virgin Mobile USA.  We record reseller revenues as Virgin Mobile USA customers use our PCS network.  For the three and six months ended June 30, 2003, we recorded approximately $11,000 in reseller revenues.

We record Sprint PCS travel revenue on a per-minute rate or on a per kilobyte rate when a Sprint PCS or reseller subscriber based outside our markets uses our network. We earned approximately $10.8 million and $14.2 million of Sprint PCS travel revenue for the three months ended June 30, 2003 and 2002, respectively, and approximately $21.1 million and $23.7 million of Sprint PCS travel revenue for the six months ended June 30, 2003 and 2002, respectively. We record non-Sprint PCS roaming revenue when a non-Sprint PCS subscriber uses our network. We earned approximately $3.1 million and $1.1 million of non-Sprint PCS roaming revenue for the three months ended June 30, 2003 and 2002, respectively, and approximately $6.0 million and $1.7 million of non-Sprint PCS roaming revenue for the six months ended June 30, 2003 and 2002, respectively.

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

We participate in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Costco sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under our Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in our markets, we are obligated to reimburse Sprint for the handset subsidy. We do not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, we include these handset subsidy charges in cost of products sold in the consolidated statements of operations. Handset subsidy charges included in cost of products sold for the three months ended June 30, 2003 and 2002 were approximately $3.4 million and $2.4 million, respectively, and approximately $7.3 million and $5.2 million for the six months ended June 30, 2003 and 2002, respectively.

Revenue and Cost Data Provided by Sprint PCS:

We place substantial reliance on the timeliness, accuracy and sufficiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. At times, we have been invoiced by Sprint for charges that we believe to be contractually incorrect. We review all charges from Sprint and dispute certain of these charges based upon our interpretation of our agreements with Sprint PCS and are attempting to work with Sprint to improve the process. We presently have approximately $7.5 million under dispute with Sprint for charges that we believe are contractually incorrect and are engaged in discussions with Sprint to attempt to resolve these disputed items.  When Sprint does not notify us timely for charges that we have incurred or when we are invoiced for charges that we believe to be incorrect, we record estimates primarily based on our historical trends and our estimate for the amount which we believe we will remit to Sprint after the disputed item or items have been settled. We have fully reserved the amount under dispute with Sprint. If the disputed item or items are settled in our favor, our expenses would be reduced. If we are unable to resolve these disputed items favorably for us, we may be required to pay the invoiced amounts, which will reduce our cash and liquidity.

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

Reserve for Obsolete/Excess Inventory - We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers and for second generation handsets and accessories. With the migration to the third generation (“1XRTT”) network in the third quarter of 2002, we have discontinued purchasing second generation handsets and accessories.  If the estimate of obsolete inventory is understated, our operating income would be reduced.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  The Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity must be classified and measured.  SFAS No. 150 requires that a financial instrument that is within its scope be classified as a liability, or an asset in some circumstances.  Many of those instruments were previously classified as equity.  The Statement is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We do not have any financial instruments with characteristics of both liabilities and equity.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  We have not yet determined the impact this issue will have on our financial position, results of operations or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”).  SFAS No. 146 provides new guidance on the recognition of costs associated with exit or disposal activities.  The Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS No. 146 supercedes previous accounting guidance provided by Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)” (“EITF 94-3”). EITF 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Our adoption of SFAS No. 146 did not have a material impact on our financial position, results of operations or cash flows.

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

In November 2002, the EITF issued EITF Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses the determination of whether an arrangement involving more than one deliverable contains more than one unit of accounting and how the related revenues should be measured and allocated to the separate units of accounting, i.e., the delivery or performance of multiple products, services, and/or rights to use assets. In applying this guidance, separate contracts with the same party, entered into at or near the same time, will be presumed to be a package, and the consideration will be measured and allocated to the separate units based on their relative fair values. EITF 00-21 will apply to revenue arrangements entered into after June 30, 2003; however, upon adoption, the EITF allows the guidance to be applied on a retroactive basis, with the change, if any, reported as a cumulative effect of accounting change in the consolidated statements of operations. We adopted this new accounting guidance effective July 1, 2003 and it did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

We provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (GAAP) and adjustments to GAAP (non-GAAP) to assess our financial performance.  In addition, we use certain non-financial terms that are not measures of financial performance under GAAP.  Terms such as customer additions and churn are terms used in the wireless communications industry.  The non-GAAP financial measures of average revenue per user, cash cost per user and cost per gross addition reflect standard measures of liquidity, profitability or performance.  The non-financial terms and the non-GAAP measures reflect wireless communications industry conventions and are commonly used by the investment community for comparability purposes.  The non-GAAP measures included in this report are reconciled in “Liquidity and Capital Resources—Reconciliation of non-GAAP financial measures.”

Analysis of the three months ended June 30, 2003 compared to the three months ended June 30, 2002

Customer Net Additions

As of June 30, 2003, we provided personal communications services to approximately 291,800 customers compared to approximately 217,800 customers as of June 30, 2002.  During the three months ended June 30, 2003, we added 17,600 net additions compared to 15,700 net additions for the prior period.  The increase in net customers acquired was primarily attributable to the decrease in churn, which is described below.

Churn

Churn is the monthly rate of customer turnover for subscribers expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended June 30, 2003 was approximately 2.9% compared to 4.1% for the three months ended June 30, 2002.  The decrease in churn was primarily the result of an improvement in the credit quality of the overall customer base. At June 30, 2003, the overall mix of our customer base was 73% prime, 19% sub-prime with deposits and 8% sub-prime without deposits. At June 30, 2002, the overall mix of our customer base was 65% prime, 9% sub-prime with deposits and 26% sub-prime without deposits.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly service revenue per customer, excluding roaming revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended June 30, 2003 and 2002, our ARPU was approximately $58 and $58, respectively. ARPU for the three months ended June 30, 2003 included $1 due to a one-time revenue adjustment from Sprint PCS to recognize an E911 monthly surcharge that was applied to each of our customer’s invoices.  Higher monthly access charges and the impact of the one-time revenue adjustment were offset by a decrease in overage charges attributable to a higher mix of customers on large anytime minutes rate plans and lower cancellation fees resulting from lower customer churn.

Cash Cost Per User (CCPU)

Cash cost per user summarizes the average monthly cash costs to provide digital wireless mobility communications services per customer.  CCPU is computed by dividing the sum of cost of service and operations and general and administrative expenses by the average subscribers for the period.  During the three months ended June 30, 2003 and 2002, our CCPU was approximately $46 and $69, respectively.  The decrease in CCPU primarily resulted from decreases in network operating, Sprint PCS travel and bad debt expense on a per subscriber basis.  The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base and a reduction in interconnection rates, the decrease in Sprint PCS travel expense was primarily due to the reduction in the reciprocal roaming rate with Sprint PCS from $0.10 per minute during 2002 to $0.058 per minute effective January 1, 2003, and the decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our subscriber base, tighter credit policies, the re-instatement of deposits in late February 2002, and higher recoveries of previously written-off customer account balances.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded.  That net amount is then divided by the gross customers acquired during the period.  CPGA was approximately $452 for the three months ended June 30, 2003 which is comparable to approximately $456 for the three months ended June 30, 2002.

Revenues

•

Subscriber Revenue.  Subscriber revenue during the three months ended June 30, 2003 and 2002 was approximately $49.5 million and $36.5 million, respectively. Subscriber revenue consists of monthly recurring service charges and monthly non-recurring charges for local, long distance, travel and roaming airtime usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues, surcharges, less reductions for billing adjustments and billing corrections.  Our customers’ charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base and a one-time revenue adjustment of $0.9 million from Sprint PCS to recognize an E911 monthly surcharge that was applied to each of our customer’s invoices.

•

Reseller Revenue.  Reseller revenue is generated when a reseller subscriber uses our PCS network.  Reseller revenues were approximately $11,000 and $0 for the three months ended June 30, 2003 and 2002, respectively, and were generated under the reseller agreement with Virgin Mobile USA.  In the future, we anticipate receiving additional incremental revenue from Qwest for customers who use our network under the Qwest reseller agreement that Sprint announced in early August 2003.

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

During the three months ended June 30, 2003, our network captured approximately 157.2 million of system travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $10.8 million in travel revenue. During the three months ended June 30, 2002, our network captured approximately 110.4 million of system travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $14.2 million in travel revenue. The decrease in Sprint PCS travel revenue was primarily due to the increase in travel and long distance minutes of use offset by the decrease in the reciprocal Sprint PCS travel rate and long distance rate per minute.

•

Non-Sprint PCS Roaming Revenue.  Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network.  We earned approximately $3.1 million in non-Sprint PCS roaming revenue during the three months ended June 30, 2003 compared to approximately $1.1 million during the three months ended June 30, 2002.  Non-Sprint PCS roaming minutes increased from 5.3 million during the three months ended June 30, 2002 to 21.7 million during the three months ended June 30, 2003. The increase in roaming minutes represented a $3.6 million increase in revenue, and the decrease in the average non-Sprint

PCS roaming revenue rate we receive from other carriers represented a $1.7 million reduction of roaming revenue.

•

Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended June 30, 2003 and 2002 from equipment revenue totaled approximately $2.6 million and $1.8 million, respectively, and the increase was primarily due to an increase in gross customer additions offset by an increase in equipment promotions and discounts in order to acquire more customers.

Cost of Service and Operations

•

Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $17.2 million during the three months ended June 30, 2003 compared to approximately $17.6 million during the three months ended June 30, 2002. The decrease in network operations expenses was primarily attributable to lower interconnect and telecommunications charges.

•

Sprint PCS Travel Expense. We pay Sprint PCS travel fees on a per-minute rate when our customers use the Sprint PCS network outside our markets and incur additional long distance fees when our customer calls long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. During the three months ended June 30, 2003, our customers generated approximately 98.3 million of travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $6.8 million in travel fees. During the three months ended June 30, 2002, our customers generated approximately 55.8 million of travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $6.6 million in travel fees. The increase in travel expense was attributable to the 42.5 million minutes of use increase from the three months ended June 30, 2002 to the three months ended June 30, 2003, which accounted for approximately $4.9 million in additional expense, offset by positive variances of approximately $4.3 million resulting from the changes in the reciprocal rate received from Sprint PCS and $0.4 million attributable to the reduction of the long distance rate per minute. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS’ or another Sprint PCS affiliate’s network and the long distance rate per minute of use both decreased in 2003 as compared to 2002. For the year ended December 31, 2003, we expect an increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS.

•

Non-Sprint PCS Roaming Expense. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended June 30, 2003, our customers generated approximately 2.1 million of roaming minutes resulting in approximately $0.6 million in roaming fees. During the three months ended June 30, 2002, our customers generated approximately 1.8 million of roaming minutes resulting in approximately $0.5 million in roaming fees. The increase in roaming expense of approximately $0.1 million was attributable to the increase in roaming minutes offset by a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers.

•

Bad Debt Expense.  Bad debt expense during the three months ended June 30, 2003 and 2002 was approximately $1.5 million and approximately $7.3 million, respectively.  The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base, tighter credit policies, the re-instatement of deposits in late February 2002, and higher recoveries of previously written-off customer account balances.

•

Operating Expenses.  Operating expenses during the three months ended June 30, 2003 and 2002 were approximately $5.5 million and $4.4 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base, in addition to increases in fees charged by Sprint for their services.

Cost of Products Sold

The cost of products sold included the costs of handsets and accessories and totaled approximately $9.5 million and $8.2 million during the three months ended June 30, 2003 and 2002, respectively.  The cost of handsets normally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. The increase in cost of products sold was primarily attributable to the increase in gross sales during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002. Handset subsidies on units sold by third parties totaled approximately $3.4 million and $2.4 million for the three months ended June 30, 2003 and 2002, respectively.

Selling and Marketing

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred expenses of approximately $12.1 million and $12.2 million during the three months ended June 30, 2003 and 2002, respectively.  The decrease in selling and marketing expenses was primarily attributable to lower advertising costs.

General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $7.7 million and $6.5 million during the three months ended June 30, 2003 and 2002, respectively.  General and administrative expenses included approximately $4.0 million and $2.6 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the three months ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses was attributable to the increase in management fee expense resulting from the increase in our subscriber base, offset by other expense savings of approximately $0.2 million.

Non-Cash Compensation for General and Administrative Matters

During the three months ended June 30, 2003 and 2002, non-cash compensation for general and administrative matters totaled approximately $16,000 and $0.1 million, respectively.  We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity incentive plan.  Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

Depreciation and Amortization

Depreciation and amortization expense for the three months ended June 30, 2003 and 2002 totaled approximately $10.6 million and $13.4 million, respectively.  We depreciate our property and equipment using the straight-line method over four to 10 years.  A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 20 months to 18 years.  The decrease in depreciation and amortization expense was primarily due to the decrease in amortization expense attributable to the Spokane market and VIA Wireless subscriber bases, which were fully amortized as of December 31, 2002 and March 31, 2003, respectively, partially offset by an increase in depreciation expense.

Interest Income

For the three months ended June 30, 2003 and 2002, interest income was approximately $0.1 million and $0.5 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.  The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the three months ended June 30, 2003 than during the three months ended June 30, 2002.

Interest Expense

Interest expense totaled approximately $7.0 million during the three months ended June 30, 2003. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes due 2010 and 14% per annum on our Series B senior discount notes due 2008.  Interest on our senior secured credit facility was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. During the three months ended June 30, 2002, interest expense was approximately $11.4 million. The decrease in interest expense was primarily due to lower debt levels during the three months ended June 30, 2003 than during the three months ended June 30, 2002 as a result of the debt-for-debt exchange offer consummated in February 2003 and the open market purchases of 14% senior subordinated discount notes during the three months ended June 30, 2003, partially offset by the interest expense attributable to the Series B senior discount notes issued in February 2003 and during the three months ended June 30, 2003.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility, senior subordinated discount notes and Series B senior discount notes.

Gain on Debt Retirements

In a series of transactions during the three months ended June 30, 2003, we received cash proceeds of approximately $1.3 million, of which $1.1 million was used to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of outstanding 14% senior subordinated discount notes due April 15, 2010 (“Existing Notes”), and we issued approximately $1.7 million aggregate principal amount of additional 14% Series B senior discount notes.  Under these private placement sales, we issued detachable warrants to purchase up to approximately 1.3 million shares of common stock at an exercise price of $0.01 per share.  We wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized discount on detachable warrants related to the original issuance of the Existing Notes, which reduced the gain resulting from the open market purchases.  We recorded a gain of approximately $3.9 million during the three months ended June 30, 2003.

Income Taxes

For the three months ended June 30, 2003 and 2002, we recognized an income tax expense of $0.4 million and an income tax benefit of $3.0 million, respectively. The $0.4 million income tax expense recorded during the three months ended June 30, 2003 represents a deferred tax adjustment to establish a valuation allowance against our deferred tax assets since we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to taxable goodwill as the result of the adoption of SFAS No. 142, “Goodwill and Other Intangible

Assets.” Approximately $2.2 million of the tax benefit recorded during the three months ended June 30, 2002 was monetized during the three months ended June 30, 2003 due to the receipt of a federal income tax refund. The refund was the result of carrying back 2002 net operating losses from our wholly owned VIA Holding subsidiary (which has since been merged into Operating Company) to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies.  The remaining $0.8 million tax benefit recorded during the three months ended June 30, 2002 was due to consolidated net operating loss carryforwards that reduced the net deferred tax liability on our consolidated balance sheet.

Net Loss

For the three months ended June 30, 2003 and 2002, our net loss was approximately $8.9 million and $31.1 million, respectively. The decrease in net loss was primarily due to the increase in revenues resulting from the increase in our subscriber base, the decrease in bad debt expense resulting from the improvement in the credit quality of the subscriber base, the decrease in interest expense resulting from the debt restructuring and the gain on debt retirement.

Analysis of the six months ended June 30, 2003 compared to the six months ended June 30, 2002

Customer Net Additions

During the six months ended June 30, 2003, we added 34,800 net additions compared to 38,800 net additions for the prior period.  The decrease in net customers acquired was attributable to tighter credit policies, slightly offset by lower churn.

Churn

Churn for the six months ended June 30, 2003 was approximately 3.2% compared to 4.2% for the six months ended June 30, 2002.  The decrease in churn was primarily the result of an improvement in the credit quality of the overall customer base.

Average Revenue Per User (ARPU)

During the six months ended June 30, 2003 and 2002, our ARPU was approximately $56 and $58, respectively. The decrease in ARPU primarily resulted from a decrease in overage charges attributable to a higher mix of customers on large anytime minutes rate plans and lower cancellation fees resulting from lower customer churn.

Cash Cost Per User (CCPU)

During the six months ended June 30, 2003 and 2002, our CCPU was approximately $46 and $65, respectively.  The decrease in CCPU primarily resulted from decreases in network operating, Sprint PCS travel and bad debt expense on a per subscriber basis.  The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base and a reduction in interconnection rates, the decrease in Sprint PCS travel expense was primarily due to the reduction in the reciprocal roaming rate with Sprint PCS from $0.10 per minute during 2002 to $0.058 per minute effective January 1, 2003, and the decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our subscriber base, tighter credit policies, the re-instatement of deposits in late February 2002, and higher recoveries of previously written-off customer account balances.

Cost Per Gross Addition (CPGA)

CPGA was approximately $442 for the six months ended June 30, 2003 compared to approximately $433 for the six months ended June 30, 2002. The increase in CPGA primarily resulted from an increase in handset subsidies and handset upgrade costs that were incurred during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 and a decrease in gross customer additions for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002, which increased fixed costs on a per add basis.

Revenues

•

Subscriber Revenue.  Subscriber revenue during the six months ended June 30, 2003 and 2002 was approximately $92.6 million and $70.0 million, respectively. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base.

•

Reseller Revenue.  Reseller revenue is generated when a reseller subscriber uses our PCS network.  Reseller revenues were approximately $11,000 and $0 for the six months ended June 30, 2003 and 2002, respectively, and were generated under the reseller agreement with Virgin Mobile USA.

•

Sprint PCS Travel Revenue.  During the six months ended June 30, 2003, our network captured approximately 301.0 million of system travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $21.1 million in travel revenue. During the six months ended June 30, 2002, our network captured approximately 200.9 million of system travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $23.7 million in travel revenue. The decrease in Sprint PCS travel revenue was primarily due to the increase in travel and long distance minutes of use offset by the decrease in the reciprocal Sprint PCS travel rate and long distance rate per minute.

•

Non-Sprint PCS Roaming Revenue.  We earned approximately $6.0 million in non-Sprint PCS roaming revenue during the six months ended June 30, 2003 compared to approximately $1.7 million during the six months ended June 30, 2002.  Non-Sprint PCS roaming minutes increased from 7.0 million during the six months ended June 30, 2002 to 41.3 million during the six months ended June 30, 2003. The increase in roaming minutes represented a $8.4 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $4.1 million reduction of roaming revenue.

•

Equipment Revenue.  The amounts recorded during the six months ended June 30, 2003 and 2002 from equipment revenue totaled approximately $4.9 million and $4.3 million, respectively, and the increase was primarily due to a decrease in promotions and discounts in order to acquire more customers offset by a decrease in gross customer additions.

Cost of Service and Operations

•

Network Operations Expenses.  Network operations expenses totaled approximately $33.6 million during the six months ended June 30, 2003 compared to approximately $31.2 million during the six months ended June 30, 2002. The increase in network operations expenses was primarily attributable to the increase in radio communications site rent offset by lower interconnect and telecommunications charges.  The number of active radio communications sites increased from 805 at June 30, 2002 to 842 at June 30, 2003.

•	Sprint PCS Travel Expense. During the six months ended June 30, 2003, our customers generated approximately 182.0 million of travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $12.9 million in travel fees. During the six months ended June 30, 2002, our customers generated approximately 99.4 million of travel minutes with approximately 68% of those minutes generating long distance charges which resulted in approximately $11.3 million in travel fees. The increase in travel expense was attributable to the 82.6 million minutes of use increase from the six months ended June 30, 2002 to the six months ended June 30, 2003, which accounted for approximately $9.2 million in additional expense, offset by positive variances of approximately $6.9 million resulting from the changes in the reciprocal rate received from Sprint PCS and $0.7 million attributable to the reduction of the long distance rate per minute.

•

Non-Sprint PCS Roaming Expense. During the six months ended June 30, 2003, our customers generated approximately 3.8 million of roaming minutes resulting in approximately $1.1 million in roaming fees. During the six months ended June 30, 2002, our customers generated approximately 3.5 million of roaming minutes resulting in approximately $1.3 million in roaming fees. The decrease in roaming expense of $0.2 million was attributable to a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers.

•

Bad Debt Expense. Bad debt expense during the six months ended June 30, 2003 and 2002 was approximately $2.6 million and approximately $13.7 million, respectively.  The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base, tighter credit policies, the re-instatement of deposits in late February 2002, and higher recoveries of previously written-off customer account balances.

•

Operating Expenses.  Operating expenses during the six months ended June 30, 2003 and 2002 were approximately $10.8 million and $8.5 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base, in addition to increases in fees charged by Sprint for their services.

Cost of Products Sold

The cost of products sold included the costs of handsets and accessories and totaled approximately $18.8 million and $17.8 million during the six months ended June 30, 2003 and 2002, respectively.  The increase in cost of products sold was primarily attributable to higher equipment subsidies partially offset by the decrease in gross sales during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002. Handset subsidies on units sold by third parties totaled approximately $7.3 million and $5.2 million for the six months ended June 30, 2003 and 2002, respectively.

Selling and Marketing

We incurred selling and marketing expenses of approximately $24.2 million and $24.6 million during the six months ended June 30, 2003 and 2002, respectively.  The decrease in selling and marketing expenses was primarily attributable to lower advertising costs.

General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $15.2 million and $12.6 million during the six months ended June 30, 2003 and 2002, respectively.  General and administrative expenses included approximately $7.6 million and $4.8 million of management fee expense (defined as 8% of collected revenues) paid to Sprint PCS during the six months ended June 30, 2003 and 2002, respectively. The increase in general and administrative expenses was attributable to the increase in management fee expense resulting from the increase in our subscriber base, offset by other expense savings of approximately $0.2 million.

Non-Cash Compensation for General and Administrative Matters

During the six months ended June 30, 2003 and 2002, non-cash compensation for general and administrative matters totaled approximately $0.1 million and $0.2 million, respectively.

Depreciation and Amortization

Depreciation and amortization expense for the six months ended June 30, 2003 and 2002 totaled approximately $23.6 million and $23.7 million, respectively.   The decrease in depreciation and amortization expense was primarily due to the decrease in amortization expense attributable to the Spokane market and VIA Wireless subscriber bases, which were fully amortized as of December 31, 2002 and March 31, 2003, respectively, partially offset by higher depreciation expense resulting from network equipment additions from June 30, 2002 through June 30, 2003.

Interest Income

For the six months ended June 30, 2003 and 2002, interest income was approximately $0.3 million and $1.0 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.  The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the six months ended June 30, 2003 than during the six months ended June 30, 2002.

Interest Expense

Interest expense totaled approximately $17.1 million during the six months ended June 30, 2003. During the six months ended June 30, 2002, interest expense was approximately $22.3 million. The decrease in interest expense was primarily due to lower debt levels during the six months ended June 30, 2003 than during the six months ended June 30, 2002 as a result of the debt-for-debt exchange offer consummated in February 2003 and the open market purchases of 14% senior subordinated discount notes during the three months ended June 30, 2003, partially offset by the interest expense attributable to the Series B senior discount notes issued in February 2003 and during the three months ended June 30, 2003.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility, senior subordinated discount notes and Series B senior discount notes.

Gain on Debt Retirements

In a series of transactions during the three months ended June 30, 2003, we received cash proceeds of approximately $1.3 million, of which $1.1 million was used to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of outstanding Existing Notes, and we issued approximately $1.7 million aggregate principal amount of additional 14% Series B senior discount notes due 2008 (“Series B Notes”).  Under these private placement sales, we issued detachable warrants to purchase up to approximately 1.3 million shares of common stock at an exercise price of $0.01 per share. We wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized discount on detachable warrants related to the original issuance of the Existing Notes, which reduced the gain resulting from the open market purchases.  We recorded a gain of approximately $3.9 million related to the open market purchases during the three months ended June 30, 2003.

In February 2003, Operating Company consummated its private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010  (“New Notes”) and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding Existing Notes. Additionally, Operating Company consummated a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of Series B Notes in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, UbiquiTel issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share. We wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the Existing Notes and we incurred estimated fees and expenses of approximately $3.8 million in connection with the issuance of the New Notes, which reduced the gain resulting from the exchange offer, and we incurred estimated expenses of approximately $0.4 million in connection with the issuance of the Series B Notes.

We followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), and EITF Issue No. 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15” (“EITF 02-04”), in recording these transactions. These provisions require that the carrying value of the New Notes be recorded at the total future cash payments (principal and interest) specified by the New Notes; therefore, the New Notes were classified on our balance sheet as long-term liabilities and were valued at $81.9 million on the transaction date. As a result, no interest expense related to the New Notes will be recognized in future periods. The following table presents the aggregate gain recognized in the transactions during the three months ended March 31, 2003 (in thousands, except per share data):

Principal amount of senior subordinated discount notes exchanged	$192,720
Unamortized discount on senior subordinated discount notes	(48,214)
Unamortized discount on detachable warrants	(7,306)
Unamortized deferred financing costs	(2,859)
Carrying value of debt exchanged	134,341
Maximum future cash principal payments for senior discount notes issued	(48,180)
Maximum future cash interest payments for senior discount notes issued	(33,726)
Cash payments for amount of debt exchanged	(9,636)
Estimated direct expenses of exchange transaction	(3,781)
Aggregate gain from exchange transaction	$39,018
Aggregate gain per share — Basic	$0.48
Aggregate gain per share — Diluted	$0.43

Income Taxes

For the six months ended June 30, 2003, we recognized an income tax expense of approximately $0.4 million and for the six months ended June 30, 2002, we recognized an income tax benefit of $5.8 million. The $0.4 million income tax expense recorded during the six months ended June 30, 2003 represents a deferred tax adjustment to establish a valuation allowance against our deferred tax assets since we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to taxable goodwill as the result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”   Approximately $4.2 million of the tax benefit recorded during the six months ended June 30, 2002 was monetized during the three months ended June 30, 2003 due to the receipt of a federal income tax refund. The refund was the result of carrying back 2002 net operating losses from our wholly owned VIA Holding subsidiary (which has since been merged into Operating Company) to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies.  The remaining $1.6 million tax benefit recorded during the six months ended June 30, 2002 was due to consolidated net operating loss carryforwards that reduced the net deferred tax liability on our consolidated balance sheet.

Net Income (Loss)

For the six months ended June 30, 2003, our net income was approximately $7.3 million and for the six months ended June 30, 2002, our net loss was approximately $60.8 million. The net income for the six months ended June 30, 2003 was primarily attributable to a lower operating loss driven by higher revenues due to a larger subscriber base and the recognition of a $39.0 million gain resulting from the debt-for-debt exchange offer consummated in February 2003, the decrease in interest expense resulting from the debt restructuring and the $3.9 million gain resulting from the open market purchases of 14% senior subordinated discount notes during the three months ended June 30, 2003.

Liquidity and Capital Resources

From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through June 30, 2003, we have principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital.  During late 2001, we moved from a construction and build-out phase to an operational phase.

Completion of our PCS network required substantial capital, of which approximately $255.4 million has been incurred through June 30, 2003. Although we have essentially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $30.0 million annually for maintenance, capacity enhancements and coverage improvements. As of June 30, 2003, we had 33 retail stores in operation in our markets.

As of June 30, 2003, we had approximately $60.1 million in cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $50.0 million, and our working capital was approximately $40.5 million. In June 2003, we announced that we entered into a definitive sale and lease-back agreement for the sale of 100 wireless communication tower sites located in the central valley of California and the lease-back of space on those sites. We expect to receive $11.5 million in cash for the sale of the tower and related assets, and will lease back space on the tower sites at agreed upon rates for an initial term of 10 years. The assets sale is subject to customary closing conditions, including certain due diligence matters and the receipt of third-party consents, and is expected to close during the three months ended September 30, 2003.  In early August 2003, we announced that we had amended our management agreement with Sprint PCS to remove the build-out requirement for the state of Montana, thereby reducing our projected capital expenditures and operating expenses to launch this market by approximately $25.0 million.  In addition, in early August 2003, Sprint PCS announced that it had entered into a reseller agreement with Qwest Communications allowing Qwest to provide wireless voice and data services to new and existing customers in Qwest’s service areas using Sprint’s network and the network of affiliates of Sprint who overlap with Qwest’s service areas. Qwest has approximately 30,000 to 40,000 customers in portions of our service areas in Washington, Idaho and Utah and we anticipate receiving additional incremental revenue from Qwest for customers who use UbiquiTel’s network under this reseller arrangement. Cash and cash equivalents and cash availability under our senior secured credit facility, combined with cash flow from operations, are expected to be sufficient to fund any operating losses and working capital, to meet capital expenditure needs and to service debt requirements through June 30, 2004 and into the foreseeable future. Due to a number of factors, including improving operating performance and the elimination of the Montana build-out requirement and the Qwest reseller arrangement described above, we expect to attain positive cash flow from operations less capital expenditures in 2004 and beyond.

Net cash provided by operating activities was approximately $10.5 million and net cash used in operating activities was approximately $16.6 million for the six months ended June 30, 2003 and 2002, respectively.  The increase in cash provided by operating activities was primarily due to a lower operating loss and the receipt of the $8.1 million federal income tax refund.

Net cash used in investing activities was approximately $7.1 million and $34.6 million for the six months ended June 30, 2003 and 2002, respectively.  The decrease was due to lower capital expenditures for coverage expansion and 3G upgrades.

Net cash used in financing activities for the six months ended June 30, 2003 was approximately $19.2 million, consisting primarily of a $15.0 million repayment under the senior secured credit facility and $4.2 million in financing costs directly associated with the issuance of the Series B Notes and the debt-for-debt exchange offer consummated in February 2003. For the six months ended June 30, 2002, net cash provided by financing activities was approximately $29.6 million, consisting primarily of funding under our senior secured credit facility.

Liquidity

At June 30, 2003, we had approximately $60.1 million of cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $50.0 million. The availability of the revolving credit line is subject to continued compliance with restrictive covenants under our senior secured credit facility; however, there is uncertainty as to our ability to continue to comply with such covenants over the next twelve months. Through June 30, 2003, we have used proceeds from our initial public offering of equity, our senior subordinated discount notes, borrowings from our senior secured credit facility, and to a lesser extent revenues, to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our PCS network and acquired customers. We believe our financial position will be sufficient to meet the cash requirements of the business including: capital expenditures, operating losses, cash interest, required amortization of principal under our senior secured credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, CPGA, CCPU, bad debt expense and Sprint PCS travel and non-Sprint PCS roaming revenue. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may not be available or may not be available on acceptable terms.

On February 26, 2003, we consummated three transactions that have reduced our total debt by approximately $146.7 million and cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million annually beginning in 2006, providing cumulative savings of approximately $243.0 million. We completed a private placement exchange offer of $48.2 million aggregate principal amount of Operating Company’s New Notes and $9.6 million in cash for $192.7 million aggregate principal amount of Operating Company’s outstanding Existing Notes, and we also completed in a private placement a related new financing of $12.8 million aggregate principal amount of Operating Company’s Series B Notes in which we received cash proceeds of $9.6 million to fund the cash portion of the exchange. We issued detachable warrants with the Series B Notes to purchase up to approximately 9.6 million shares of UbiquiTel common stock. In connection with the exchange, UbiquiTel and the lenders under our senior secured credit facility amended the credit facility to gain the lenders’ consent to the exchange offer, which terms included a $15.0 million partial prepayment against our outstanding $245.0 million principal balance of term loans and the reduction of the unused $55.0 million revolving line of credit to $50.0 million as of February 26, 2003. In a series of separate transactions during the three months ended June 30, 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of Existing Notes, and we issued approximately $1.7 million aggregate principal amount of additional Series B Notes. Under these private placement sales, UbiquiTel issued detachable warrants to purchase up to approximately 1.3 million shares of its common stock at an exercise price of $0.01 per share. We may from time to time continue to purchase Existing Notes that remain outstanding in the open market, in privately negotiated transactions or otherwise in accordance with applicable law.

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

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of slower net customer growth worsens, it will lengthen the amount of time it will take for us to attain a sufficient number of customers to achieve positive cash flow from operations less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. For the six months ended June 30, 2003, approximately $3.4 million in cash was provided by operating activities and capital expenditures, primarily due to the receipt of the $8.1 million federal income tax refund. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of operating losses and negative cash flows as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term but provide greater cash flows in later periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower cash needs in the near term but provide lower cash flows in later periods.

We re-instated the deposit requirement for new sub-prime credit customers in late February 2002 in connection with the Sprint PCS Clear Pay program. The re-instatement of deposits had a significant impact on gross customer additions during the last five weeks of the three months ended March 31, 2002 and during the remainder of 2002. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions may decline. As of June 30, 2003, 27% of our approximate 291,800 subscribers had a credit rating placing them in the sub-prime category, of which 19% of our subscriber base had deposits. If the deposit requirement for new sub-prime credit customers continues to deter some potential customers with sub-prime credit from becoming subscribers, we may acquire fewer new customers, which would result in lower operating losses in the near term but provide lower cash flows in later periods.

The Sprint PCS reciprocal travel rate was reduced from $0.10 per minute in 2002 to $0.058 per minute in 2003, and there can be no assurance that it will not be reduced further in future years. We are paid a fee from Sprint PCS for every minute that a Sprint PCS subscriber based outside of our markets uses our network; we refer to such fees as travel revenue. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets; we refer to such fees as travel expense. Under our original agreement with Sprint PCS, the reciprocal travel rate exchanged for customers who roam into the other party’s or another PCS affiliate’s network, was established at $0.20 per minute. The travel rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002. With a travel-in to travel-out ratio of approximately 1.8 to one during the six months ended June 30, 2003 and an expected continued favorable net travel position in the next few years, the lower travel rate has increased our operating losses and could further increase our expected operating losses and reduce our liquidity projections during the next two or three years. We project that growth in our customer base will result in a ratio of travel revenue to travel expense approaching one to one in the long-term, minimizing the net earnings and the operating loss impact of any substantial reduction in the travel rate during those later years.

At times, we have been invoiced by Sprint for charges under the agreements between us that we believe to be contractually incorrect. We review all charges from Sprint and dispute certain of these charges based upon our interpretation of our agreements and are attempting to work with Sprint to improve the process. We presently have approximately $7.5 million under dispute with Sprint for charges that we believe are contractually incorrect and are engaged in discussions with Sprint to attempt to resolve these disputed items. We have fully reserved the amount under dispute with Sprint. If the disputed item or items are settled in our favor, our expenses would be reduced.  If we are unable to resolve these disputed items favorably for us, we may be required to pay the invoiced amounts, which will reduce our cash and liquidity.

We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides an annual evaluation of these controls to us by engaging its independent auditors to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. Although we are not presently aware of any material errors affecting us, errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if we or any other PCS affiliate of Sprint find significant errors in information provided by Sprint which causes a restatement of financial statements or otherwise affects us, investors and the investment community may lose confidence in us. In late February 2003, iPCS, Inc., a PCS affiliate of Sprint, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code and concurrently brought an adversarial action against Sprint alleging, among other things, that Sprint had failed to remit certain amounts owed to iPCS under its agreements with Sprint. Should Sprint fail to deliver timely, accurate and sufficient information, this could lead to a greater degree of uncertainty in our business and financial planning and may lead to adverse short-term decisions. The failure of Sprint to remit current or future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law.  In addition, in July 2003, US Unwired Inc., another PCS affiliate of Sprint, filed suit against Sprint alleging violations of the federal racketeering laws, breach of fiduciary duty and fraud arising out of Sprint’s dealings with the affiliate and its related entities.

Our ability to borrow funds under our senior secured credit facility’s $50.0 million revolving line of credit will be restricted unless our cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing and could be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreement governing the senior secured credit facility as described in Note 5 to the Consolidated Financial Statements. We are currently in compliance with all financial and operational covenants relating to the senior secured credit facility; however, there is uncertainty as to our ability to continue to comply with such covenants over the next twelve months. If we are unable to operate our business within the covenants specified in the senior secured credit facility, our ability to obtain future amendments to the covenants in the senior secured credit facility is not guaranteed and our ability to make borrowings under the revolving line of credit required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on our liquidity.

Variable interest rates may increase substantially. At June 30, 2003, we had $230.0 million outstanding under our senior secured credit facility. The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 5.5% for the six months ended June 30, 2003. Increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

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

As of June 30, 2003, our senior secured credit facility provided for a $50.0 million revolving loan, a term loan A of $112.7 million and a term loan B of $117.3 million. The term loans A and B, all of which were outstanding as of June 30, 2003, are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The commitment fee on unused borrowings is 0.75%, payable quarterly. Our obligations under the credit agreement are secured by all of our assets. The senior secured credit facility is subject to certain restrictive covenants including the timing of availability for borrowing under the $50.0 million revolving line of credit, maintaining certain financial ratios, attaining defined subscriber growth goals, network covered population goals and minimum quarterly service revenues, and limiting annual capital expenditures.

As of June 30, 2003, we were in compliance with all financial and operational covenants associated with our senior secured credit facility, Existing Notes, New Notes and Series B Notes.

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU), cash cost per user (CCPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended June 30, 2003 compared to the three months ended June 30, 2002” and “—Analysis of the six months ended June 30, 2003 compared to the six months ended June 30, 2003,” and the following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Average revenue per user (ARPU)
Service revenue	$63,428,000	$51,806,000	$119,672,000	$95,356,000
Less: Reseller revenue	(11,000)	—	(11,000)	—
Less: Travel revenue	(10,814,000)	(14,164,000)	(21,113,000)	(23,669,000)
Less: Roaming revenue	(3,081,000)	(1,165,000)	(5,955,000)	(1,715,000)
Subscriber revenue	$49,522,000	$36,477,000	$92,593,000	$69,972,000

Average subscribers	282,638	208,104	273,783	200,376

ARPU	$58	$58	$56	$58

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cash cost per user (CCPU)
Cost of service and operations	$31,557,000	$36,405,000	$60,958,000	$66,042,000
Add: General and administrative expenses	7,748,000	6,498,000	15,222,000	12,566,000
Total cash costs	$39,305,000	$42,903,000	$76,180,000	$78,608,000

Average subscribers	282,638	208,104	273,783	200,376

CCPU	$46	$69	$46	$65

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Cost per gross addition (CPGA)
Selling and marketing	$12,079,000	$12,242,000	$24,160,000	$24,688,000
Add: Cost of products sold	9,504,000	8,223,000	18,805,000	17,842,000
Less: Equipment revenue	(2,618,000)	(1,798,000)	(4,857,000)	(4,333,000)
CPGA costs	$18,965,000	$18,667,000	$38,108,000	$38,197,000

Gross additions	42,000	41,000	86,300	88,300

CPGA	$452	$456	$442	$433

We believe CPGA, which measures the average cost to acquire new customers during the period, is a useful measure used to compare our average cost to acquire a new subscriber to that of other wireless communication providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior secured credit facility; noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; capital leases; the building mortgage and other long-term liabilities; the Existing Notes; the New Notes; and the Series B Notes.  The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of June 30, 2003 (dollars in thousands):

		Payments due by period ending June 30:
Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Senior secured credit facility(1)	$230,000	$—	$25,816	$107,959	$96,225
Operating leases(2)	66,400	16,193	26,239	11,929	12,039
Capital leases	282	277	5	—	—
Building mortgage and other long-term liabilities	3,551	200	444	511	2,396
Senior subordinated discount notes(1)	100,380	—	—	—	100,380
Senior discount notes(1)	48,180	—	—	—	48,180
Series B senior discount notes(1)	14,515	—	—	—	14,515

	$463,308	$16,670	$52,504	$120,399	$273,735

(1)	Total repayments, excluding interest payments, are based on borrowings outstanding as of June 30, 2003, and do not include projected borrowings under the senior secured credit facility.
(2)	Does not include payments due under renewals to the original lease term.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to interest rate risk on our senior secured credit facility and any future financing requirements. Our fixed rate debt consisted primarily of the accreted carrying value of the Existing Notes ($78.8 million at June 30, 2003) and the Series B Notes ($11.4 million at June 30, 2003).  Our New Notes also have a fixed interest rate, but because we have followed the provisions of SFAS No. 15 and EITF 02-04, we will not recognize any interest expense with respect to the New Notes in future periods.  These provisions require that the carrying value be recorded at the total future cash payments (principal and interest).  Therefore, these New Notes are carried on our balance sheet as long-term liabilities valued at $81.9 million (see Note 6 to the Consolidated Financial Statements). Our variable rate debt consisted of borrowings made under the senior secured credit facility ($230.0 million at June 30, 2003).

Our primary interest rate risk exposures relates to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the Existing Notes, the New Notes and the Series B Notes at maturity at market rates, if needed; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

We may decide, from time to time, to manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended based on our projected level of long-term indebtedness as of June 30, 2003 (dollars in thousands):

	Years ending December 31,
	2003	2004	2005	2006	2007

Senior subordinated discount notes	84,330	96,549	100,380	100,380	100,380
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

Senior secured credit facility	230,000	222,079	207,997	157,538	100,625
Variable interest rate(1)	5.7%	6.3%	7.0%	7.2%	7.2%
Principal payments	15,000	7,921	14,082	50,459	56,913

Senior discount notes(2)	48,180	48,180	48,180	48,180	48,180
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

Series B senior discount notes	12,197	13,961	14,515	14,515	14,515
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

(1)

The interest rate on the senior secured credit facility equals the London interbank offered rate (LIBOR) plus a weighted-average interest rate of 3.8%. LIBOR is assumed to equal 1.9% for 2003, 2.5% for 2004, 3.2% for 2005, 3.4% for 2006 and 3.4% for 2007. A 1.0% increase (decrease) in the variable interest rate would result in a $2.3 million increase (decrease) in the interest expense for the year ended December 31, 2003.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, they have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are reasonably designed to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

UbiquiTel’s 2003 Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 16, 2003 in Conshohocken, Pennsylvania to vote on the following matters:

•	the election of three Class III directors, each for a three-year term ending in 2006; and

•

approval of the issuance of shares of UbiquiTel’s common stock that are issuable upon the exercise of warrants at an exercise price of $0.01 per share that were and may be acquired by three of UbiquiTel’s directors or their affiliates in a series of related private placements; and

•

to grant UbiquiTel’s board of directors the sole discretion until the first anniversary of the Annual Meeting to amend UbiquiTel’s certificate of incorporation to effect a reverse stock split of all of the outstanding shares of UbiquiTel’s common stock, at a ratio ranging from one-to-two up to one-to-ten to be determined at the sole discretion of UbiquiTel’s board of directors.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to UbiquiTel’s solicitation.

The holders of record of an aggregate of 75,363,378 shares of common stock, out of 81,590,534 shares outstanding on the record date for the Annual Meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

All nominees for director were elected and the proposals submitted for shareholder approval were approved, with voting as detailed below:

1.  The election of Donald A. Harris, Robert A. Berlacher and Joseph N. Walter as Class III directors, each for a three-year term ending in 2006:

Director Nominee	Votes For	Votes Against
Donald A. Harris	75,017,261	346,117
Robert A. Berlacher	75,189,675	173,703
Joseph N. Walter	75,284,675	78,703

2.  Approval of the issuance of shares of UbiquiTel’s common stock that are issuable upon the exercise of the warrants:

Votes For	Votes Against	Votes Abstained
44,898,658	30,439,496	25,224

3. Approval of granting UbiquiTel’s board of directors authorization to effect a reverse stock split:

Votes For	Votes Against	Votes Abstained
75,085,623	262,205	15,550

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Reports on Form 8-K

One report on Form 8-K was filed during the quarter ended June 30, 2003:

Date	Item Reported On
April 30, 2003	Item 12. Results of Operations and Financial Condition. On April 30, 2003, UbiquiTel Inc. announced its operating and financial results for the quarter ended March 31, 2003.

(b)                                  Exhibits:

Exhibit No.	Description
10.1	Asset Purchase Agreement dated as of June 12, 2003 between VIA Wireless LLC and GoldenState Towers, LLC.

10.2	Escrow Agreement dated as of June 12, 2003 among VIA Wireless LLC, GoldenState Towers, LLC and Commonwealth Land Title Company, as Escrow Agent.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

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

August 13, 2003