Form 10-Q
period 2003-09-30
UBIQUITEL INC
filed 2003-11-14
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☐     No ☒

There were 92,579,141 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at November 14, 2003.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at November 14, 2003, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended September 30, 2003

Explanatory Note:

The Consolidated Financial Statements included herein are that of UbiquiTel Inc. (“UbiquiTel”).  The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 14% senior subordinated discount notes due 2010, 14% senior discount notes due 2010 and 14% Series B senior discount notes due 2008 (collectively, the “Notes”).  UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the Notes.  UbiquiTel has no operations separate from its investment in Operating Company.  Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 7 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “UbiquiTel” means, collectively UbiquiTel, Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	September 30, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$58,700	$73,481
Restricted cash	2,424	2,408
Accounts receivable, net of allowance for doubtful accounts of $3,026 at September 30, 2003 and $4,343 at December 31, 2002	21,257	21,762
Inventory	2,366	2,751
Prepaid expenses and other assets	16,551	15,380
Income tax receivable	217	8,784
Total current assets	101,515	124,566
PROPERTY AND EQUIPMENT, NET	263,083	275,588
CONSTRUCTION IN PROGRESS	4,752	8,117
DEFERRED FINANCING COSTS, NET	9,367	12,717
GOODWILL	38,138	38,138
INTANGIBLE ASSETS, NET	—	2,753
OTHER INTANGIBLES, NET	69,945	73,174
OTHER LONG-TERM ASSETS	3,468	3,774
Total assets	$490,268	$538,827
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,227	$11,209
Accrued expenses	24,421	23,681
Accrued compensation and benefits	3,474	2,547
Deferred revenue	11,046	9,252
Interest payable	1,586	1,923
Current portion of long-term debt	5,645	683
Other	8,360	7,379
Total current liabilities	63,759	56,674
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, EXCLUDING CURRENT MATURITIES	395,798	457,038
OTHER LONG-TERM LIABILITIES	4,132	3,506
Total long-term liabilities	399,930	460,544
Total liabilities	463,689	517,218
COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2003 and December 31, 2002	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 92,579 and 81,432 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	46	41
Additional paid-in-capital	299,908	295,236
Accumulated deficit	(273,375)	(273,668)
Total stockholders’ equity	26,579	21,609
Total liabilities and stockholders’ equity	$490,268	$538,827

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

Three Months Ended September 30,

Nine Months Ended September 30,

2003

2002

2003

2002

REVENUES:
Service revenue	$69,289	$58,901	$188,961	$154,257
Equipment revenue	3,504	2,105	8,361	6,438
Total revenues	72,793	61,006	197,322	160,695
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	29,984	37,468	90,942	103,511
Cost of products sold	10,721	9,493	29,526	27,334
Selling and marketing	13,095	15,312	37,255	40,001
General and administrative expenses excluding non-cash compensation charges	7,876	6,751	23,098	19,317
Non-cash compensation for general and administrative matters	47	95	157	284
Depreciation, amortization and accretion	11,032	13,946	34,690	37,678
Total costs and expenses	72,755	83,065	215,668	228,125
OPERATING INCOME (LOSS)	38	(22,059)	(18,346)	(67,430)
INTEREST INCOME	146	396	483	1,365
INTEREST EXPENSE	(6,989)	(11,855)	(24,147)	(34,137)
GAIN ON DEBT RETIREMENTS	—	—	42,872	—
OTHER INCOME	—	140	—	214
INCOME (LOSS) BEFORE INCOME TAXES	(6,805)	(33,378)	862	(99,988)
INCOME TAX (EXPENSE) BENEFIT	(200)	2,896	(569)	8,687
NET INCOME (LOSS)	$(7,005)	$(30,482)	$293	$(91,301)

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.08)	$(0.38)	$0.00	$(1.13)
DILUTED	$(0.08)	$(0.38)	$0.00	$(1.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	90,687	81,222	84,952	81,152
DILUTED	90,687	81,222	93,488	81,152

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

Nine Months Ended September 30, 2003

Nine Months Ended September 30, 2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$293	$(91,301)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	2,381	2,637
Amortization of intangible assets	5,982	12,254
Depreciation and accretion	28,709	25,424
(Gain) loss on sale of equipment	31	(114)
Interest accrued on discount notes	12,040	20,438
Non-cash compensation from stock options granted to employees	157	284
Deferred income taxes	—	(2,357)
Gain on debt retirements	(42,872)	—
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	505	(1,906)
Inventory	385	1,653
Prepaid expenses and other assets	(865)	(12,564)
Income tax receivable	8,567	—
Accounts payable and accrued expenses	2,392	10,903
Net cash provided by (used in) operating activities	17,705	(34,649)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,741)	(41,629)
Change in restricted cash	(16)	1,157
Cash received on sale of equipment	—	114
Net cash used in investing activities	(12,757)	(40,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings under senior secured credit facility	—	30,000
Repayments under senior secured credit facility	(15,000)	—
Proceeds from issuance of senior unsecured Series B discount notes	10,914	—
Cash payments for purchase and exchange of senior subordinated discount notes	(10,701)	—
Financing costs	(4,573)	(1,170)
Proceeds from issuance of common stock	32	67
Proceeds from exercise of stock options and warrants	147	—
Repayment of capital lease obligations and other long-term liabilities	(548)	(1,033)
Net cash provided by (used in) financing activities	(19,729)	27,864
NET DECREASE IN CASH AND CASH EQUIVALENTS	(14,781)	(47,143)
CASH AND CASH EQUIVALENTS, beginning of period	73,481	124,744
CASH AND CASH EQUIVALENTS, end of period	$58,700	$77,601
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,726	$11,062
Cash paid for taxes	318	—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	—	1,000

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, that are considered necessary for a fair presentation of the Company’s interim results.  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2002.

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

Stock-Based Compensation

At September 30, 2003, UbiquiTel had two stock-based employee compensation plans, an equity incentive plan and an employee stock purchase plan, which was suspended effective with the offering period beginning January 1, 2003.  The Company accounts for those plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations. Based on the additional disclosure requirements of Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”), the following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)

Net income (loss), as reported	$(7,005)	$(30,482)	$293	$(91,301)
Add: Stock-based employee compensation included in reported net income (loss), net of related tax	47	95	157	284
Deduct: Total stock-based employee compensation expense determined under fair value-based method, net of related tax	(561)	(679)	(1,660)	(2,025)
Pro forma net income (loss)	$(7,519)	$(31,066)	$(1,210)	$(93,042)

Basic net income (loss) per share:
As reported	$(0.08)	$(0.38)	$0.00	$(1.13)
Pro forma	$(0.08)	$(0.38)	$(0.01)	$(1.15)

Diluted net income (loss) per share:
As reported	$(0.08)	$(0.38)	$0.00	$(1.13)
Pro forma	$(0.08)	$(0.38)	$(0.01)	$(1.15)

Intangible Assets

Intangible assets represented the estimated value of acquired subscriber bases for VIA Wireless and the Spokane market at the dates of acquisition. Intangible assets were $0 and $2.8 million, net of accumulated amortization expense of $19.1 million and $16.3 million as of September 30, 2003 and December 31, 2002, respectively, and were amortized on a straight-line basis over a period of 20 months to five years. The VIA Wireless and Spokane market subscriber bases acquired were initially being amortized over 36 months and 60 months, respectively, which represented the estimated average lives of a subscriber in these respective markets. Effective April 1, 2002, however, the Company changed the amortization periods of the VIA Wireless and Spokane market subscriber bases to 20 months and 33 months, respectively, resulting from higher customer turnover in these markets. As of March 31, 2003, the VIA Wireless subscriber base was fully amortized and as of December 31, 2002, the Spokane market subscriber base was fully amortized. Amortization expense for intangible assets was $0 and approximately $3.8 million for the three months ended September 30, 2003 and 2002, respectively, and approximately $2.8 million and $9.0 million for the nine months ended September 30, 2003 and 2002, respectively.

Other intangible assets were $69.9 million and $73.2 million, net of accumulated amortization expense of $9.2 million and $5.9 million as of September 30, 2003 and December 31, 2002, respectively.  Other intangible assets represent the estimated value of VIA Wireless’ Sprint PCS management agreement.  Amortization expense for other intangible assets was approximately $1.1 million for the three months ended September 30, 2003 and 2002 and approximately $3.2 million for the nine months ended September 30, 2003 and 2002.

Estimated future amortization expense of intangible assets for the next five years at September 30, 2003 is as follows:

Years Ending December 31,	(In Thousands)

2003 (remaining)	$1,076
2004	4,304
2005	4,304
2006	4,304
2007	4,304

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  The Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity must be classified and measured.  SFAS No. 150 requires that a financial instrument that is within its scope be classified as a liability, or an asset in some circumstances.  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise if effective at the beginning of the first interim period beginning after June 15, 2003, excluding mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries, for which the provisions of this Statement have been deferred indefinitely pursuant to FASB Staff Position 150-3.  The Company has determined that it currently has no instruments within the scope of this Statement.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  The Company does not have any contracts that are derivatives or that contain embedded derivatives.

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

The Company’s network is primarily located on leased property and the Company has certain legal obligations, principally related to its tower leases, which fall within the scope of SFAS No. 143. These legal obligations primarily include certain obligations to remediate leased land on which the Company’s tower assets are located. In addition to its tower leases, the Company has leases related to switch site, retail and administrative locations subject to the provisions of SFAS No. 143. In the third quarter of 2003, the Company recorded an initial asset retirement obligation of approximately $0.3 million, and capitalized the same amount by increasing the carrying cost of the related asset.  Additionally during the third quarter, approximately $0.1 million of accretion expense was recorded to increase the asset retirement obligation to its present value, and the capitalized costs were depreciated by approximately $0.1 million.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. The FASB has delayed implementation of FIN 46 for variable interest entities created before February 1, 2003 until the first fiscal quarter or interim period ending after December 15, 2003. The Company does not have any ownership in variable interest entities.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately.  As disclosed in Note 7 to the Consolidated Financial Statements, UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under its 14% senior subordinated discount notes, 14% senior discount notes and 14% Series B senior discount notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Among other items, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor’s products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. This treatment is effective for arrangements entered into or modified on or after January 1, 2003. The adoption of EITF 02-16 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In November 2002, the EITF issued EITF Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements” (“EITF 00-21”). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company has determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, the Company discontinued deferring non-refundable, up-front activation fees and associated costs for its direct sales channels. Additionally, direct sales channel activation fees are now included in equipment revenue rather than service revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. The Company adopted this new pronouncement effective July 1, 2003 on a prospective basis which did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

In August 2003, UbiquiTel amended its Sprint PCS management agreement to eliminate the obligation to build out the state of Montana, thereby reducing the Company’s licensed resident population to approximately 10.0 million.

The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, UbiquiTel Operating Company and UbiquiTel Leasing Company.

Liquidity

Through September 30, 2003, the Company has principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as the primary sources of capital. Completion of the Company’s PCS network has required substantial capital and as of September 30, 2003, the Company had an accumulated deficit of approximately $273.4 million.

As of September 30, 2003, the Company had approximately $61.1 million in cash, cash equivalents and restricted cash, working capital was approximately $37.8 million and the Company’s unused revolving line of credit was approximately $47.7 million. The Company received notice during the three months ended September 30, 2003 that the Federal Deposit Insurance Corporation had been appointed as receiver for one of the participants in the Company’s senior secured credit facility and had exercised its statutory authority to repudiate and disaffirm its obligations with respect to the credit agreement, effectively eliminating approximately $2.3 million of the Company’s availability under its revolving line of credit. In June 2003, the Company announced that it entered into a definitive sale and lease-back agreement for the sale of wireless communication tower sites owned by the Company located in the central valley of California and the lease-back of space on those sites.  The Company received $10.95 million in cash for the sale of 94 towers and related assets on October 15, 2003. The Company and the purchaser executed an escrow agreement pursuant to the terms of the asset purchase agreement whereby the Company will place in escrow for a period of one year after the closing an amount equal to 10% of the purchase price, or approximately $1.1 million, for any indemnification claims that arise during the holdback period and are resolved in the purchaser’s favor. In early August 2003, the Company announced that it had amended its management agreement with Sprint PCS to remove the build-out requirement for the state of Montana, thereby reducing the Company’s projected capital expenditures and operating expenses to launch this market by approximately $25.0 million.  In addition, in early August 2003, Sprint PCS announced that it had entered into a reseller agreement with Qwest Communications allowing Qwest to provide wireless voice and data services to new and existing customers in Qwest’s service areas using Sprint’s network and the network of affiliates of Sprint who overlap with Qwest’s service areas. Qwest has approximately 30,000 to 40,000 customers in portions of the Company’s service areas in Washington, Idaho and Utah and the Company anticipates receiving additional incremental revenue from Qwest for customers who use the Company’s network under this reseller arrangement.  Management believes cash and cash equivalents and cash availability under the Company’s senior secured credit facility, combined with cash flow from operations, are expected to be sufficient to fund any operating losses and working capital, to meet capital expenditure needs and to service debt requirements through September 30, 2004 and into the foreseeable future. Due to a number of factors, including improving operating performance, the elimination of the Montana build-out requirement, the Qwest reseller arrangement described above and the changes to the Sprint PCS management and services agreements described in Note 3 (Sprint Agreements), the Company expects to attain positive cash flow from operations less capital expenditures for the year 2004 and beyond.

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

In addition, Operating Company’s ability to borrow funds under the senior secured credit facility’s $47.7 million revolving line of credit is subject to continued compliance with restrictive covenants under the senior secured credit facility (see Note 6) and will be restricted unless the cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing. The Company obtained an amendment to its senior secured credit facility on October 10, 2003 that made the Company in compliance with the minimum subscriber covenant for the quarter ended September 30, 2003.The Company presently is in compliance with all financial and operational covenants relating to the senior secured credit facility; however, there is uncertainty as to the Company’s ability to continue to comply with such financial and operating covenants over the next twelve months. Should the Company determine that it may not be able to meet, or has not met, covenant requirements, the Company would seek modifications to, or waivers of, its covenant requirements; however, receipt of such modifications or waivers is not guaranteed.

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

3. SPRINT AGREEMENTS

In November 2003, the Company entered into an addendum with Sprint PCS that modified several provisions of the management and services agreements that govern the Company’s relationship with Sprint PCS.  A summary of the key provisions in the addendum are noted below:

•                  Sprint PCS consolidated several support services relating to billing, customer care, collections, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to as Sprint CCPU service.  The Company has agreed to continue to purchase the Sprint CCPU service from Sprint PCS for the period November 2003 through December 2006 and pay a monthly rate of $7.70 per subscriber.  Beginning in 2007, the monthly rate for the next three years for Sprint CCPU service will be based on a to-be-determined percentage of Sprint PCS’ reported cash cost per user (“CCPU”).  If the Company and Sprint PCS cannot agree to a new rate for any future three year period beyond 2006, the Company has the option to continue to purchase the Sprint CCPU service and have an arbitrator determine the new rate or self provision or procure those services elsewhere.

•                  Sprint PCS consolidated several services relating to subscriber activation, credit verification and handset logistics into one service referred to as Sprint CPGA service.  The Company has agreed to continue to purchase the Sprint CPGA service from Sprint PCS for the period November 2003 through December 2006 at a monthly rate of 5.2% of Sprint PCS’ cost per gross addition (“CPGA”).  Beginning in 2007, the monthly percentage rate for the next three years for Sprint CPGA service will be based on a to-be-determined percentage of Sprint PCS’ reported CPGA.  If the Company and Sprint PCS cannot agree to a new rate for any future three year period beyond 2006, the Company has the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self provision or procure those services elsewhere.

•                  The Company earns travel revenues when a Sprint PCS subscriber outside the Company’s markets travels onto the Company’s network.  Similarly, the Company pays Sprint PCS when the Company’s subscribers use the Sprint PCS nationwide network outside the Company’s markets.  The Sprint PCS travel rate will continue to be $0.058 per minute of use plus the actual long distance charges incurred through December 2006.  Beginning in 2007, the Sprint PCS travel rate will change annually to equal 90% of Sprint PCS’ retail yield from the prior year.  Sprint PCS’ retail yield is defined as Sprint PCS’ average revenue per user for voice services divided by the average minutes of use per month per user.

•                  The Company earns reseller revenue when a reseller subscriber uses the Company’s PCS network in its markets.  The reseller rate will be $0.058 per minute of use from November 2003 through December 2006.  Beginning in 2007, the Sprint PCS reseller rate will change annually to equal 90% of Sprint PCS’ retail yield from the prior year.  Sprint PCS’ retail yield is defined as Sprint PCS’ average revenue per user for voice services divided by the average minutes of use per month per user.

•                  The Company has the right to be offered through December 2006 any future changes that Sprint PCS may offer to another Sprint PCS affiliate of similar size (defined as more than 3.0 million covered POPs). If exercised, the Company must accept all changes to the management and services agreements of the other affiliate.

•                  Under certain conditions, the Company is provided protective rights to decline to implement future program requirement changes that could be imposed by Sprint PCS and adversely effect the Company’s business.  A program requirement change can generally alter certain operating parameters of the Company’s business to coincide with changes that are being made by Sprint PCS nationally and could affect the Company’s revenues, expenses and/or capital expenditures.

During the three month period ended September 30, 2003, the Company recorded a one-time adjustment to reduce operating expenses by approximately $3.2 million relating to the resolution of more than $7.5 million of previously disputed charges with Sprint PCS for which the Company had fully reserved the amounts under dispute.  The adjustment reduced cost of service and operations expense by approximately $3.2 million and the Company paid Sprint PCS approximately $4.3 million in conjunction with other previously disputed charges in November 2003.

4. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders for the period by the weighted average number of shares of common stock outstanding.   In accordance with SFAS No. 128, incremental potential common shares from stock options  and warrants are excluded in the calculation of diluted loss per share when the effect would be antidilutive.  Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the three month period ended September 30, 2003 and the three and nine month periods ended September 30, 2002, reflected in the accompanying financial statements.

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$(7,005)	$(30,482)	$293	$(91,301)
Average common shares outstanding	90,687	81,222	84,952	81,152
Basic	$(0.08)	$(0.38)	$0.00	$(1.13)

Diluted
Net income (loss)	$(7,005)	$(30,482)	$293	$(91,301)
Average common shares outstanding Effect of:	90,687	81,222	84,952	81,152
Dilutive options	—	—	1,195	—
Dilutive securities	—	—	7,341	—
Average common shares outstanding assuming dilution	90,687	81,222	93,488	81,152
Diluted	$(0.08)	$(0.38)	$0.00	$(1.13)

The following table summarizes the securities outstanding, which are excluded from the income (loss) per share calculation, when amounts would have an antidilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Stock options	6,658,300	5,586,000	6,658,300	5,586,000
Warrants	3,665,183	3,665,183	3,665,183	3,665,183
Total	10,323,483	9,251,183	10,323,483	9,251,183

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following (in thousands):

September 30, 2003

December 31, 2002

Network equipment	$325,422	$310,709
Vehicles	1,311	1,268
Furniture and office equipment	11,845	10,855
Leasehold improvements	4,022	3,727
Land	130	130
Buildings	4,670	4,670
	347,400	331,359
Accumulated depreciation	(84,317)	(55,771)
Property and equipment, net	$263,083	$275,588

Depreciation expense was approximately $9.8 million and $9.1 million for the three months ended September 30, 2003 and 2002, respectively, and approximately $28.6 million and $25.4 million for the nine months ended September 30, 2003 and 2002, respectively.

6. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

Long-term debt and capital lease obligations outstanding as of September 30, 2003 and December 31, 2002 were as follows (in thousands):

September 30, 2003

December 31, 2002

Senior secured credit facility	$230,000	$245,000
Building mortgage and other long-term liabilities	3,503	3,653
Capital lease obligations	161	564
Senior discount notes	48,180	—
Less: Discount	(9,053)	—
Series B senior discount notes	14,515	—
Less: Discount	(2,721)	—
Less: Detachable warrants	(3,916)	—
Senior subordinated discount notes	100,380	300,000
Less: Discount	(18,887)	(79,865)
Less: Detachable warrants	(3,498)	(11,631)
Subtotal	358,664	457,721
Future cash flows associated with senior discount notes for interest and other	42,779	—
Total long-term debt and capital lease obligations	401,443	457,721
Less: Current maturities	5,645	683
Total long-term debt and capital lease obligations, excluding current maturities	$395,798	$457,038

The interest rates for the senior secured credit facility ranged from 4.2% to 6.2% during the nine months ended September 30, 2003.

On April 11, 2000, Operating Company issued 14% senior subordinated discount notes. See Note 7 for additional information.

On March 31, 2000, Operating Company entered into a $250.0 million senior secured credit facility with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto, which was guaranteed by UbiquiTel.  The credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. The Company’s obligations under the credit agreement are secured by all of the Company’s assets. On March 1, 2001, Operating Company and Paribas and the other lenders under the senior secured credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel’s acquisition of VIA Wireless.  The additional borrowing increased the term loan B to $125.0 million. Operating Company fully drew down the term loans according to a mandatory draw down schedule during the years ended December 31, 2002, 2001 and 2000. As described below, the credit facility was reduced to $280.0 million in February 2003. As described in Note 2 (Liquidity), the unused revolving line of credit was reduced to approximately $47.7 million during the quarter ended September 30, 2003. In conjunction with the closing in March 2000, the increase of the facility in March 2001, an amendment executed in July 2002 and an amendment executed in February 2003, Operating Company incurred financing fees of approximately $11.6 million which are being amortized over the term of the credit facility.

The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008.  The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The amount of each of the quarterly consecutive installments increases incrementally in accordance with the credit facility agreement.  The amount that can be borrowed and outstanding under the revolving loan reduces in seven quarterly reductions beginning in December 2005. Effective March 1, 2003, Operating Company can voluntarily prepay the term loans without a prepayment premium.

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

The Company has a mortgage relating to a building and land with a balance of approximately $3.5 million at September 30, 2003. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000.  The mortgage is due to be repaid in full by April 2015.

In July 2002, the Company entered into an amendment to its senior secured credit facility. The amendment primarily adjusted certain financial covenants, provided for new financial covenants regarding minimum cash balances and minimum consolidated EBITDA (each as defined in the credit facility), and imposed additional conditions on the availability of drawings under the revolving line of credit. The Company must meet the following financial and operating covenants: minimum levels for subscribers, revenues, cash balances and network coverage, and maximum capital spending limits; and must achieve financial ratios including total debt to adjusted EBITDA and senior debt to adjusted EBITDA (each as defined in the credit facility). Beginning with the three months ending June 30, 2004, the Company also must achieve minimum EBITDA and meet additional financial ratios including interest coverage to EBITDA, total debt to EBITDA and senior debt to EBITDA (each as defined in the credit facility), among other restrictions. Beginning with the three months ending March 31, 2006, the Company also must maintain a fixed charge coverage ratio (as defined in the credit facility). The Company obtained an amendment to its senior secured credit facility on October 10, 2003 that made the Company in compliance with the minimum subscriber covenant for the quarter ended September 30, 2003. The Company presently is in compliance with all financial and operational covenants associated with its senior secured credit facility, 14% senior subordinated discount notes, 14% senior discount notes and 14% Series B senior discount notes.

In February 2003, Operating Company consummated certain transactions which reduced its long-term debt outstanding and related future minimum annual principal payments due on the amounts outstanding under the senior secured credit facility and the 14% senior subordinated discount notes.  See Note 7 for additional information.  The Company accounted for these transactions in accordance with SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), and EITF Issue No. 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15” (“EITF 02-04”). Also in February 2003, Operating Company and the lenders under the senior secured credit facility amended the credit facility to gain the lenders’ consent to the transactions described above, which terms included a $15.0 million partial prepayment against the outstanding $245.0 million principal balance of term loans as of December 31, 2002 and the reduction of the unused $55.0 million revolving line of credit to $50.0 million, which was reduced to $47.7 million during the quarter ended September 30, 2003 as described in Note 2 (Liquidity).

In a series of transactions during the three months ended June 30, 2003, Operating Company purchased a portion of its aggregate principal amount of outstanding 14% senior subordinated discount notes and issued additional 14% Series B senior discount notes and detachable warrants.  See Note 7 for additional information.

7. WHOLLY-OWNED OPERATING SUBSIDIARY AND DEBT RETIREMENTS

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

As a condition to these transactions, Operating Company’s senior lenders required Operating Company to prepay $15.0 million of its outstanding term loans under its senior secured credit facility, thereby reducing the outstanding term loans under the senior secured credit facility to $230.0 million. In addition, the $55.0 million unused revolving line of credit was permanently reduced by $5.0 million to $50.0 million, which was reduced to $47.7 million during the quarter ended September 30, 2003 as described in Note 2 (Liquidity).

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

As a result of these transactions, the Company reduced overall debt by approximately $146.7 million aggregate principal amount ($113.8 million aggregate accreted value) and annual cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million beginning in 2006, providing cumulative savings of approximately $243.0 million.

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

Additionally, in a series of transactions during the three months ended June 30, 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of Existing Notes, and Operating Company issued approximately $1.7 million aggregate principal amount of additional Series B Notes.  Under these private placement sales, the Company issued detachable warrants to purchase up to approximately 1.3 million shares of its common stock at an exercise price of $0.01 per share. Three directors of UbiquiTel or their affiliates participated in the private placement sales for aggregate consideration of approximately $0.4 million, and were issued approximately $0.6 million aggregate principal amount of Series B Notes and approximately 0.4 million detachable warrants. In connection with these transactions, the Company wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized discount on detachable warrants related to the original issuance of the Existing Notes, which reduced the gain resulting from the open market purchases.  The Company recorded a gain of approximately $3.9 million during the three months ended June 30, 2003. The holders have exercised all of the warrants issued in connection with the issuance of the Series B Notes and UbiquiTel issued 10,913,607 shares of its common stock in the aggregate upon the exercises.

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

•                                          changes in Sprint’s fee structure with UbiquiTel;

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

•                                          Sprint PCS’ credit policies;

•                                          customer quality;

•                                          the marketability, liquidity and price volatility of UbiquiTel’s common stock;

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

Use of Certain Terms

During the three months ended June 30, 2003, we initiated a reseller program with Virgin Mobile USA in our markets, pursuant to which Virgin Mobile began reselling wireless services to its customers on a pre-paid basis using our network in our markets.  As of September 30, 2003, we had approximately 8,300 reseller subscribers and approximately 305,000 subscribers excluding resellers, for a total subscriber base of 313,300.  In this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding resellers.

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

In August 2003, we amended our Sprint PCS management agreement to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population to approximately 10.0 million.

As of September 30, 2003, we had approximately 305,000 subscribers excluding resellers and approximately 8,300 reseller subscribers, for a total subscriber base of approximately 313,300.  Our network covered approximately 7.8 million residents which represented approximately 78% of the licensed population in our markets.

From our inception on September 29, 1999 through September 30, 2003, we have incurred losses of approximately $273.4 million. We expect to continue to incur net losses through at least 2005. From our inception through September 30, 2003, we have used approximately $345.7 million in cash for operating activities and capital expenditures, exclusive of approximately $79.6 million worth of network equipment acquired as part of the Spokane market and VIA Wireless purchases. We also expect to continue to use cash for operating activities and capital expenditures through 2003. At September 30, 2003, we had approximately $61.1 million of cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $47.7 million. We believe we have sufficient cash and cash equivalents to fund capital expenditures, including the completion of our build-out, working capital requirements and operating losses until we generate positive cash flow.

As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS and for the period from our inception through October 31, 2003, Sprint PCS was entitled to receive 8.0% of collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. Effective November 1, 2003 and in accordance with the terms of the addendum to the management agreement as discussed below in “Sprint PCS Management Agreement and Services Agreement

Amendment,” Sprint is entitled to receive 8.0% of billed revenue less current period bad debts from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network. We are responsible for building, owning and managing the portion of the Sprint PCS network located in our markets under the Sprint and Sprint PCS brand names. Our results of operations are dependent on Sprint PCS’ network and, to a lesser extent, on the networks of other affiliates of Sprint PCS.

As a PCS affiliate of Sprint, we purchase a full suite of support services from Sprint PCS. We have access to these services during the term of our management agreement unless Sprint PCS provides us at least nine months’ advance notice of its intention to terminate any particular significant service. We are purchasing customer billing and collections, customer care, subscriber activation including credit verification, handset logistics, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance and operator services, long distance and roaming clearinghouse services. If Sprint PCS terminates service, our operations may be interrupted or restricted.

Sprint PCS Management Agreement and Services Agreement Amendment

In November 2003, we entered into an addendum with Sprint PCS that modified several provisions of the management and services agreements that govern our relationship with Sprint PCS.  A summary of the key provisions in the addendum are noted below:

•                  Sprint PCS consolidated several support services relating to billing, customer care, collections, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to as Sprint CCPU service.  We have agreed to continue to purchase the Sprint CCPU service from Sprint PCS for the period November 2003 through December 2006 and pay a monthly rate of $7.70 per subscriber.  Beginning in 2007, the monthly rate for the next three years for Sprint CCPU service will be based on a to-be-determined percentage of Sprint PCS’ reported cash cost per user (“CCPU”).  If we and Sprint PCS cannot agree to a new rate for any future three year period beyond 2006, we have the option to continue to purchase the Sprint CCPU service and have an arbitrator determine the new rate or self provision or procure those services elsewhere.

•                  Sprint PCS consolidated several services relating to subscriber activation, credit verification and handset logistics into one service referred to as Sprint CPGA service.  We have agreed to continue to purchase the Sprint CPGA service from Sprint PCS for the period November 2003 through December 2006 at a monthly rate of 5.2% of Sprint PCS’ cost per gross addition (“CPGA”).  Beginning in 2007, the monthly percentage rate for the next three years for Sprint CPGA service will be based on a to-be-determined percentage of Sprint PCS’ reported CPGA.  If we and Sprint PCS cannot agree to a new rate for any future three year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self provision or procure those services elsewhere.

•                  We earn travel revenues when a Sprint PCS subscriber outside our markets travels onto our network.  Similarly, we pay Sprint PCS when our subscribers use the Sprint PCS nationwide network outside our markets.  The Sprint PCS travel rate will continue to be $0.058 per minute of use plus the actual long distance charges incurred through December 2006.  Beginning in 2007, the Sprint PCS travel rate will change annually to equal 90% of Sprint PCS’ retail yield from the prior year.  Sprint PCS’ retail yield is defined as Sprint PCS’ average revenue per user for voice services divided by the average minutes of use per month per user.

•                  We earn reseller revenue when a reseller subscriber uses our PCS network in our markets.  The reseller rate will be $0.058 per minute of use from November 2003 through December 2006.  Beginning in 2007, the Sprint PCS reseller rate will change annually to equal 90% of Sprint PCS’ retail yield from the prior year. Sprint PCS’ retail yield is defined as Sprint PCS’ average revenue per user for voice services divided by the average minutes of use per month per user.

•                  We have the right to be offered through December 2006 any future changes that Sprint PCS may offer to another Sprint PCS affiliate of similar size (defined as more than 3.0 million covered POPs).  If exercised, we must accept all changes to the management and services agreements of the other affiliate.

•                  Under certain conditions, we are provided protective rights to decline to implement future program requirement changes that could be imposed by Sprint PCS and adversely effect our business.  A program requirement change can generally alter certain operating parameters of our business to coincide with changes that are being made by Sprint PCS nationally and could affect our revenues, expenses and/or capital expenditures.

During the three month period ended September 30, 2003, we recorded a one-time adjustment to reduce operating expenses by approximately $3.2 million relating to the resolution of more than $7.5 million of previously disputed charges with Sprint PCS for which we had fully reserved the amounts under dispute.  The adjustment reduced cost of service and operations expense by approximately $3.2 million and we paid Sprint PCS approximately $4.3 million in conjunction with other previously disputed charges in November 2003.

Critical Accounting Policies

We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

Revenue Recognition:

We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. We record service revenues, consisting of subscriber revenues, reseller revenues, Sprint PCS travel revenues and non-Sprint PCS roaming revenues, and equipment revenues consisting of sales of handsets and accessories. Subscriber revenues consist of monthly recurring service charges for voice and third generation data (“3G data”) services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Our revenue recognition policies are consistent with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements” (“EITF 00-21”), and Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” promulgated by the Securities and Exchange Commission.

We recognize service revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, we deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which is estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately.  For the three months ended September 30, 2003 and 2002, we recognized approximately $1.3 million and $0.8 million, respectively, of activation fee revenue and for the nine months ended September 30, 2003 and 2002, we recognized approximately $3.6 million and $2.0 million, respectively, of activation fee revenue. We have deferred approximately $6.1 million and $6.4 million of activation fee revenue and related costs as of September 30, 2003 and December 31, 2002, respectively, to future periods. We have determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables.  Upon adoption of EITF 00-21, we discontinued deferring non-refundable, up-front activation fees and associated costs for our direct sales channels.  Additionally, direct sales channel activation fees are now included in equipment revenues rather than service revenues in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. Approximately $0.6 million of activation fees were included in equipment revenues for the three months ended September 30, 2003.

During the three months ended June 30, 2003, we initiated the reseller program with Virgin Mobile USA.  We record reseller revenues as Virgin Mobile USA customers use our PCS network.  For the three and nine months ended September 30, 2003, we recorded approximately $59,000 and $70,000 in reseller revenues, respectively.

We record Sprint PCS travel revenue on a per-minute rate or on a per kilobyte rate when a Sprint PCS or reseller subscriber based outside our markets uses our network. We earned approximately $13.8 million and $17.1 million of Sprint PCS travel revenue for the three months ended September 30, 2003 and 2002, respectively, and approximately $34.9 million and $40.7 million of Sprint PCS travel revenue for the nine months ended September 30, 2003 and 2002, respectively. We record non-Sprint PCS roaming revenue when a non-Sprint PCS subscriber uses our network. We earned approximately $3.9 million and $2.2 million of non-Sprint PCS roaming revenue for the three months ended September 30, 2003 and 2002, respectively, and approximately $9.9 million and $3.9 million of non-Sprint PCS roaming revenue for the nine months ended September 30, 2003 and 2002, respectively.

Equipment revenue consists of proceeds from sales of handsets and accessories which are recorded at the time of sale. Revenues from sales of handsets and accessories represent a separate earnings process from service revenues because sales of handsets and accessories do not require customers to subscribe to wireless services. We account for rebates, discounts and other sales incentives as a reduction to revenue. Beginning July 1, 2003, equipment revenue also includes an allocation of the arrangement consideration from activation revenue received as part of revenue arrangements with multiple deliverables.

We participate in the Sprint national and regional distribution programs in which national retailers such as Radio Shack, Best Buy and Costco sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under our Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in our markets, we are obligated to reimburse Sprint for the handset subsidy. We do not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, we include these handset subsidy charges in cost of products sold in the consolidated statements of operations. Handset subsidy charges included in cost of products sold for the three months ended September 30, 2003 and 2002 were approximately $4.1 million and $3.0 million, respectively, and approximately $11.4 million and $8.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Revenue and Cost Data Provided by Sprint PCS:

We place substantial reliance on the timeliness, accuracy and sufficiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. At times, we have been invoiced by Sprint for charges that we believe to be contractually incorrect. We review all charges from Sprint and dispute charges if appropriate based upon our interpretation of our agreements with Sprint PCS.  When Sprint does not notify us timely for charges that we have incurred or when we are invoiced for charges that we believe to be incorrect, we record estimates primarily based on our historical trends and our estimate for the amount which we believe we will remit to Sprint after the disputed item or items have been settled.

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

Long-Lived Assets and Goodwill:

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. SFAS No. 142 also requires interim tests when an event has occurred that more likely than not has reduced the fair value of such assets.  We will assess on an annual basis the fair values of the reporting unit housing the goodwill and intangibles and, if necessary, assess on an annual basis for any impairment. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2002, we completed our annual impairment review for the year ended December 31, 2002 and determined that no impairment charge was required.  Management does not believe that any significant changes have occurred since year end and thus no write-offs have been made. Management will continue to monitor any triggering events and perform re-evaluations, as necessary, and we will complete our annual impairment review for the year ended December 31, 2003 as of October 31, 2003.

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of VIA Wireless, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the VIA Wireless subscriber base, the right to be the exclusive provider of Sprint PCS services in the markets in which VIA Wireless operated and the California PCS licenses subsequently sold to VoiceStream Wireless. For the subscriber base a useful life of 20 months was assigned effective April 1, 2002. For the period from the date of acquisition (August 13, 2001) to March 31, 2002, the subscriber base was amortized using a useful life of 36 months. As of March 31, 2003, the VIA Wireless subscriber base was fully amortized. For the right to provide service under the Sprint PCS management agreement, a useful life of 18 years has been assigned. In April 2000, we acquired the Spokane, Washington market from Sprint PCS. Included in the asset valuation for this purchase was the Sprint PCS customer base for this market. For the subscriber base a useful life of 33 months was assigned effective April 1, 2002. For the period from the date of acquisition in April 2000 to March 31, 2002, the subscriber base was amortized using a useful life of 60 months. As of December 31, 2002, the Spokane market subscriber base was fully amortized. VIA Wireless’ Sprint PCS management agreement will be amortized over its estimated useful life of 18 years.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”).  The Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity must be classified and measured.  SFAS No. 150 requires that a financial instrument that is within its scope be classified as a liability, or an asset in some circumstances.  Many of those instruments were previously classified as equity.  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise if effective at the beginning of the first interim period beginning after June 15, 2003, excluding mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries, for which the provisions of this Statement have been deferred indefinitely pursuant to FASB Staff Position 150-3.  We have determined that we currently have no instruments within the scope of this Statement.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003.  We do not have any contracts that are derivatives or that contain embedded derivatives.

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

Our network is primarily located on leased property and we have certain legal obligations, principally related to our tower leases, which fall within the scope of SFAS No. 143. These legal obligations primarily include certain obligations to remediate leased land on which our tower assets are located.  In addition to our tower leases, we have leases related to switch site, retail and administrative locations subject to the provisions of SFAS No. 143. In the third quarter of 2003, we recorded an initial asset retirement obligation of approximately $0.3 million, and capitalized the same amount by increasing the carrying cost of the related asset.  Additionally during the third quarter, approximately $0.1 million of accretion expense was recorded to increase the asset retirement obligation to its present value, and the capitalized costs were depreciated by approximately $0.1 million.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities—An Interpretation of Accounting Research Bulletin (ARB) No. 51” (“FIN 46”). This interpretation clarifies how to identify variable interest entities and how a company should assess its interests in a variable interest entity to decide whether to consolidate the entity. FIN 46 applies to variable interest entities created after January 31, 2003, in which a company obtains an interest after that date. The FASB has delayed implementation of FIN 46 for variable interest entities created before February 1, 2003 until the first fiscal quarter or interim period ending after December 15, 2003. We do not have any ownership in variable interest entities.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This interpretation expands the disclosures to be made by a guarantor about its obligations under certain guarantees and requires that, at the inception of a guarantee, a guarantor recognize a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective immediately.  As disclosed in Note 7 to the Consolidated Financial Statements, UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under its 14% senior subordinated discount notes, 14% senior discount notes and 14% Series B senior discount notes. The initial recognition and measurement provisions of this interpretation are effective for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provisions of this interpretation did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the EITF issued EITF Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). Among other items, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor’s products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor’s products. This treatment is effective for arrangements entered into or modified on or after January 1, 2003. The adoption of EITF 02-16 did not have a material impact on our financial position, results of operations or cash flows.

In November 2002, the EITF issued EITF Issue No. 00-21, “Accounting for Multiple-Element Revenue Arrangements.” EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values.  EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003. We have determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, we discontinued deferring non-refundable, up-front activation fees and associated costs for our direct sales channels. Additionally, direct sales channel activation fees are now included in equipment revenue rather than service revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. We adopted this new pronouncement effective July 1, 2003 on a prospective basis which did not have a material impact on our financial position, results of operations or cash flows.

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

Analysis of the three months ended September 30, 2003 compared to the three months ended September 30, 2002

Customer Net Additions

As of September 30, 2003, we provided personal communications services to approximately 305,000 customers compared to approximately 234,600 customers as of September 30, 2002.  During the three months ended September 30, 2003, we added 13,200 net additions compared to 18,800 net additions for the prior period.  The decrease in net customers acquired was primarily attributable to lower sales due to the intense competition from other national wireless telecommunications companies.

Churn

Churn is the monthly rate of customer turnover for subscribers expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period. Churn for the three months ended September 30, 2003 was approximately 3.4% compared to 4.3% for the three months ended September 30, 2002.  The decrease in churn was primarily the result of an improvement in the credit quality of the overall customer base. At September 30, 2003, the overall mix of our customer base was 73% prime, 20% sub-prime with deposits and 7% sub-prime without deposits. At September 30, 2002, the overall mix of our customer base was 67% prime, 13% sub-prime with deposits and 20% sub-prime without deposits.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly service revenue per customer, excluding roaming and reseller revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended September 30, 2003 and 2002, our ARPU was approximately $58 and $58, respectively. Higher monthly access charges were offset by a decrease in overage charges attributable to a higher mix of customers on large anytime minutes rate plans and lower cancellation fees resulting from lower customer churn.

Cash Cost Per User (CCPU)

Cash cost per user summarizes the average monthly cash costs to provide digital wireless mobility communications services per customer.  CCPU is computed by dividing the sum of cost of service and operations and general and administrative expenses by the average subscribers for the period.  During the three months ended September 30, 2003 and 2002, our CCPU was approximately $42 and $65, respectively.  The decrease in CCPU primarily resulted from decreases in network operating, Sprint PCS travel and bad debt expense on a per subscriber basis, and an approximate $4 credit per subscriber from a one-time adjustment of $3.2 million relating to the resolution of disputed charges with Sprint PCS that was recorded during the three months ended September 30, 2003.  The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base, a reduction in interconnection rates, and the resolution of disputed charges with Sprint PCS.  The decrease in Sprint PCS travel expense was primarily due to the reduction in the reciprocal roaming rate with Sprint PCS from $0.10 per minute during 2002 to $0.058 per minute effective January 1, 2003. The decrease in bad debt expense was primarily attributable to the resolution of disputed charges with Sprint PCS, the improvement in the credit quality of our subscriber base, tighter credit policies, the re-instatement of deposits in late February 2002 and higher recoveries of previously written-off customer account balances.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded.  That net amount is then divided by the gross customers acquired during the period.  CPGA was approximately $466 for the three months ended September 30, 2003 which is comparable to approximately $474 for the three months ended September 30, 2002.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the three months ended September 30, 2003 and 2002 was approximately $51.6 million and $39.6 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and 3G data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections.  Our customers’ charges are dependent on their rate plans, based on the number of minutes and 3G data usage included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base.

•                  Reseller Revenue.  Reseller revenue is generated when a reseller subscriber uses our PCS network.  Reseller revenues were approximately $59,000 and $0 for the three months ended September 30, 2003 and 2002, respectively, and were generated under the reseller agreement with Virgin Mobile USA.  In the future, we anticipate receiving additional incremental revenue from Qwest for customers who use our network under the Qwest reseller agreement that Sprint announced in early August 2003.

•                  Sprint PCS Travel Revenue.  Travel revenue is generated on a per-minute rate or on a per kilobyte rate when a Sprint PCS subscriber based outside our markets uses our network.  An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area and the long distance rate we receive is based on the actual wholesale transport and terminating calls associated with the originating switch. The travel and long distance rates for 2002 were $0.10 per minute and approximately $0.02 per minute, respectively. Effective January 1, 2003, the travel rate per minute was reduced to approximately $0.058 per minute, and for the three months ended September 30, 2003 the long distance rate was approximately $0.012 per minute.

During the three months ended September 30, 2003, our network captured approximately 195.5 million of system travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $13.8 million in travel revenue. During the three months ended September 30, 2002, our network captured approximately 155.0 million of system travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $17.1 million in travel revenue. The decrease in Sprint PCS travel revenue was primarily due to the decrease in the reciprocal Sprint PCS travel rate and long distance rate per minute offset by the increase in travel and long distance minutes of use and 3G data usage.

•                  Non-Sprint PCS Roaming Revenue.  Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network.  We earned approximately $3.9 million in non-Sprint PCS roaming revenue during the three months ended September 30, 2003 compared to approximately $2.2 million during the three months ended September 30, 2002.  Non-Sprint PCS roaming minutes increased from 13.0 million during the three months ended September 30, 2002 to 27.1 million during the three months ended September 30, 2003. The increase in roaming minutes represented a $2.4 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $0.7 million reduction of roaming revenue.

•                  Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended September 30, 2003 and 2002 from equipment revenue totaled approximately $3.5 million and $2.1 million, respectively, and the increase was primarily due to higher average retail prices for handsets and the allocation of activation revenue to equipment revenue based on relative fair values in accordance with EITF 00-21, which we adopted on July 1, 2003, offset by a decrease in gross additions.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $15.4 million during the three months ended September 30, 2003 compared to approximately $17.0 million during the three months ended September 30, 2002. The decrease in network operations expenses was primarily attributable to a $2.0 million reduction of expense related to the resolution of disputed charges with Sprint PCS and lower interconnect and telecommunications charges, partially offset by an increase in rent for radio communications sites. The number of active radio communications sites increased from 816 at September 30, 2002 to 850 at September 30, 2003.

•                  Sprint PCS Travel Expense. We pay Sprint PCS travel fees on a per-minute rate or on a per kilobyte rate when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. During the three months ended September 30, 2003, our customers generated approximately 119.6 million of travel minutes with approximately 63% of those minutes generating long distance charges which resulted in approximately $8.4 million in travel fees. During the three months ended September 30, 2002, our customers generated approximately 78.7 million of travel minutes with approximately 66% of those minutes generating long distance charges which resulted in approximately $8.7 million in travel fees. The decrease in travel expense was attributable to the decrease in the reciprocal Sprint PCS travel rate and long distance rate per minute offset by the increase in travel and long distance minutes of use and 3G data usage. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS’ or another Sprint PCS affiliate’s network and the long distance rate per minute of use both decreased in 2003 as compared to 2002. For the year ended December 31, 2003, we expect an increase in travel fees resulting from increasing subscriber levels in our markets to be partially offset by the lower per minute travel and long distance rates paid to Sprint PCS.

•                  Non-Sprint PCS Roaming Expense. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended September 30, 2003, our customers generated approximately 3.0 million of roaming minutes resulting in approximately $0.7 million in roaming fees. During the three months ended September 30, 2002, our customers generated approximately 2.7 million of roaming minutes resulting in approximately $1.1 million in roaming fees. The decrease in roaming expense of approximately $0.4 million was attributable to the increase in roaming minutes offset by a decrease in the average non-Sprint PCS roaming rate paid to other carriers.

•                  Bad Debt Expense.  Bad debt expense during the three months ended September 30, 2003 was a credit of approximately $0.1 million compared to bad debt expense of approximately $5.9 million for the three months ended September 30, 2002.  Bad debt expense for the three months ended September 30, 2003 included a one-time credit adjustment of approximately $1.2 million due to the resolution of disputed charges with Sprint PCS. The remaining decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base, tighter credit policies, the re-instatement of deposits in late February 2002 and higher recoveries of previously written-off customer account balances.

•                  Operating Expenses.  Operating expenses during the three months ended September 30, 2003 and 2002 were approximately $5.6 million and $4.8 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base, in addition to increases in fees charged by Sprint for their services.

Cost of Products Sold

The cost of products sold included the costs of handsets and accessories and totaled approximately $10.7 million and $9.5 million during the three months ended September 30, 2003 and 2002, respectively.  The cost of handsets normally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. The increase in cost of products sold was primarily attributable to the increase in handset subsidies and upgrade costs during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Handset subsidies on units sold by third parties totaled approximately $4.1 million and $3.0 million for the three months ended September 30, 2003 and 2002, respectively.

Selling and Marketing

Selling expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred expenses of approximately $13.1 million and $15.3 million during the three months ended September 30, 2003 and 2002, respectively.  The decrease in selling and marketing expenses was primarily attributable to lower advertising and marketing costs.

General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $7.9 million and $6.8 million during the three months ended September 30, 2003 and 2002, respectively. General and administrative expenses included approximately $4.3 million and $2.8 million of management fee expense (defined as 8% of collected revenues for the three months ended September 30, 2003 and 2002) paid to Sprint PCS during the three months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses was attributable to the increase in management fee expense resulting from the increase in our subscriber base, offset by other expense savings of approximately $0.4 million.

Non-Cash Compensation for General and Administrative Matters

During the three months ended September 30, 2003 and 2002, non-cash compensation for general and administrative matters totaled approximately $47,000 and $0.1 million, respectively.  We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity incentive plan.  Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended September 30, 2003 and 2002 totaled approximately $11.0 million and $13.9 million, respectively.  We depreciate our property and equipment using the straight-line method over four to 10 years.  A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 20 months to 18 years.  Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value. The decrease in depreciation, amortization and accretion expense was primarily due to an approximate $3.8 million decrease in amortization expense attributable to the Spokane market and VIA Wireless subscriber bases, which were fully amortized as of December 31, 2002 and March 31, 2003, respectively, partially offset by an approximate $0.8 million increase in depreciation expense.

Interest Income

For the three months ended September 30, 2003 and 2002, interest income was approximately $0.1 million and $0.4 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.  The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the three months ended September 30, 2003 than during the three months ended September 30, 2002.

Interest Expense

Interest expense totaled approximately $7.0 million during the three months ended September 30, 2003. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes due 2010 and 14% per annum on our Series B senior discount notes due 2008.  Interest on our senior secured credit facility was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. During the three months ended September 30, 2002, interest expense was approximately $11.9 million. The decrease in interest expense was primarily due to lower debt levels during the three months ended September 30, 2003 than during the three months ended September 30, 2002 as a result of the debt-for-debt exchange offer consummated in February 2003 and the open market purchases of 14% senior subordinated discount notes during the three months ended June 30, 2003, partially offset by the interest expense attributable to the Series B senior discount notes issued in February 2003 and during the three months ended June 30, 2003.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility, senior subordinated discount notes and Series B senior discount notes.

Income Taxes

For the three months ended September 30, 2003 and 2002, we recognized an income tax expense of approximately $0.2 million and an income tax benefit of approximately $2.9 million, respectively. The $0.2 million income tax expense recorded during the three months ended September 30, 2003 represents a deferred tax adjustment to establish a valuation allowance against our deferred tax assets since we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to taxable goodwill as the result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.” Approximately $2.1 million of the tax benefit recorded during the three months ended September 30, 2002 was monetized during the three months ended June 30, 2003 due to the receipt of a federal income tax refund. The refund was the result of carrying back 2002 net operating losses from our wholly owned VIA Holding subsidiary (which has since been merged into Operating Company) to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies.  The remaining $0.8 million tax benefit recorded during the three months ended September 30, 2002 was due to consolidated net operating loss carryforwards that reduced the net deferred tax liability on our consolidated balance sheet.

Net Loss

For the three months ended September 30, 2003 and 2002, our net loss was approximately $7.0 million and $30.5 million, respectively. The decrease in net loss was primarily due to the increase in revenues resulting from the increase in our subscriber base, the decrease in bad debt expense resulting from the improvement in the credit quality of the subscriber base, the decrease in interest expense resulting from the debt restructuring and the one-time adjustment of $3.2 million relating to the resolution of disputed charges with Sprint PCS.

Analysis of the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002

Customer Net Additions

During the nine months ended September 30, 2003, we added 48,000 net additions compared to 57,600 net additions for the prior period.  The decrease in net customers acquired was primarily attributable to lower sales due to the intense competition from other national wireless telecommunications companies.

Churn

Churn for the nine months ended September 30, 2003 was approximately 3.3% compared to 4.2% for the nine months ended September 30, 2002.  The decrease in churn was primarily the result of an improvement in the credit quality of the overall customer base.

Average Revenue Per User (ARPU)

During the nine months ended September 30, 2003 and 2002, our ARPU was approximately $57 and $58, respectively. The decrease in ARPU primarily resulted from a decrease in overage charges attributable to a higher mix of customers on large anytime minutes rate plans and lower cancellation fees resulting from lower customer churn.

Cash Cost Per User (CCPU)

During the nine months ended September 30, 2003 and 2002, our CCPU was approximately $45 and $65, respectively.  The decrease in CCPU primarily resulted from decreases in network operating, Sprint PCS travel and bad debt expense on a per subscriber basis, and an approximate $1 credit per subscriber from a one-time adjustment of $3.2 million relating to the resolution of disputed charges with Sprint PCS that was recorded during the three months ended September 30, 2003.  The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base and a reduction in interconnection rates. The decrease in Sprint PCS travel expense was primarily due to the reduction in the reciprocal roaming rate with Sprint PCS from $0.10 per minute during 2002 to $0.058 per minute effective January 1, 2003.  The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our subscriber base, tighter credit policies, the re-instatement of deposits in late February 2002, higher recoveries of previously written-off customer account balances and the resolution of disputed charges with Sprint PCS.

Cost Per Gross Addition (CPGA)

CPGA was approximately $450 for the nine months ended September 30, 2003 which is comparable to approximately $447 for the nine months ended September 30, 2002.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the nine months ended September 30, 2003 and 2002 was approximately $144.1 million and $109.6 million, respectively. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base.

•                  Reseller Revenue.  Reseller revenues were approximately $70,000 and $0 for the nine months ended September 30, 2003 and 2002, respectively, and were generated under the reseller agreement with Virgin Mobile USA.

•                  Sprint PCS Travel Revenue.  During the nine months ended September 30, 2003, our network captured approximately 500.4 million of system travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $34.9 million in travel revenue. During the nine months ended September 30, 2002, our network captured approximately 355.9 million of system travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $40.7 million in travel revenue. The decrease in Sprint PCS travel revenue was primarily due to the decrease in the reciprocal Sprint PCS travel rate and long distance rate per minute offset by the increase in travel and long distance minutes of use and 3G data usage.

•                  Non-Sprint PCS Roaming Revenue.  We earned approximately $9.9 million in non-Sprint PCS roaming revenue during the nine months ended September 30, 2003 compared to approximately $3.9 million during the nine months ended September 30, 2002.  Non-Sprint PCS roaming minutes increased from 20.0 million during the nine months ended September 30, 2002 to 68.4 million during the nine months ended September 30, 2003. The increase in roaming minutes represented an approximate $9.5 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented an approximate $3.6 million reduction of roaming revenue.

•                  Equipment Revenue.    The amounts recorded during the nine months ended September 30, 2003 and 2002 from equipment revenue totaled approximately $8.4 million and $6.4 million, respectively, and the increase was primarily due to higher average retail prices for handsets and the allocation of activation revenue to equipment revenue based on relative fair values in accordance with EITF 00-21, which we adopted on July 1, 2003, offset by a decrease in gross additions.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses totaled approximately $49.0 million during the nine months ended September 30, 2003 compared to approximately $48.2 million during the nine months ended September 30, 2002. The increase in network operations expenses was primarily attributable to the increase in radio communications site rent offset by lower interconnect and telecommunications charges and $2.0 million of expense reductions related to the resolution of disputed charges with Sprint PCS.

•                  Sprint PCS Travel Expense. During the nine months ended September 30, 2003, our customers generated approximately 305.5 million of travel minutes with approximately 63% of those minutes generating long distance charges which resulted in approximately $21.2 million in travel fees. During the nine months ended September 30, 2002, our customers generated approximately 178.1 million of travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately

$19.9 million in travel fees. The increase in travel expense was attributable to the increase in travel and long distance minutes of use and 3G data usage offset by the decrease in the reciprocal Sprint PCS travel rate.

•                  Non-Sprint PCS Roaming Expense. During the nine months ended September 30, 2003, our customers generated approximately 7.0 million of roaming minutes resulting in approximately $1.8 million in roaming fees. During the nine months ended September 30, 2002, our customers generated approximately 6.2 million of roaming minutes resulting in approximately $2.5 million in roaming fees. The decrease in roaming expense of $0.7 million was attributable to a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers.

•                  Bad Debt Expense. Bad debt expense during the nine months ended September 30, 2003 and 2002 was approximately $2.5 million and approximately $19.6 million, respectively.  Bad debt expense for the nine months ended September 30, 2003 included a one-time credit adjustment of approximately $1.2 million due to the resolution of disputed charges with Sprint PCS. The remaining decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base, tighter credit policies, the re-instatement of deposits in late February 2002 and higher recoveries of previously written-off customer account balances.

•                  Operating Expenses.  Operating expenses during the nine months ended September 30, 2003 and 2002 were approximately $16.4 million and $13.3 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of their support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base, in addition to increases in fees charged by Sprint for their services.

Cost of Products Sold

The cost of products sold included the costs of handsets and accessories and totaled approximately $29.5 million and $27.3 million during the nine months ended September 30, 2003 and 2002, respectively.  The increase in cost of products sold was primarily attributable to higher equipment subsidies partially offset by the decrease in gross sales during the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002. Handset subsidies on units sold by third parties totaled approximately $11.4 million and $8.2 million for the nine months ended September 30, 2003 and 2002, respectively.

Selling and Marketing

We incurred selling and marketing expenses of approximately $37.3 million and $40.0 million during the nine months ended September 30, 2003 and 2002, respectively.  The decrease in selling and marketing expenses was primarily attributable to lower advertising costs.

                General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $23.1 million and $19.3 million during the nine months ended September 30, 2003 and 2002, respectively.  General and administrative expenses included approximately $11.9 million and $7.6 million of management fee expense (defined as 8% of collected revenues for the nine months ended September 30, 2003 and 2002) paid to Sprint PCS during the nine months ended September 30, 2003 and 2002, respectively. The increase in general and administrative expenses was attributable to the increase in management fee expense resulting from the increase in our subscriber base and a decrease in other general and administrative expenses of approximately $0.5 million.

Non-Cash Compensation for General and Administrative Matters

During the nine months ended September 30, 2003 and 2002, non-cash compensation for general and administrative matters totaled approximately $0.2 million and $0.3 million, respectively.

Depreciation, Amortization and Accretion

Depreciation and amortization expense for the nine months ended September 30, 2003 and 2002 totaled approximately $34.7 million and $37.7 million, respectively.   The decrease in depreciation and amortization expense was primarily due to an approximate $6.3 million decrease in amortization expense attributable to the Spokane market and VIA Wireless subscriber bases, which were fully amortized as of December 31, 2002 and March 31, 2003, respectively, partially offset by an approximate $3.2 million increase in depreciation expense primarily resulting from network equipment additions from September 30, 2002 through September 30, 2003.

Interest Income

For the nine months ended September 30, 2003 and 2002, interest income was approximately $0.5 million and $1.4 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.  The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the nine months ended September 30, 2003 than during the nine months ended September 30, 2002.

Interest Expense

Interest expense totaled approximately $24.1 million during the nine months ended September 30, 2003. During the nine months ended September 30, 2002, interest expense was approximately $34.1 million. The decrease in interest expense was primarily due to lower debt levels during the nine months ended September 30, 2003 than during the nine months ended September 30, 2002 as a result of the debt-for-debt exchange offer consummated in February 2003 and the open market purchases of 14% senior subordinated discount notes during the three months ended June 30, 2003, partially offset by the interest expense attributable to the Series B senior discount notes issued in February 2003 and during the three months ended June 30, 2003.

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

Income Taxes

For the nine months ended September 30, 2003, we recognized an income tax expense of approximately $0.6 million and for the nine months ended September 30, 2002, we recognized an income tax benefit of approximately $8.7 million. The $0.6 million income tax expense recorded during the nine months ended September 30, 2003 represents a deferred tax adjustment to establish a valuation allowance against our deferred tax assets since we are no longer able to reasonably estimate the period of reversal, if any, for deferred tax liabilities related to taxable goodwill as the result of the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets.”   Approximately $6.3 million of the tax benefit recorded during the nine months ended September 30, 2002 was monetized during the three months ended June 30, 2003 due to the receipt of a federal income tax refund. The refund was the result of carrying back 2002 net operating losses from our wholly owned VIA Holding subsidiary (which has since been merged into Operating Company) to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies.  The remaining $2.4 million tax benefit recorded during the nine months ended September 30, 2002 was due to consolidated net operating loss carryforwards that reduced the net deferred tax liability on our consolidated balance sheet.

Net Income (Loss)

For the nine months ended September 30, 2003, our net income was approximately $0.3 million and for the nine months ended September 30, 2002, our net loss was $91.3 million. The reduction of the net loss was related to the gain on debt retirements and other items previously discussed.

Liquidity and Capital Resources

From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. Through September 30, 2003, we have principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital.  During late 2001, we moved from a construction and build-out phase to an operational phase.

Completion of our PCS network required substantial capital, of which approximately $261.1 million has been incurred through September 30, 2003. Although we have essentially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $30.0 million annually for maintenance, capacity enhancements and coverage improvements. As of September 30, 2003, we had 32 retail stores in operation in our markets.

As of September 30, 2003, we had approximately $61.1 million in cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $47.7 million, and our working capital was approximately $37.8 million. In June 2003, we announced that we entered into a definitive sale and lease-back agreement for the sale of wireless communication tower sites that we owned located in the central valley of California and the lease-back of space on those sites. We received $10.95 million in cash for the sale of 94 towers and related assets on October 15, 2003.  We and the purchaser executed an escrow agreement pursuant to the terms of the asset purchase agreement whereby we will place in escrow for a period of one year after the closing an amount equal to 10% of the purchase price, or approximately $1.1 million, for any indemnification claims that arise during the holdback period and are resolved in the purchaser’s favor.  In early August 2003, we announced that we had amended our Sprint PCS management agreement to remove the build-out requirement for the state of Montana, thereby reducing our projected capital expenditures and operating expenses to launch this market by approximately $25.0 million.  In addition, in early August 2003, Sprint PCS announced that it had entered into a reseller agreement with Qwest Communications allowing Qwest to provide wireless voice and data services to new and existing customers in Qwest’s service areas using Sprint’s network and the network of affiliates of Sprint who overlap with Qwest’s service areas. Qwest has approximately 30,000 to 40,000 customers in portions of our service areas in Washington, Idaho and Utah and we anticipate receiving additional incremental revenue from Qwest for customers who use UbiquiTel’s network under this reseller arrangement. Cash and cash equivalents and cash availability under our senior secured credit facility, combined with cash flow from operations, are expected to be sufficient to fund any operating losses and working capital, to meet capital expenditure needs and to service debt requirements through September 30, 2004 and into the foreseeable future. Due to a number of factors, including improving operating performance and the elimination of the Montana build-out requirement and the Qwest reseller arrangement described above, we expect to attain positive cash flow from operations less capital expenditures for the year 2004 and beyond.

Net cash provided by operating activities was approximately $17.7 million and net cash used in operating activities was approximately $34.6 million for the nine months ended September 30, 2003 and 2002, respectively.  The increase in cash provided by operating activities was primarily due to a lower operating loss and the receipt of an $8.6 million federal income tax refund.

Net cash used in investing activities was approximately $12.8 million and $40.4 million for the nine months ended September 30, 2003 and 2002, respectively.  The decrease was primarily due to lower capital expenditures for coverage expansion and 3G upgrades.

Net cash used in financing activities for the nine months ended September 30, 2003 was approximately $19.7 million, consisting primarily of a $15.0 million repayment under the senior secured credit facility and $4.6 million in financing costs directly associated with the issuance of the Series B Notes and the debt-for-debt exchange offer consummated in February 2003. For the nine months ended September 30, 2002, net cash provided by financing activities was approximately $27.9 million, consisting primarily of funding under our senior secured credit facility.

Liquidity

At September 30, 2003, we had approximately $61.1 million of cash, cash equivalents and restricted cash and an unused revolving line of credit of approximately $47.7 million. We received notice during the three months ended September 30, 2003 that the Federal Deposit Insurance Corporation had been appointed as receiver for one of the participants in our senior secured credit facility and had exercised its statutory authority to repudiate and disaffirm its obligations with respect to the credit agreement, effectively eliminating approximately $2.3 million of our availability under the revolving line of credit.  The availability of the revolving credit line is subject to continued compliance with restrictive covenants under our senior secured credit facility; however, there is uncertainty as to our ability to continue to comply with such covenants over the next twelve months. We obtained an amendment to our senior secured credit facility on October 10, 2003 that made us in compliance with the minimum subscriber covenant for the quarter ended September 30, 2003. Through September 30, 2003, we have used proceeds from our initial public offering of equity, our senior subordinated discount notes, borrowings from our senior secured credit facility, and to a lesser extent revenues, to fund capital expenditures, operating losses, working capital and cash interest needs while we built out our PCS network and acquired customers. We believe our financial position will be sufficient to meet the cash requirements of the business including: capital expenditures, operating losses, cash interest, required amortization of principal under our senior secured credit facility and working capital needs. Our projections contain significant assumptions including projections for gross new customer additions, ARPU, churn, CPGA, CCPU, bad debt expense and Sprint PCS travel and non-Sprint PCS roaming revenue. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may not be available or may not be available on acceptable terms.

On February 26, 2003, we consummated three transactions that have reduced our total debt by approximately $146.7 million and annual cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million annually beginning in 2006, providing cumulative savings of approximately $243.0 million. We completed a private placement exchange offer of $48.2 million aggregate principal amount of Operating Company’s New Notes and $9.6 million in cash for $192.7 million aggregate principal amount of Operating Company’s outstanding Existing Notes, and we also completed in a private placement a related new financing of $12.8 million aggregate principal amount of Operating Company’s Series B Notes in which we received cash proceeds of $9.6 million to fund the cash portion of the exchange. We issued detachable warrants with the Series B Notes to purchase up to approximately 9.6 million shares of UbiquiTel common stock. In connection with the exchange, UbiquiTel and the lenders under our senior secured credit facility amended the credit facility to gain the lenders’ consent to the exchange offer, which terms included a $15.0 million partial prepayment against our outstanding $245.0 million principal balance of term loans and the reduction of the unused $55.0 million revolving line of credit to $50.0 million as of February 26, 2003 which, as described above, has since been reduced to approximately $47.7 million. In a series of separate transactions during the three months ended June 30, 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of Existing Notes, and we issued approximately $1.7 million aggregate principal amount of additional Series B Notes. Under these private placement sales, UbiquiTel issued detachable warrants to purchase up to approximately 1.3 million shares of its common stock at an exercise price of $0.01 per share. We may from time to time continue to purchase Existing Notes that remain outstanding in the open market, in privately negotiated transactions or otherwise in accordance with applicable law.

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

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of slower net customer growth worsens, it will lower the expected amount of positive cash flow from operations less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. For the nine months ended September 30, 2003, approximately $17.7 million in cash was provided by operating activities and capital expenditures, primarily due to the receipt of an $8.6 million federal income tax refund and a $3.2 million increase in working capital due to the resolution of outstanding charges with Sprint PCS that was negotiated as part of the addendum to the Sprint PCS management agreement that was announced on November 10, 2003. The addendum, as disclosed in “Sprint PCS Management Agreement and Service Agreement Amendment,” modified several provisions of the management and services agreements that govern our relationship with Sprint PCS, including roaming, reseller and back office support rates through 2006.  We expect to realize a reduction of approximately 15% from the current back office support costs. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of operating losses and negative cash flows as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term but provide greater cash flows in later periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower cash needs in the near term but provide lower cash flows in later periods.

We re-instated the deposit requirement for new sub-prime credit customers in late February 2002 in connection with the Sprint PCS Clear Pay program. The re-instatement of deposits had a significant impact on gross customer additions during the last five weeks of the three months ended March 31, 2002 and during the remainder of 2002. While deposits for Clear Pay customers provide us with protection against bad debt expense for sub-prime customers, it has and may continue to deter some people with sub-prime credit from becoming subscribers. As a result, our gross additions may decline. As of September 30, 2003, 27% of our approximate 305,000 subscribers had a credit rating placing them in the sub-prime category, of which 20% of our subscriber base had deposits. If the deposit requirement for new sub-prime credit customers continues to deter some potential customers with sub-prime credit from becoming subscribers, we may acquire fewer new customers, which would result in lower operating losses in the near term but provide lower cash flows in later periods.

We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides an annual evaluation of these controls to us by engaging its independent auditors to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”). There can be no assurance that the SAS

70 procedures will identify all weaknesses that might be material to us. Although we are not presently aware of any material errors affecting us, errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if we or any other PCS affiliate of Sprint find significant errors in information provided by Sprint which causes a restatement of financial statements or otherwise affects us, investors and the investment community may lose confidence in us. In late February 2003, iPCS, Inc., a PCS affiliate of Sprint, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code and concurrently brought an adversarial action against Sprint alleging, among other things, that Sprint had failed to remit certain amounts owed to iPCS under its agreements with Sprint. Should Sprint fail to deliver timely, accurate and sufficient information, this could lead to a greater degree of uncertainty in our business and financial planning and may lead to adverse short-term decisions. The failure of Sprint to remit future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law.  In addition, in July 2003, US Unwired Inc., a PCS affiliate of Sprint, filed suit against Sprint alleging violations of the federal racketeering laws, breach of fiduciary duty and fraud arising out of Sprint’s dealings with the affiliate and its related entities, and in August 2003, Horizon PCS, Inc. and its affiliated entities, a PCS affiliate of Sprint, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code and subsequently filed an adversarial action against Sprint alleging similar causes of action to those made by U.S. Unwired Inc.

The Federal Communications Commission has mandated that wireless carriers provide for local number portability by November 24, 2003.  Local number portability would allow subscribers to keep their wireless phone number when switching to a different service provider.  We anticipate number portability could increase churn, which could lower our revenues.  We may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability and our liquidity.  It is unclear whether the wireless industry is fully prepared to implement number portability.  If consumer dissatisfaction results, it could adversely impact industry growth.

Our ability to borrow funds under our senior secured credit facility’s $47.7 million revolving line of credit will be restricted unless our cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing and could be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreement governing the senior secured credit facility as described in Note 6 to the Consolidated Financial Statements. We obtained an amendment to our senior secured credit facility on October 10, 2003 that made us in compliance with the minimum subscriber covenant for the quarter ended September 30, 2003. We presently are in compliance with all financial and operational covenants relating to the senior secured credit facility; however, there is uncertainty as to our ability to continue to comply with such covenants over the next twelve months. If we are unable to operate our business within the covenants specified in the senior secured credit facility, our ability to obtain future amendments to the covenants in the senior secured credit facility is not guaranteed and our ability to make borrowings under the revolving line of credit required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on our liquidity.

Variable interest rates may increase substantially. At September 30, 2003, we had $230.0 million outstanding under our senior secured credit facility. The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 5.4% for the nine months ended September 30, 2003. Increases in a market interest rate substantially above our estimates may result in unanticipated cash interest costs.

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

Capital Resources

The Existing Notes, the New Notes and the Series B Notes will require cash payments of interest of approximately $11.4 million on October 15, 2005 and $22.8 million annually beginning in 2006.

As of September 30, 2003, our senior secured credit facility provided for a $47.7 million revolving loan, a term loan A of $112.7 million and a term loan B of $117.3 million. The term loans A and B, all of which were outstanding as of September 30, 2003, are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The commitment fee on unused borrowings is 0.75%, payable quarterly. Our obligations under the credit agreement are secured by all of our assets. The senior secured credit facility is subject to certain restrictive covenants including the timing of availability for borrowing under the $47.7 million revolving line of credit, maintaining certain financial ratios, attaining defined subscriber growth goals, network covered population goals and minimum quarterly service revenues, and limiting annual capital expenditures.

We presently are in compliance with all financial and operational covenants associated with our senior secured credit facility, Existing Notes, New Notes and Series B Notes.

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU), cash cost per user (CCPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended September 30, 2003 compared to the three months ended September 30, 2002” and “—Analysis of the nine months ended September 30, 2003 compared to the nine months ended September 30, 2003,” and the following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Average revenue per user (ARPU)
Service revenue	$69,289,000	$58,901,000	$188,961,000	$154,257,000
Less: Reseller revenue	(59,000)	—	(70,000)	—
Less: Travel revenue	(13,778,000)	(17,055,000)	(34,891,000)	(40,724,000)
Less: Roaming revenue	(3,898,000)	(2,224,000)	(9,853,000)	(3,939,000)
Subscriber revenue	$51,554,000	$39,622,000	$144,147,000	$109,594,000

Average subscribers	298,170	226,640	281,912	209,131

ARPU	$58	$58	$57	$58

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (1)	2002	2003 (1)	2002
Cash cost per user (CCPU)
Cost of service and operations	$29,984,000	$37,468,000	$90,942,000	$103,511,000
Add: General and administrative expenses	7,876,000	6,751,000	23,098,000	19,317,000
Total cash costs	$37,860,000	$44,219,000	$114,040,000	$122,828,000

Average subscribers	298,170	226,640	281,912	209,131

CCPU	$42	$65	$45	$65

(1)                                  Cost of service and operations included a one-time credit adjustment of $3.2 million relating to the resolution of disputed items with Sprint PCS, which resulted in credits of approximately $4 and $1 per user for the three and nine months ended September 30, 2003, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Cost per gross addition (CPGA)
Selling and marketing	$13,095,000	$15,312,000	$37,255,000	$40,001,000
Add: Cost of products sold	10,721,000	9,493,000	29,526,000	27,334,000
Less: Equipment revenue	(3,504,000)	(2,105,000)	(8,361,000)	(6,438,000)
CPGA costs	$20,312,000	$22,700,000	$58,420,000	$60,897,000

Gross additions	43,600	47,900	129,900	136,200

CPGA (1)	$466	$474	$450	$447

(1)                                  Minor differences from numbers appearing in “—Results of Operations” may exist due to rounding the gross additions to the nearest 100.

We believe CPGA, which measures the average cost to acquire new customers during the period, is a useful measure used to compare our average cost to acquire a new subscriber to that of other wireless communication providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior secured credit facility; noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; capital leases; the building mortgage and other long-term liabilities; the Existing Notes; the New Notes; and the Series B Notes.  The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of September 30, 2003 (dollars in thousands):

Payments due by period ending September 30:

Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Senior secured credit facility(1)	$230,000	$5,280	$51,633	$173,087	$—
Operating leases(2)	62,979	16,256	24,534	11,117	11,072
Capital leases	161	161	—	—	—
Building mortgage and other long-term liabilities	3,503	204	452	519	2,328
Senior subordinated discount notes(1)	100,380	—	—	—	100,380
Senior discount notes(1)	48,180	—	—	—	48,180
Series B senior discount notes(1)	14,515	—	—	—	14,515

	$459,718	$21,901	$76,619	$184,723	$176,475

(1)                                  Total repayments, excluding interest payments, are based on borrowings outstanding as of September 30, 2003, and do not include projected borrowings under the senior secured credit facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, our operations are exposed to interest rate risk on our senior secured credit facility and any future financing requirements. Our fixed rate debt consisted primarily of the accreted carrying value of the Existing Notes ($81.5 million at September 30, 2003) and the Series B Notes ($11.8 million at September 30, 2003).  Our New Notes also have a fixed interest rate, but because we have followed the provisions of SFAS No. 15 and EITF 02-04, we will not recognize any interest expense with respect to the New Notes in future periods.  These provisions require that the carrying value be recorded at the total future cash payments (principal and interest).  Therefore, these New Notes are carried on our balance sheet as long-term liabilities valued at $81.9 million (see Note 7 to the Consolidated Financial Statements). Our variable rate debt consisted of borrowings made under the senior secured credit facility ($230.0 million at September 30, 2003).

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

The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended based on our projected level of long-term indebtedness as of September 30, 2003 (dollars in thousands):

	Years ending December 31,
	2003	2004	2005	2006	2007

Senior subordinated discount notes	84,330	96,549	100,380	100,380	100,380
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

Senior secured credit facility	230,000	222,079	207,997	157,538	100,625
Variable interest rate(1)	5.4%	6.1%	7.0%	7.7%	7.9%
Principal payments	15,000	7,921	14,082	50,459	56,913

Senior discount notes(2)	48,180	48,180	48,180	48,180	48,180
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

Series B senior discount notes	12,197	13,961	14,515	14,515	14,515
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—

(1)                               The interest rate on the senior secured credit facility equals the London interbank offered rate (LIBOR) plus a weighted-average interest rate of 3.8%. LIBOR is assumed to equal 1.6% for 2003, 2.3% for 2004, 3.2% for 2005, 3.9% for 2006 and 4.1% for 2007. A 1.0% increase (decrease) in the variable interest rate would result in a $2.3 million increase (decrease) in the interest expense for the year ended December 31, 2003.

(2)                               The senior discount notes were issued at a discount in February 2003, but we have followed the provisions of SFAS No. 15 and EITF 02-04.  These provisions require that the carrying value be recorded at the total future cash payments (principal and interest).  Therefore, the notes are carried on our balance sheet as long-term liabilities valued at $81.9 million beginning February 26, 2003, which is the date of the debt-for-debt exchange offer described in Note 7 to the Consolidated Financial Statements.  As a result, no interest expense related to these notes will be recognized in future periods.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter ended September 30, 2003:

Date	Item Reported On
July 10, 2003

Item 5. Other Events.  UbiquiTel announced the transfer of the listing of its common stock to The Nasdaq National Market from The Nasdaq SmallCap Market, effective as of the opening of trading on July 10, 2003.

August 5, 2003

Item 5. Other Events and Required FD Disclosure.  UbiquiTel announced that it and Sprint PCS had amended UbiquiTel’s management agreement with Sprint PCS to remove the build-out requirement for the state of Montana, thereby reducing the total population in UbiquiTel’s service areas to approximately 10.0 million residents.

Item 12. Results of Operations and Financial Condition. UbiquiTel announced on August 11, 2003 its operating and financial results for the quarter ended June 30, 2003.

(b)                                  Exhibits:

Exhibit No.	Description
10.1	Master Site Agreement dated as of October 15, 2003 between UbiquiTel Leasing Company and GoldenState Towers, LLC.

10.2	Sixth Amendment to Credit Agreement dated as of October 10, 2003 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent.

10.3

Addendum VII dated July 31, 2003 to Sprint PCS Management Agreement by and between Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P. and Sprint PCS License, L.L.C., and UbiquiTel Operating Company.

10.4

Addendum VIII dated November 7, 2003 to Sprint PCS Management Agreement, Sprint PCS Services Agreement, Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License Agreement by and between Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P. and Sprint PCS License, L.L.C., and UbiquiTel Operating Company.

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

November 14, 2003