Form 10-K
period 2003-12-31
UBIQUITEL INC
filed 2004-02-19
CIK 1108487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Joint Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003
or
☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to
Commission File Number: 000-30761

UBIQUITEL INC.
(Exact name of Co-Registrant as specified in its charter)

Delaware (State of incorporation)	23-3017909 (I.R.S. Employer Identification No.)
One West Elm Street, Suite 400, Conshohocken, PA (Address of principal executive offices)	19428 (Zip code)
Co-Registrant's telephone number: (610) 832-3300
Commission File Number: 333-39950

UBIQUITEL OPERATING COMPANY
(Exact name of Co-Registrant as specified in its charter)

Delaware (State of incorporation)	23-3024747 (I.R.S. Employer Identification No.)
One West Elm Street, Suite 400, Conshohocken, PA (Address of principal executive offices)	19428 (Zip code)
Co-Registrant's telephone number: (610) 832-3300
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: UbiquiTel Inc., Common Stock, par value $0.0005 per share

        Indicate by check mark whether each of the co-registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the applicable co-registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting common stock held by non-affiliates of UbiquiTel Inc. as of June 30, 2003 was approximately $94,888,763. Directors and executive officers of UbiquiTel Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

        There were 92,579,141 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at February 10, 2004.

        There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at February 10, 2004, all of which were owned by UbiquiTel Inc.

        Explanatory Note: UbiquiTel Operating Company, a wholly owned subsidiary of UbiquiTel Inc., meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

        Documents Incorporated by Reference:    Portions of UbiquiTel Inc.'s definitive proxy statement for the 2004 annual meeting of shareholders are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Joint Annual Report on Form 10-K.

UbiquiTel Inc. and UbiquiTel Operating Company

Joint Annual Report on Form 10-K

TABLE OF CONTENTS

PART I
Item 1.	Business	2
Item 2.	Properties	51
Item 3.	Legal Proceedings	52
*Item 4.	Submission of Matters to a Vote of Security Holders	52
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	53
Item 6.	Selected Financial Data	53
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	55
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	80
Item 8.	Financial Statements and Supplementary Data	81
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	82
Item 9A.	Controls and Procedures	82
PART III
*Item 10.	Directors and Executive Officers	83
*Item 11.	Executive Compensation	83
*Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	83
*Item 13.	Certain Relationships and Related Transactions	83
*Item 14.	Principal Accountant Fees and Services	83
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	84
Signatures		90
Index to Consolidated Financial Statements		F-1

*
The information contained therein pertains solely to UbiquiTel Inc.

PART I

ITEM 1. Business

Special Note Concerning Forward-Looking Statements

        We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains, or incorporates by reference, statements about future events and expectations which are "forward-looking statements" within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the headings "Item 1. Business" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." You can expect to identify these statements by forward-looking words such as "may," "might," "could," "would," "anticipate," "believe," "plan," "estimate," "project," "forecast," "expect," "intend," "seek" and other similar expressions. Any statement contained or incorporated by reference in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

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

Explanatory Note and Certain Definitions

        The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("Operating Company"), which is a wholly owned subsidiary of UbiquiTel and the issuer of 14% senior subordinated discount notes due 2010, 14% senior discount notes due 2010 and 14% Series B senior discount notes due 2008 (collectively, the "Notes"). UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company's obligations under the Notes. UbiquiTel has no operations separate from its investment in Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 15 to the Consolidated Financial Statements have been presented herein.

        In this report, unless the context indicates otherwise, references to "UbiquiTel," the "Company," "we," "us" and "our" means collectively UbiquiTel Inc., UbiquiTel Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company. "Sprint PCS" refers collectively to Sprint Spectrum L.P., WirelessCo, L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. and Sprint Communications Company L.P. "Sprint" refers collectively to Sprint Corporation and its affiliates. A

"PCS affiliate of Sprint" is an entity, such as us, whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation or management agreements with Sprint Spectrum L.P. and/or its affiliates, or their successors. "Sprint PCS products and services" refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets and wireless devices, in any case, offered under the Sprint brand name. Statements in this report regarding Sprint or Sprint PCS are derived from information contained in our management and related agreements with Sprint PCS, periodic reports and other documents filed by Sprint and Sprint Spectrum L.P. with the Securities and Exchange Commission, or press releases issued by Sprint or Sprint PCS.

Market and Other Data

        Market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms and other published independent sources, as well as information provided to us by Sprint. Some data are also based on our good faith estimates, which are derived from our review of internal surveys and independent sources, including information provided to us by Sprint, the U.S. Census Bureau and Kagan World Media. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

        This report contains trademarks, service marks and trade names of companies and organizations other than us.

Use of Certain Terms

        In the second quarter of 2003, we initiated a reseller program with Virgin Mobile USA in our markets, under which Virgin Mobile began reselling wireless services to its customers on a pre-paid basis using our network in our markets. We also market the Virgin Mobile pre-paid services through our retail stores. At December 31, 2003, we had approximately 22,700 reseller subscribers. In this "Business" section, unless the context indicates otherwise, all references to amounts of "subscribers" or "customers" exclude reseller subscribers.

Overview

        We have the exclusive right under our management agreement with Sprint PCS to provide digital wireless personal communications services, or PCS, under the Sprint brand name to markets in the western and midwestern United States which include a total population of approximately 10.0 million residents, which we refer to as POPs, covering portions of California, Nevada, Washington, Idaho, Utah, Wyoming, Indiana and Kentucky. Sprint has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. We do not own any PCS licenses in our markets or elsewhere, so generally we can only operate our business so long as we remain a PCS affiliate of Sprint and Sprint and related entities continue to own the PCS licenses in our markets. Sprint directly operates its PCS network in major metropolitan markets throughout the United States. Sprint also has entered into independent management agreements with various PCS affiliates of Sprint, such as us, under which the PCS affiliates of Sprint have agreed to construct and manage the PCS networks under the Sprint brand name in midsize and smaller markets. Sprint is not obligated to provide us with any support in connection with our business or otherwise, other than performing its contractual obligations under the management agreement and other related agreements between us.

        Sprint operates a 100% digital PCS wireless network in the United States and holds licenses to provide PCS nationwide, using code division multiple access, or CDMA, technology. Sprint, directly and indirectly through PCS affiliates such as us, provides wireless services in more than 4,000 cities and communities across the country.

        As of December 31, 2003, we had approximately 327,700 customers and total network coverage of approximately 7.8 million residents. For the year ended December 31, 2003, we generated revenue of approximately $273.3 million.

Recent Developments

        Offering by UbiquiTel Operating Company of Senior Notes.    We announced on February 13, 2004 that our operating subsidiary, UbiquiTel Operating Company, has priced an offering of $270.0 million in aggregate principal amount of its senior notes due 2011 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The senior notes will be issued at a price of 98.26% and pay interest semi-annually at an annual rate of 9.875%. Operating Company intends to complete the offering on or about February 23, 2004. No assurance can be given as of the date of the filing of this Annual Report on Form 10-K that the offering will be completed, and the completion of the offering is subject to customary conditions. If Operating Company completes the offering, the net proceeds will be used to repay and terminate our senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of the $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B senior discount notes due 2008 ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.0 million principal value of its outstanding 14% senior discount notes due 2010 for $15.2 million.

        Changes to our management and services agreements with Sprint PCS.    Effective November 1, 2003, we entered into amendments to our management and services agreements that govern our relationship with Sprint PCS. These amendments provide us with a number of benefits, including fixed rates for back office services provided to us by Sprint and a fixed reciprocal roaming rate through 2006 which provides clarity and predictability to the profitability of our roaming business. We expect the reduction in the back office rates to provide an approximate 15% reduction from our 2003 cost structure. With among the highest roaming ratios of the PCS affiliates of Sprint and with the expected rapid growth in minutes in our reseller channel from the anticipated addition of Qwest Communications customers in 2004 (see "—Other recent developments"), we forecast that the extension of the 2003 roaming and reseller rates through 2006 will allow our wholesale revenues to grow by approximately 50% in 2004. In addition, we believe that the amendments simplify the way we conduct business with Sprint, allowing us to continue to focus our attention on sustaining the growth of our business and achieving profitability.

        The amendments, among other things, establish fixed per subscriber costs for services we purchase from Sprint through December 31, 2006. The amendments create a new "CCPU fee," which consolidates numerous fees that were previously settled separately, for back office services such as billing and customer care. The CCPU fee has been set at $7.70 per average number of subscribers per month through December 31, 2006, which represents a reduction from the per subscriber costs of the combined services that we incurred during 2003. The amendments also create a new "CPGA fee," which consolidates numerous fees that were previously settled separately, for marketing services such as subscriber activations and handset logistics. The CPGA fee will be calculated as 5.2% of Sprint PCS' most recently reported cost per gross addition and is applied to the actual number of gross subscriber activations we experience on a monthly basis.

        The amendments also establish a fixed reciprocal roaming rate with Sprint PCS through December 31, 2006 at $0.058 per minute for voice minutes and $0.0020 per kilobit for data. After December 31, 2006, the reciprocal voice and data roaming rates will be based on a predetermined formula. These new fixed rates are higher than the rates Sprint PCS has established for 2004 for its PCS affiliates that have not amended their affiliation or management agreements and services agreements with Sprint PCS.

        The amendments to our management agreement with Sprint PCS provide us protective rights under certain conditions to decline to implement future program requirement changes that Sprint could impose that adversely affect our business. A program requirement change can generally alter certain operating parameters of our business to coincide with changes that are being made by Sprint PCS nationally and could affect our revenues, expenses and/or capital expenditures. The amendments permit us to challenge a change in program requirements if we can demonstrate that such change is materially adverse to our operations or exceeds certain spending requirements (each as specified in the amendments). Under our prior arrangement with Sprint PCS, Sprint PCS could deem us in breach of our management agreement if we failed to implement a program change, even if such a change would have an adverse impact on our operations.

        The amendments also grant us the right to amend our management agreement and services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and a PCS affiliate of Sprint similarly situated to us if, prior to December 31, 2006, Sprint amends the terms of any of those agreements of such similarly situated PCS affiliate of Sprint. This right is only effective, however, if we agree to accept all the terms and conditions set forth in the other agreements and is subject to specified restrictions on its applicability.

        In conjunction with the amendments to our Sprint PCS agreements, we resolved all previously disputed charges between us and Sprint. As a result, in September 2003, we recorded a one-time adjustment to reduce operating expenses by approximately $3.2 million relating to the resolution of more than $7.5 million of previously disputed charges with Sprint PCS for which we had fully reserved the amounts under dispute. The adjustment reduced cost of service and operations expense by approximately $3.2 million and we paid Sprint PCS approximately $4.3 million in conjunction with other previously disputed charges in November 2003. In addition, in the fourth quarter, we recorded a $1.3 million adjustment to reduce operating expenses when we transitioned from the "collected revenue" to the "billed revenue" method for reconciling amounts due to the Company for accounts receivable.

        For a description of our agreements with Sprint PCS, as most recently modified by these amendments, see "—Sprint PCS Agreements."

        Wireless local number portability.    As mandated by the Federal Communications Commission, on November 24, 2003, wireless local number portability, or WLNP, became effective in the 100 largest metropolitan statistical areas, or MSAs, in the United States. WLNP allows a wireless subscriber to switch wireless carriers but keep his or her wireless telephone number. WLNP is currently mandated in approximately 25% of our markets. WLNP must be available in the rest of our markets within six months of a request from another wireless carrier with respect to that market or by May 24, 2004, whichever is later. WLNP had no material impact on our results for the year ended December 31, 2003.

        Other recent developments.    In the third quarter of 2003, we amended our management agreement with Sprint PCS to remove the build-out requirement for the state of Montana, thereby reducing our projected capital expenditures and operating expenses to launch that market by approximately $25.0 million and reducing the licensed POPs for our markets under the management agreement to approximately 10.0 million from 11.1 million previously.

        In the third quarter of 2003, Sprint PCS announced that it had entered into a reseller agreement with Qwest Communications allowing Qwest to provide wireless voice and data services to new and existing customers in Qwest's service areas using Sprint PCS' network and the networks of PCS affiliates of Sprint, including us, who overlap with Qwest's service areas. Qwest has substantial geographic overlap with us with approximately 30,000 to 40,000 customers in portions of our markets in Washington, Idaho and Utah. We anticipate receiving incremental wholesale revenue from Qwest customers who use our network under this reseller arrangement at a rate of $0.058 per minute.

        In the fourth quarter of 2003, we consummated the sale for approximately $11.3 million of 98 wireless communication tower sites owned by us located in the central valley of California and leased back co-location space on the towers for our radio communications sites. We agreed to escrow an amount equal to 10% of the purchase price for indemnification claims that may arise during a one-year period following the closing and that are resolved in the purchaser's favor.

        On January 23, 2004, we reached an agreement with our senior lending group to amend our senior secured credit facility to eliminate certain "stage one" covenants, including minimum subscribers effective as of December 31, 2003, minimum revenues and minimum adjusted cash balances (each as defined in the credit agreement), and to modify certain financial covenants and ratios, including minimum consolidated EBITDA, fixed charge coverage ratio and interest coverage ratio (each as defined in the credit agreement), and leverage ratios, including consolidated indebtedness to consolidated EBITDA and consolidated senior indebtedness to consolidated EBITDA (each as defined in the credit agreement), to reflect the impact of changes in our business. We presently are in compliance with all financial and operational covenants relating to the senior secured credit facility.

Current Operating Environment

        Since the beginning of 2002, wireless telecommunications carriers, including us, have operated in a challenging operating environment due to the following:

  •
  slowing rates of subscriber growth and shifts in quality of subscriber growth to lower credit classes as overall rates of penetration in the wireless industry approach and exceed 50%;

  •
  intense competition among wireless service providers in the United States with trends suggesting the continuance of service offerings of increasingly large bundles of minutes at lower prices;

  •
  higher rates of customer turnover, called churn, resulting from intense competition, programs for sub-prime credit quality subscribers and the implementation of WLNP, allowing subscribers to retain wireless telephone numbers when changing wireless carriers; and

  •
  highly leveraged capital structures of many wireless providers.

Business Strategy

        Our goal is to become one of the most profitable regional wireless providers. We believe our focus on acquiring and retaining high quality subscribers in our local markets, combined with the advantages of our affiliation with Sprint PCS, will enable us to grow profitably in the future. The following objectives are key components of our business strategy:

        Focus on prime credit classes as we grow our subscriber base.    In 2003, we were among the fastest growing wireless carriers in the United States. During this period, we added approximately 70,700 net subscribers, representing incremental penetration of 0.9% of our covered POPs. We have focused our marketing efforts and aligned our sales distribution network to attract and retain prime credit class customers. We pay higher commissions throughout our sales distribution network for prime credit class sales, and we manage sales to the sub-prime credit class market through tighter credit policies by requiring a deposit equal to a spending limit controlled by our real-time billing system. Eighty-six percent of our 2003 net additions were prime credit customers, which contributed to a $19.8 million reduction of our bad debt expense from 2002 to 2003.

        Leverage our third generation network platform to increase recurring data revenue.    We began offering new third generation, or 3G, data services called PCS Vision during August 2002. PCS Vision provides us with a differentiated product and a competitive advantage in many of our local markets. This product is a major ingredient in penetrating the prime credit class market and in building a recurring revenue stream from data products. 3G data contributed $1.94 to our average revenue per user, or

ARPU, in the fourth quarter of 2003. Our 1xRTT, or one times radio transmission technology, network platform is more efficient in processing voice calls, which we believe will help us drive down capital expenditures associated with maintaining our quality of service. Our overall blocked call and dropped call rates have declined from 2.6% and 1.9%, respectively, for the year ended December 31, 2002, to 1.6% and 1.5%, respectively, for the year ended December 31, 2003.

        Capitalize on high margin wholesale revenue opportunities.    In the third quarter of 2003, Sprint PCS announced that it had entered into a reseller agreement with Qwest Communications. This agreement allows Qwest to provide wireless voice and data services to new and existing customers in Qwest's service areas using Sprint PCS' network and the networks of PCS affiliates of Sprint who overlap with Qwest's service areas, including portions of our markets in Washington, Idaho and Utah. We anticipate receiving incremental wholesale revenue at a rate of $0.058 per minute from the approximately 30,000 to 40,000 Qwest subscribers in those portions of Qwest's service areas that overlap with our service areas who will transition to our network, and from Qwest subscribers who travel into our markets. The transition of Qwest subscribers to Sprint PCS' network is expected to begin in the first half of 2004, and we expect Qwest will shut down its existing wireless network by June 2004. We also carry traffic on our network for Virgin Mobile subscribers under similar economic terms. We forecast Virgin Mobile wholesale revenues to increase six-fold for 2004 from $0.6 million for 2003. In addition, for the year ended December 31, 2003, our roaming ratio (ratio of inbound to outbound minutes of use) with Sprint PCS was 1.62 to 1, which currently provides us with an additional high margin revenue stream based on our $0.058 reciprocal per minute rate (see "—Recent Developments"). As a result of these opportunities, we expect our roaming and reseller revenues to grow by approximately 50% in 2004. We believe that our existing network, with significant voice capacity and 30MHz of spectrum, can accommodate the expected increase in these high margin minutes of use without deterioration of our network performance.

        Reduce churn through a high-quality subscriber base, differentiated services such as PCS Vision, and multi-year contracts.    Our sales and marketing activities are focused on reducing churn through improving the quality of our subscriber base. The prime segment of our subscriber base has increased from approximately 58% as of December 31, 2001 to approximately 74% as of December 31, 2003. We continue to focus on selling PCS Vision products and services and have achieved strong results. During the year ended December 31, 2003, PCS Vision-enabled handsets and devices represented approximately 49% of our gross activations and accounted for 100% of our net subscriber additions. Approximately 127,100 customers at December 31, 2003, or 39% of our subscriber base, have PCS Vision-enabled handsets and devices. In addition, we continue to focus on selling two-year contracts to new subscribers. During the fourth quarter of 2003, approximately 86% of our subscriber activations signed two-year contracts. Primarily as a result of these activities, churn has declined from 4.2% for the year ended December 31, 2002 to 3.2% for the year ended December 31, 2003.

        Expand exclusive sales distribution channels.    The expansion of our sales distribution channels, particularly channels such as exclusive agent retailers and our company-owned retail stores that exclusively sell our products, is a key part of our strategy to grow our subscriber base. We continue to focus on identifying key areas in our markets for growth and opening new retail stores, and appointing third party agents to operate exclusive retail distribution outlets selling only Sprint PCS products and services with compensation structures focused on high-quality subscriber growth. At December 31, 2003, we had 32 company-owned retail stores and 47 exclusive agent retailers in operation, and we anticipate increasing those numbers through the end of 2004.

        Optimize our relationship with Sprint to take advantage of the nationwide third generation network and further reduce our operating costs. Sprint PCS is the only national operator with a deployment of 3G technology across its nationwide footprint. We believe this will provide us with many advantages including our ability to market voice and data products that can be used both in and outside our local network. In addition, our affiliation with Sprint PCS provides us with a high margin roaming revenue stream from Sprint PCS, Qwest, Virgin Mobile and other wireless carriers that contract with Sprint PCS for roaming services in our markets. We will continue to manage our relationship with Sprint to allow us to maximize the unique values that it creates. See "—Recent Developments."

Our Markets

        We believe we operate in highly attractive markets with favorable demographic characteristics for growing our customer base and generating roaming revenue for a number of reasons:

        Attractive market footprint.    Our territory includes nine markets with greater than 400,000 POPs, which is more than any other PCS affiliate of Sprint. Our network covers an average of 9,176 POPs per cell site, which is the highest of the PCS affiliates of Sprint, and our cumulative capital expenditures per covered POP of $45 are the lowest among the public PCS affiliates of Sprint. In addition, our subscriber base historically has had the highest percentage of on-network minutes of any Sprint PCS affiliate, which contributes significantly to our overall subscriber profitability.

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

        Substantial overlap with Qwest wireless markets.    Our network covers approximately 1.8 million POPs currently served by Qwest. Beginning in the first half of 2004, we will begin carrying Qwest's wireless traffic within our markets at a rate of $0.058 per minute. We do not incur customer acquisition costs related to these revenues, which makes this business attractive for us.

        Important transportation corridors.    Our markets include the most important and, in some cases, the only transportation corridors that link the population centers within a particular market, including major interstates such as I-70, I-80, I-90, I-5, I-15 and I-65.

        Popular vacation and tourist destinations.    Our markets contain popular vacation and tourist destinations, including various national parks and ski resorts such as Yosemite National Park, Yellowstone National Park, Lake Tahoe, Squaw Valley, Sun Valley and Jackson Hole.

        Large student population centers.    There are at least 35 colleges and universities located within our markets, including 18 schools with student populations greater than 10,000 each, such as Fresno State University, Utah State University (Logan), Indiana University (Bloomington) and the University of Nevada (Reno).

        The following table lists the location, the basic trading areas, commonly referred to as BTAs, megahertz of spectrum, estimated total residents, network coverage and percent coverage for each of our markets under our management agreement with Sprint PCS. The estimated total residents does not represent expected customers but rather our total potential customers within each market. However, our network build-out plan focuses on providing service to the residents in the most densely populated and strategic areas of our markets which is represented by network coverage.

Location	BTA No.(1)		Megahertz of Spectrum(2)	Estimated Total Residents (000's)(3)	Network Coverage (000's)(4)	Percent Coverage
Reno/Tahoe/Northern California
Chico-Oroville, CA	79		30	224
Eureka, CA	134		30	146
Redding, CA	371		30	281
Reno, NV	372		30	556
Sacramento, CA	389	*	30	310
Yuba City-Marysville, CA	485	*	30	140

Subtotal				1,657	1,260	76%

Spokane
Lewiston-Moscow, ID	250		30	126
Spokane, WA	425		30	745

Subtotal				871	640	73%

Southern Idaho/Utah/Nevada
Boise-Nampa, ID	50		30	554
Idaho Falls, ID	202		30	216
Las Vegas, NV	245	*	30	21
Logan, UT	258		30	103
Pocatello, ID	353		30	105
Provo-Orem, UT	365	*	30	12
St. George, UT	392		30	134
Salt Lake City-Ogden, UT	399	*	30	104
Twin Falls, ID	451		30	162

Subtotal				1,411	1,200	85%

Southern Indiana/Kentucky
Anderson, IN	15	*	30	44
Bloomington-Bedford, IN	47		30	240
Bowling Green-Glasgow, KY	52		30	248
Cincinnati, OH	81	*	30	17
Clarksville, Hopkinsville, TN/KY	83		30	251
Columbus, IN	93		30	156
Evansville, IN	135		30	518
Indianapolis, IN	204	*	30	86
Louisville, KY	263	*	30	251
Madisonville, KY	273		30	47
Owensboro, KY	338		30	165
Paducah-Murray-Mayfield, KY	339		30	233
Richmond, IN	373		30	105
Terre Haute, IN	442	*	30	246
Vincennes-Washington, IN	475		30	96

Subtotal				2,703	1,680	62%

Central Valley of California
Bakersfield, CA	28	20	662
Fresno, CA	157	30	923
Merced, CA	291	30	220
Modesto, CA	303	30	485
Stockton, CA	434	30	590
Visalia-Porterville-Hanford, CA	158	30	482

Subtotal			3,362	3,020	90%

TOTAL			10,004	7,800	78%

*
Denotes partial portion of BTA.

(1)
A basic trading area, or BTA, is a collection of counties surrounding a metropolitan area in which there is a commercial community of interest. The BTA number indicated in the table is assigned to that market by the Federal Communications Commission (alphabetically by market name) for the purpose of issuing licenses for wireless services.

(2)
Spectrum licensed to Sprint or related parties of which we have exclusive access.

(3)
Estimated total residents is based on 2000 Census data for each BTA within a given market.

(4)
Network coverage is the estimated residents covered by our network.

Our History

        In October 1998, UbiquiTel L.L.C., whose sole member was The Walter Group, entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to UbiquiTel Operating Company following its formation. On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless BTAs including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California (also collectively referred to as the central valley of California market). On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of UbiquiTel Operating Company and was later merged into UbiquiTel Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.0 million.

Network Operations

        Pursuant to our management agreement with Sprint PCS, we agreed to a minimum build-out plan for our portion of the Sprint PCS network. We have further enhanced our build-out plan to provide better coverage for our markets. We have focused our network coverage on the largest, most densely populated communities in our markets and the interstates and primary roads connecting these communities to each other and to the adjacent major metropolitan markets owned and operated by Sprint PCS. At December 31, 2003, our network consisted of five switches and switching centers and 861 cell sites in operation. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voice mail and other value-added services. Approximately 98% of our cell sites were co-located as of December 31, 2003. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly. In the fourth quarter of 2003, we completed with a regional tower company the sale of, and leaseback of co-location space on, 98 of our owned towers in the central valley of California.

        We utilize the Sprint network operations control center for around the clock monitoring as well as our own switching centers' capabilities for our network base stations and switches.

        Through our arrangements with Sprint and Sprint's arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other PCS networks utilizing similar CDMA technology.

        Our network connects to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Through our management agreement with Sprint PCS, we have the benefit of Sprint negotiated interconnection agreements with our local exchange carriers.

        We use Sprint and other third party providers for long distance services and for backhaul services. Backhaul services are the telecommunications services which other carriers provide to carry our traffic from our cell sites to our switching facilities.

Products and Services

        We offer wireless voice and data products and services throughout our markets under the Sprint brand name. Our service offerings are typically designed to align with service offerings of Sprint PCS and to integrate with the PCS network of Sprint. The PCS service packages we currently offer include the following:

        100% digital wireless network with service across the country.    We are part of the largest 100% digital wireless personal communications services network in the country. We believe the code division multiple access, or CDMA, technology that Sprint PCS has deployed offers significantly improved voice quality. CDMA provides voice transmissions encoded into a digital format with a significantly lower risk of cloning and eavesdropping than on analog or other digital based networks. Our customers may access PCS services from Sprint throughout the PCS network of Sprint, which includes over 300 major metropolitan areas across the United States. Dual-band/dual-mode or tri-mode handsets allow roaming on other wireless networks where Sprint has roaming agreements.

        Third generation services (PCS Vision).    We believe CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost effective manner. We, along with Sprint and the other PCS affiliates of Sprint, launched 3G capability, named PCS Vision, in our networks in the third quarter of 2002. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. PCS Vision allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per second with average throughput speeds in the range of 50-70 kilobits per second.

        Other Services.    In addition to these services, we also may offer wireless local loop services in our markets, but only where Sprint is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the PCS network of Sprint to take advantage of CDMA technology. Sprint conducts ongoing research and development to produce innovative services that are intended to give Sprint and PCS affiliates of Sprint a competitive advantage. We may incur additional expenses in modifying our technology if Sprint pursues or we chose to pursue providing these additional features and services.

Roaming

        Sprint PCS roaming.    Sprint PCS roaming includes both inbound roaming, when Sprint wireless subscribers based outside of our markets use our network, and outbound roaming, when our subscribers use the Sprint PCS network or network of another PCS affiliate of Sprint outside of our markets. We have a reciprocal per minute fee with Sprint for inbound and outbound Sprint PCS roaming. The reciprocal rate, which initially was $0.20 per minute, has been periodically reduced by Sprint and is currently fixed at $0.058 per minute through December 31, 2006 under the amendment to our management agreement with Sprint PCS. Thereafter, the rate will be calculated based upon a predetermined formula specified in the amendment to our management agreement. Our ratio of inbound to outbound roaming with Sprint was approximately 1.62 to 1 for the year ended December 31, 2003 and is expected to decline over time. Sprint roaming revenue is not subject to the 8% affiliation fee.

        In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another PCS affiliate of Sprint outside of our markets. This roaming activity is settled on a per kilobit (KB) basis at a rate that was initially set at $0.0055 per KB for 2002 and was reduced to $0.0014 per KB for 2003. In the amendment to our management agreement with Sprint PCS, we agreed that the rate will be $0.0020 per KB for November 2003 through 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in the amendment to our management agreement.

        Non-Sprint PCS Roaming.    Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our network, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider's subscriber uses our network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers' use of our network, and as part of our management agreement with Sprint PCS, we are entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint PCS, Sprint PCS bills these wireless service providers for these fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint PCS then bills our subscriber for use of that provider's network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

        Reseller agreements.    We also recognize revenue from subscribers of various wholesale resellers of personal communications service when those subscribers use our network. These reseller agreements are negotiated by Sprint, and we receive a per minute rate for each minute that the subscribers of these resellers use our network. These subscribers may be based within or outside our markets. Currently, we receive wholesale revenue from a reseller agreement between Sprint and Virgin Mobile. Sprint recently announced an agreement with Qwest Communications to transition Qwest's subscribers to Sprint's network on a wholesale basis. We expect that Qwest subscribers in our markets will be transitioned during 2004, at which point we will receive per minute wholesale revenue for usage by Qwest subscribers.

Marketing Strategy

        Our marketing strategy is to complement Sprint's national marketing strategies with techniques tailored to each of our specific markets.

        Use of Sprint's brand.    We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the customers' point of view, we are Sprint in the markets that we serve and they use our portion of the PCS network of Sprint and the rest of the PCS network of Sprint as a unified national network.

        Advertising and promotions.    Sprint promotes its products through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint's national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost, including the use of local radio, television and newspaper advertising. We have the right to use any promotional or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our markets, such as Best Buy and RadioShack. We must pay the cost of specialized Sprint print advertising by third party retailers. Sprint also runs numerous promotional campaigns that provide customers with benefits such as additional features at the same rate or free minutes of use or kilobits of use for limited time periods. We offer these promotional campaigns to potential customers in our markets.

        Sales force with local presence.    We have established local sales forces to execute our marketing strategy through our company-owned retail stores, local third party stores, direct business-to-business representatives and other channels. Our marketing teams also support local civic organizations, clubs and charitable enterprises.

        Sprint sponsorships.    Sprint is a sponsor of numerous selective, broad-based national, regional and local events. These sponsorships provide Sprint with brand name and product recognition in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our markets.

Sales and Distribution

        Our sales and distribution plan focuses on local retail stores, local indirect agent retailers and national retailers with locations in our markets with distribution arrangements with Sprint, complemented by Sprint PCS' national channels. Key elements of our sales and distribution plan consist of the following:

        Sprint Retail Stores.    As of December 31, 2003, we operated 32 company-owned Sprint stores at various locations in our markets. These stores provide us with a local presence and visibility in our markets and are generally located in major traffic centers. Following the Sprint model, these stores are designed to facilitate retail sales, customer activation, bill collection and customer service. We train our sales representatives to be informed and persuasive advocates for Sprint PCS products and services. Our retail stores contributed approximately 39% of gross subscriber additions for 2003 and approximately 34% of our 2002 and 2001 gross subscriber additions.

        Local Indirect Retailers.    We contract directly with local indirect, or third party, retailers in our markets. These retailers are typically local specialty stores and local businesses that have a presence in our markets. Local indirect retailers purchase handsets and other PCS retail equipment from us and market PCS services from Sprint on our behalf. We are responsible for managing this distribution channel. As of December 31, 2003, we had 47 exclusive local third party retailers in operation selling only Sprint PCS products and services. In addition, as of December 31, 2003, we had approximately 290 multi-carrier local third party retail locations within our markets. The local indirect retailers in our markets contributed approximately 25% of gross subscriber additions for 2003 and approximately 23% and 20% of our 2002 and 2001 gross subscriber additions, respectively.

        National Third Party Retailers.    Sprint has national distribution agreements with various national retailers for the sale of Sprint PCS products. These national agreements cover retailers' stores in our markets and include RadioShack, Best Buy, Costco, Staples, OfficeMax, Office Depot, Ritz Camera, Good Guys, Comp USA, Dillards and Wal-Mart. As of December 31, 2003, these retailers had approximately 380 locations in our markets. These national third party retailer locations contributed approximately 22% of gross subscriber additions for 2003 and approximately 26% and 32% of our 2002 and 2001 gross subscriber additions, respectively.

        National Accounts and Direct Selling.    We participate in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of Fortune 1000 companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our markets. Our direct sales force targets the employees of these corporations in our markets and markets and sells to other local business clients. National accounts and direct selling contributed approximately 3% of gross subscriber additions for 2003 and approximately 5% and 8% of our 2002 and 2001 gross subscriber additions, respectively.

        Sprint Distribution and Other Channels.    Sprint directly controls various distribution channels that sell Sprint PCS products and services to customers whose billing address is in our markets. These channels with activity in our markets include Sprint inbound telemarketing, Sprint web-based electronic commerce, and Sprint retail stores and kiosks. Sprint provides inbound telemarketing sales when customers call Sprint's 800-number from our markets. Sprint PCS maintains an Internet site, www.sprintpcs.com, which contains information on Sprint PCS products and services. A visitor to the Sprint PCS Internet site can order and pay for a handset and select a rate plan. Sprint wireless customers visiting the site can review the status of their account, including the number of minutes used in the current billing cycle. Additionally, the sales activities of Sprint and other PCS affiliates of Sprint have some incidental overflow into our markets. We recognize the revenues generated by wireless customers in our markets who purchase Sprint PCS products and services through telemarketing, the Sprint PCS Internet site and these other channels. Sprint and other distribution channels contributed approximately 11% of gross subscriber additions for 2003 and approximately 12% and 6% of our 2002 and 2001 gross subscriber additions, respectively.

        Resellers.    We entered into a resale agreement with Virgin Mobile through Sprint in 2003 as part of the partnership between Sprint PCS and Virgin Mobile. The agreement allows Virgin Mobile to sell prepaid wireless services in our markets, and we market Virgin Mobile prepaid wireless services in our company-owned retail stores. Virgin Mobile uses the Sprint PCS nationwide network and offers one simple, easy to understand, pay-as-you-go pricing plan, targeting the 15- to 30-year-old U.S. consumer market to purchase pay-as-you-go wireless communications services while eliminating the responsibilities of monthly bills and credit requirements.

        As described above, Sprint announced in the third quarter of 2003 that it had entered into a reseller agreement with Qwest Communications allowing Qwest to provide wireless voice and data services to new and existing customers in Qwest's service areas using Sprint's network and the networks of PCS affiliates of Sprint, including us, who overlap with Qwest's service areas. Qwest has approximately 30,000 to 40,000 customers in portions of our markets in Washington, Idaho and Utah and the transition of Qwest's reseller subscribers to our network is expected to occur later in 2004.

        We also have a small number of other resellers in our markets. At December 31, 2003, we had approximately 22,700 Virgin Mobile and other reseller subscribers.

Seasonality

        Our business is subject to seasonality because the wireless telecommunications industry is heavily dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

  •
  the heavy reliance on retail distribution, which is dependent upon the year-end holiday shopping season;

  •
  the timing of new product and service announcements and introductions;

  •
  competitive pricing pressures; and

  •
  aggressive marketing and promotions.

Suppliers and Equipment Vendors

        We do not manufacture any of the handsets or network equipment we use in our operations. We purchase our network equipment and handsets pursuant to various Sprint vendor arrangements that provide us with volume discounts. These discounts have significantly reduced the overall capital required to build our network.

        Under such arrangements, we currently purchase most of our network equipment from Lucent Technologies. In addition, we currently purchase our handsets directly from Sprint and our accessories from Sprint and certain other third-party vendors.

Technology

        General.    In the commercial mobile wireless communications industry there are two principal services licensed by the Federal Communications Commission, or FCC, for transmitting two-way, real time voice and data signals: "cellular" and wireless "personal communications services." In addition, enhanced specialized mobile radio service allows for interconnected two-way real time voice and data services. The FCC licenses these services on a geographic basis, using distinct radio spectrum bands. Cellular service, which uses a portion of the 800 MHz spectrum, was the original form of widely-used commercial mobile wireless voice communications. Cellular networks were originally analog-based, but over the last several years cellular operators have been providing digital service, usually as a complement to analog service in most of the major metropolitan markets. In 1994, the FCC allocated the 1850-1990 MHz band for wireless high capacity, commonly referred to as broadband personal communications services to be provided utilizing digital technology.

        Both analog and digital mobile wireless communications networks, whether wireless personal communications services or cellular service, are divided into multiple geographic coverage areas, known as "cells." In both wireless personal communications services and cellular networks, each cell contains a transmitter, a receiver and signaling equipment, known as the radio communications site. The radio communications site is connected by microwave or traditional telephone lines to a switch that uses computers to control the operation of the cellular or digital wireless personal communications services network. The switch:

  •
  controls the transfer of calls from radio communications site to radio communications site as a subscriber's handset travels;

  •
  coordinates calls to and from handsets;

  •
  allocates calls among the radio communications sites within the network; and

  •
  connects calls to the local wireline telephone system or to a long distance carrier.

        Wireless communications providers establish interconnection agreements with local telephone companies and long distance telephone companies, thereby integrating their network with the existing communications network. Because the signal strength of a transmission between a handset and a radio communications site declines as the handset moves away from the radio communications site, the switching office and the radio communications site monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may "hand off" the call to another radio communications site where the signal strength is stronger.

        Wireless personal communications services differ from original analog cellular telephone service principally in that wireless personal communications services networks operate at a higher frequency and employ advanced digital technology. Analog-based networks send signals in which the transmitted signal resembles the input signal, the caller's voice. Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital networks also achieve greater frequency reuse than analog networks resulting in greater capacity than analog networks. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies, whether using wireless personal communications services or cellular frequencies, to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks. Moreover, digital technology also permits the provision of enhanced services such as caller ID.

        Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The FCC has not mandated a universal air interface protocol for digital wireless personal communications services networks. Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access, commonly referred to as TDMA, or global system for mobile communications, commonly referred to as GSM. TDMA and GSM communications are both time division multiple access networks but are incompatible with each other. CDMA is incompatible with both GSM and TDMA networks. Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA-based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular network in that area. The same issue would apply to users of TDMA or GSM systems. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas of the country, these handsets will remain necessary for segments of the subscriber base.

        Benefits of CDMA technology.    The PCS network of Sprint and the networks of the PCS affiliates of Sprint all use digital CDMA technology and use 3G CDMA technology in substantially all of their networks. We believe that CDMA provides important network performance benefits such as:

  •
  Greater Capacity. We believe, based on studies by CDMA manufacturers and our experience, that 3G CDMA networks can provide network capacity that is approximately 12 times greater than that of current analog technology and approximately four times greater than TDMA and GSM digital networks.

  •
  Privacy and Security. CDMA technology combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

  •
  Soft Hand-Off. CDMA networks transfer calls throughout the CDMA network using a technique referred to as a "soft hand-off", which connects a mobile customer's call with a new radio communications site while maintaining a connection with the radio communications site currently in use. CDMA networks monitor the quality of the transmission received by multiple radio communications sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another radio communications site. Analog, TDMA and GSM networks use a "hard hand-off" and disconnect the call from the current radio communications site as it connects with a new one without any simultaneous connection to both radio communications sites.

  •
  Simplified Frequency Planning. Frequency planning is the process used to analyze and test alternative patterns of frequency use within a wireless network to minimize interference and maximize capacity. Unlike TDMA- and GSM-based networks, CDMA-based networks can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

  •
  Longer Battery Life. Due to their greater efficiency in power consumption, CDMA handsets can provide longer standby time and more talk time availability when used in the digital mode than handsets using alternative digital or analog technologies.

  •
  Efficient migration path. We believe that CDMA technology has an efficient and incremental migration path to next generation voice and data services. Unlike technologies that require essentially a replacement investment to upgrade, CDMA upgrades can be completed incrementally. The first step—conversion to 1xRTT—was completed in 2002 for approximately $13 million.

Competition

        Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to decline in the future and the cost to acquire new customers to remain high. Currently, there are six national wireless providers who are generally all present in major markets across the country. We compete throughout our markets with both cellular and PCS providers. Although we face Verizon Wireless, AT&T Wireless Services, Cingular, T-Mobile and Nextel, the other five national wireless providers, in the majority of our markets, Verizon and AT&T are in all of our markets and provide the most competition for market share because in most cases they were the incumbent providers. Competition also spans operators using different competing digital technologies. We expect that existing cellular providers will continue to upgrade their networks to provide digital wireless communications services competitive with Sprint.

        We also face competition from resellers, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a facilities-based carrier and resell services through their own distribution network to the public. Virgin Mobile and Qwest Communications have agreements with Sprint to act as resellers in our markets.

        In addition, we compete in our markets with providers of existing communications technologies, such as paging, enhanced specialized mobile radio service dispatch and conventional landline telephone companies. Potential users of wireless personal communications services networks may find their communications needs satisfied by other current and developing technologies. One- or two-way paging or beeper services that feature voice messaging and data display as well as tone-only service may be adequate for potential customers who do not need to speak to the caller.

        In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including satellite-based telecommunications and wireless cable networks. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. Additionally, over the past several years, the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS services from Sprint.

        Many of our competitors have significantly greater financial and technical resources and subscriber bases, more extensive coverage areas and more well-established marketing programs and brand names than we do. Some of our competitors may market other services, such as landline telephone service, cable television and Internet access, along with their wireless telecommunications services. Furthermore, there has been a recent trend in the wireless telecommunications industry towards consolidation of wireless service providers, which we expect to lead to larger competitors over time. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted, which may facilitate the consolidation of some national providers.

        The FCC's mandate that wireless carriers provide for wireless local number portability, or WLNP, went into effect on November 24, 2003. WLNP allows subscribers to keep their wireless phone numbers when switching to a different service provider, which could make it easier for competing providers to market their services to our existing users. WLNP makes customer defections more likely, and we may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors' initiatives in an effort to retain customers or replace those who switch to other carriers.

        We seek to attract and retain customers principally on the basis of:

  •
  the strength of the Sprint brand name, products, services and features;

  •
  Sprint's nationwide network;

  •
  our network coverage and reliability;

  •
  the benefits of CDMA technology;

  •
  our marketing and promotional programs; and

  •
  the quality of customer care services.

        Our ability to compete successfully will also depend, in part, on our ability to anticipate and respond to various competitive factors affecting the industry, including:

  •
  new services and technologies that may be introduced;

  •
  changes in consumer preferences;

  •
  demographic trends;

  •
  economic conditions; and

  •
  discount pricing strategies by competitors.

Intellectual Property

        The Sprint diamond design logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint brand name, the Sprint diamond design logo and other service marks of Sprint in connection with marketing and providing wireless services within our markets. Under the terms of our trademark and service mark license agreements with Sprint PCS, we do not pay a royalty fee for the use of the Sprint brand name and Sprint service marks.

        Except in certain instances and other than in connection with national distribution agreements, Sprint has agreed not to grant to any other person a right or license to use the licensed marks in our markets. In all other instances, Sprint reserves the right to use the licensed marks in providing its services within or without our markets.

        Our trademark and service mark license agreements with Sprint PCS contain numerous restrictions with respect to the use and modification of any of the licensed marks.

Research and Development

        We currently do not conduct our own research and development. Instead we benefit from Sprint's and our vendors' extensive research and development efforts, which provide us with access to new technological products and enhanced service features without significant research and development expenditures of our own.

        We have been provided prompt access to any developments produced by Sprint for use in our network. We launched PCS Vision and PCS Ready Link products in 2002 and 2003 concurrently with the national launch by Sprint. We believe that new features and services will be developed for the Sprint PCS network to take advantage of CDMA technology. We may be required to incur additional expenses in modifying our network in the future to provide these additional features and services.

Sprint PCS Agreements

        The following is a summary of the material terms and provisions of our Sprint PCS agreements and the consent and agreement modifying the Sprint PCS management agreement. These agreements were recently amended in a number of respects to resolve issues that had arisen between Sprint PCS and us. We have filed the Sprint PCS agreements, including the November 2003 amendment, as exhibits to certain of our securities filings with the Securities and Exchange Commission and urge you to review them carefully.

  Overview of Sprint PCS Relationship and Agreements

        Under long-term agreements with Sprint PCS, we have the right to exclusively market PCS products and services under the Sprint brand name in our markets. Sprint PCS owns the spectrum licenses and we are granted use of these licenses through our agreements with Sprint PCS. The agreements with Sprint PCS require us to interface with the Sprint PCS national wireless network by building our PCS network to operate on the PCS frequencies licensed to Sprint PCS. The Sprint PCS agreements also give us access to Sprint PCS' equipment discounts, roaming revenue from Sprint PCS customers traveling into our markets, and various other back office services. Our relationship and agreements with Sprint PCS provided strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of establishing billing and other customer services infrastructure. The Sprint PCS agreements have an initial term of 20 years ending in 2018 and will automatically renew for three additional successive 10-year terms for a total term of 50 years, unless we or Sprint PCS provide the other with two years' prior written notice to terminate the agreements or unless we are in material default of our obligations under the agreements.

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

        Exclusivity.    We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our markets. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network in our markets while our management agreement is in place and no event has occurred that would permit the agreement to be terminated. Sprint PCS is permitted under our agreement to make national sales to companies in our markets and, as required by the FCC, to permit resale of Sprint PCS products and services in our markets. If Sprint PCS decides to expand the geographic area of our build-out, Sprint PCS must provide us with written notice of the proposed expansion. We have 90 days to determine whether we will build out the proposed area. If we do not exercise this right, Sprint PCS can build out the markets or permit another PCS affiliate of Sprint to do so.

        Network build-out.    The management agreement specifies the terms of the requirements for our network build-out plan and requires that we provide network coverage to a minimum network coverage area within specified time frames. We believe we are in compliance with our network build-out requirements and have satisfied the required deployment schedule under the management agreement. We also have agreed to operate our PCS network, if technically feasible and commercially reasonable, to provide for a seamless handoff of a call initiated in our markets to a neighboring Sprint PCS network.

        Products and services.    The management agreement identifies the products and services that we can offer in our markets. These products and services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement, or as modified by Sprint PCS. We are allowed to resell Sprint PCS services to wireless resellers who in turn resell Sprint PCS services to their customers using our network. We also are allowed to sell wireless products and services that are not Sprint PCS' products and services if those additional products and services do not cause distribution channel conflicts or, in Sprint PCS' sole determination, consumer confusion with Sprint PCS products and services. We may cross-sell services such as long distance service, Internet access, handsets, and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer traditional telephone services based on wireless technology specifically designed for the competitive local telephone market in areas where Sprint owns the local telephone company unless we name the Sprint-owned local telephone company as the exclusive distributor or Sprint PCS approves the terms and conditions.

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

        Service pricing, roaming, travel and fees.    We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. We are permitted to establish our own local price plans for Sprint PCS products and services offered only in our markets, subject to Sprint PCS' approval. We are entitled to receive fees weekly from Sprint PCS equal to 92% of net "billed revenue" related to customer activity less applicable write-offs, net of deposits applied. Sprint determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in our markets, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911, WLNP and universal service fund charges, and customer handset insurance are not considered "billed revenue." Billed revenue generally includes all other customer account activity for Sprint PCS products and services in our markets, which includes such activities billed to, attributed to or otherwise reflected in customers accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold or leased by us and to 81.36% of fees for enhanced 911 and 6.36% of fees for WLNP attributable to customers based in our markets less applicable write-offs. We also are entitled to 100% of the universal service funds received from the Universal Service Administrative Company associated with customers in our markets. Many Sprint PCS subscribers purchase nationwide pricing plans that allow roaming anywhere on Sprint PCS' and its affiliates' networks without incremental Sprint PCS roaming charges. However, we earn Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside our markets enters our markets and uses our network. We earn revenue from Sprint PCS based on a per minute rate when Sprint PCS' or other Sprint PCS affiliates' subscribers travel on our portion of the Sprint PCS network. Similarly, we pay the same rate for every minute our subscribers use the Sprint PCS network outside our markets. The roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements.

        Under our agreement with Sprint PCS, the reciprocal roaming rate exchanged for customers who roam into the other party's or another PCS affiliate's network was initially established at $0.20 per minute. In April 2001, we, along with other PCS affiliates of Sprint, reached an agreement in principle with Sprint PCS to reduce this reciprocal roaming rate exchanged between Sprint PCS and the PCS affiliates. The rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002 and further reduced to $0.058 per minute for 2003. The rate is currently fixed through December 31, 2006 at $0.058 per minute plus the actual long distance charges incurred pursuant to the November 2003 amendment to our management agreement. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS' retail yield from the prior year subject to certain limitations. Sprint PCS' retail yield is defined as Sprint PCS' average revenue per user for voice services divided by the average minutes of use per user.

        In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another PCS affiliate of Sprint outside of our markets. This roaming activity is settled on a per kilobit (KB) basis at a rate that was initially set at $0.0055 per KB for 2002 and was reduced to $0.0014 per KB for 2003. In the amendment to our management agreement with Sprint PCS, we agreed that the rate will be $0.0020 per KB for November 2003 through 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in the amendment to our management agreement.

        Under our agreement with Sprint PCS, the reseller rate is also $0.058 per minute through December 31, 2006 and thereafter will change annually to equal 90% of Sprint PCS' retail yield from the prior year.

        Advertising and promotions.    Sprint PCS is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our markets. Sprint PCS' service area includes the urban markets around our markets. Sprint PCS pays for advertising in these markets. Given the proximity of those markets to ours, we receive spill-over from Sprint PCS' advertising in surrounding urban markets.

        Program requirements.    Under our management agreement with Sprint PCS, we must comply with Sprint PCS' program requirements for technical standards, customer service standards and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. We are required to build a network that meets minimum transport requirements established by Sprint PCS for links between our cell sites and switches. These requirements are measured in milliseconds. We also are required to have minimal loss and echo return loss on our telephone lines. We must meet substantially high network up-time percentage in excess of 95%. Sprint PCS can adjust the program requirements at its discretion, subject to limitations, including those specified below which were included in the November 2003 amendment to our management agreement. We can decline to implement any "non-capital program requirement change" (as defined below) if the change will:

  •
  cause our combined peak negative cash flow to be an amount greater than 3% of UbiquiTel Inc.'s "enterprise value" (as defined below);

  •
  when combined with all other changes in the program requirements that we agree to or were required to implement, within the prior 12 months, cause our combined cumulative peak negative cash flow to be an amount greater than 5% of UbiquiTel Inc.'s "enterprise value";

  •
  cause a decrease in our forecasted five-year discounted cash flow of more than 3% on a combined net present value basis; or

  •
  when combined with all other changes in the program requirements that we agree to or were required to implement, within the prior 12 months, cause a decrease in our forecasted five-year discounted cash flow of more than 5% on a combined net present value basis.

        For purposes of determining whether a "non-capital program requirement change" will adversely impact our operations, UbiquiTel Inc.'s "enterprise value" is defined as the book value of its outstanding debt and preferred stock, in addition to the fair market value of its publicly-traded equity (excluding preferred stock), less cash.

        A "non-capital program requirement change" means a program requirement change that does not require us to make any capital expenditures in excess of 5% of our capital budget as approved by our board of directors for the fiscal year in which the program requirement change is requested, but does not include changes to the trademark usage guidelines, the marketing communications guidelines and the Sprint PCS national or regional distribution program requirements.

        We also may decline to implement any change in any "capital program requirement" (as defined below), if the change will have a negative net present value applying a five-year discounted cash flow model.

        A "capital program requirement change" means a program requirement change that requires us to make a capital expenditure that is greater than 5% of our capital budget as approved by our board of directors for the fiscal year in which the program requirement change is requested, but does not include changes to the trademark usage guidelines, the marketing communications guidelines and the Sprint PCS national or regional distribution program requirements.

        Our management agreement sets forth a dispute resolution process if Sprint believes that we do not have the right to decline to implement a change in the program requirements. In any event, we must implement a change in the program requirements if Sprint agrees to compensate us for amounts in excess of the criteria set forth above.

        Notwithstanding the above, we have agreed to implement a change in program requirements if the adjustment relates to a pricing plan or roaming program and Sprint reasonably determines that the change must be implemented on an immediate or expedited basis to respond to competitive market forces. If the change would have exceeded one of the criteria set forth above, our management agreement provides for appropriate compensation from Sprint to the extent such criteria is exceeded.

        Under our services agreement with Sprint PCS, Sprint PCS may terminate a significant service, including customer service, billing or collections, upon nine months' advance written notice. We could then be required to establish and operate our own customer service center to, among other things, handle customer inquiries and activate handsets and accounts, handle billing or handle collections within stringent time guidelines established by Sprint PCS.

        Non-competition.    We may not offer Sprint PCS products and services outside our markets without the prior written approval of Sprint PCS. Within our markets we may offer, market or promote telecommunications products and services only under the Sprint brand, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we obtain licenses to provide PCS services outside our markets, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS. Additionally, if customers from our markets travel to other geographic areas, we must route those customers' incoming and outgoing calls according to Sprint PCS' roaming and inter-service area requirements, without regard to any wireless networks that we or our affiliates operate.

        Inability to use non-Sprint PCS brand.    We may not market, promote, advertise, distribute, lease or sell any Sprint PCS products and services on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

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

  •
  the management agreement not complying with any applicable law in any material respect; or

  •
  the termination of either of the trademark and service mark license agreements.

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

        Transfer of Sprint PCS network.    Sprint PCS may sell, transfer or assign its wireless personal communications services network to a third party if the third party agrees to be bound by the terms of our Sprint PCS agreements.

        Rights on Termination.    If we have the right to terminate the management agreement because of an event of termination caused by Sprint PCS, generally we may:

  •
  require Sprint PCS to purchase all of our operating assets used in connection with our PCS network for an amount equal to 80% of our "entire business value" (as determined in the manner described below under "Determination of Entire Business Value");

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

        Determination of Entire Business Value.    If our entire business value is to be determined, we and Sprint PCS will each select one independent appraiser and the two appraisers will select a third appraiser, each of whom must be an expert in valuing wireless telecommunications companies. The three appraisers will determine the entire business value on a going concern basis using the following guidelines:

  •
  the entire business value will be based on the price a willing buyer would pay a willing seller for the entire ongoing business;

  •
  the appraisers will use then current customary means of valuing a wireless telecommunications business;

  •
  the appraisers will value the business as it is conducted under the Sprint brand and the Sprint PCS agreements;

  •
  where Sprint PCS may, or is required to, purchase our operating assets the appraisers will value the business as if we own the spectrum and frequencies that we actually use; where we may, or are required to, purchase a portion of Sprint PCS' licensed spectrum, the business will be valued as if we already own that portion of the spectrum and frequencies that we are going to purchase; and

  •
  the valuation will not include any value for the business not directly related to the Sprint PCS products and services.

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

        Most favored nation clause.    We generally have the right to amend our management agreement or services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and another Sprint PCS affiliate of similar size (defined as having at least 3.0 million covered POPs) if, prior to December 31, 2006, Sprint amends the terms of any of those agreements of another Sprint PCS affiliate of similar size in a manner that are more favorable than the terms of our agreements. This right is only effective, however, if we agree to accept all of the terms and conditions set forth in the other agreements agreed to after November 1, 2003 and (1) those agreements were not amended with such Sprint PCS affiliate, solely because the affiliate owns the spectrum on which its network operates (unless such PCS affiliate of Sprint acquired the spectrum from Sprint after November 1, 2003), (2) the amendments to those agreements were not compelled by a law or regulation inapplicable to us, or (3) the amendments to those agreements were not due solely to a change in a build-out plan.

  The Services Agreement

        Pursuant to the November 2003 amendment to our services agreement, Sprint PCS consolidated support services relating to billing, customer care, collections, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to as Sprint CCPU service, all of which support services we had been purchasing prior to the consolidation. We have agreed to continue to purchase the Sprint CCPU service from Sprint PCS for the period November 2003 through December 2006 and pay a monthly rate of $7.70 per subscriber. Beginning in 2007, the monthly rate for the next three years for Sprint CCPU service will be based on a to-be-determined percentage of Sprint PCS' reported cash cost per user. If we and Sprint PCS cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CCPU service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere, subject to certain rights and procedures relating to our ability to transition only customer care and collection services beginning in 2008. Sprint PCS also consolidated services relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs into one category referred to as Sprint CPGA service, all of which services and/or costs, prior to the consolidation, we had been purchasing in the case of the services or bearing in the case of the costs. We have agreed to continue to purchase the Sprint CPGA service from Sprint PCS for the period November 2003 through December 2006 at a monthly rate of 5.2% of Sprint PCS' most recently published cost per gross addition. Beginning in 2007, the monthly percentage rate for the next three years for Sprint CPGA service will be based on a to-be-determined percentage of Sprint PCS' reported CPGA. If we and Sprint PCS cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere.

        Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint in connection with any other business or outside our markets. Sprint must give us nine months' notice if it discontinues a significant service, including customer service, billing or collections, in which case, if we wish to continue to receive that service, Sprint will use commercially reasonable efforts to help us provide the service ourselves or find another vendor to provide the service and to facilitate any transition.

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

  The Trademark and Service Mark License Agreements

        We have non-transferable, royalty-free licenses to use the Sprint brand name and "diamond" symbol, and several other U.S. trademarks and service marks on Sprint PCS products and services. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner that would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed promptly to notify Sprint of any infringement of any of the licensed marks within our markets of which we become aware and to provide assistance to Sprint in connection with Sprint's enforcement of its rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

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

        Appointment by Paribas of Sprint PCS or a third party designee to operate business.    If Paribas appoints Sprint PCS to operate the business, Sprint PCS must accept the appointment within 14 days or designate another person to operate the business. Sprint PCS' designee may be a PCS affiliate of Sprint (other than us) or another person acceptable to Paribas. Sprint PCS or its designee must agree to operate the business for up to six months. At the end of the six months, the period may be extended by Paribas for an additional six months (or an additional 12 months if the aggregate population served by all of the PCS affiliates of Sprint is less than 40 million). During the initial six-month period, Sprint PCS may not receive reimbursement for amounts expended to cure a breach until our obligations to our senior lenders under the credit facility have been satisfied in full. If the term is extended beyond the initial six-month period, we will be required to reimburse Sprint PCS or its designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our shareholders' equity value plus the outstanding amount of our long term debt. Sprint PCS or its designated person is not required to incur expenses beyond this 5% limit. At the end of the initial six-month interim term, Paribas has the right to appoint a successor to the interim manager subject to the requirements set forth below.

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

  •
  operate our PCS business as an interim manager for up to six months; or

  •
  appoint a PCS affiliate of Sprint or another person that is acceptable to Paribas to operate our PCS business on an interim basis.

        If Sprint PCS elects not to operate the business or designate a third party to operate the business on an interim basis, Paribas may do so.

        Election of Sprint PCS to serve or designate a third party to operate business.    If Sprint PCS elects to operate the business on an interim basis or designate a third party to operate the business on an interim basis, Sprint PCS or the third party may operate the business for up to six months at the discretion of Sprint PCS. At the end of the six months, the period may be extended for an additional six months (or an additional 12 months if the aggregate population served by us and all other PCS affiliates of Sprint is less than 40 million). During the initial six-month period, Sprint PCS may not receive reimbursement for amounts expended to cure a breach until our obligations to our senior lenders under the credit facility have been satisfied in full. If the term is extended beyond the initial six-month period, we will be required to reimburse Sprint PCS or its third party designee for amounts previously expended and to be incurred as interim manager to cure a default up to an aggregate amount that is equal to 5% of the sum of our shareholders' equity value plus the outstanding amount of our long term debt. Sprint PCS or its third party designee is not required to incur expenses beyond this 5% limit. At the end of the initial six-month period, Sprint PCS, subject to the approval of Paribas, has the right to appoint a successor to the interim manager.

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

Environmental Compliance

        Our environmental compliance expenditures primarily result from the operation of standby power generators for our telecommunications equipment and compliance with various environmental rules during network build-out and operations. The expenditures arise in connection with standards compliance or permits which are usually related to generators, batteries or fuel storage. Our environmental compliance expenditures have not been material to our financial statements or operations and are not expected to be material in the future.

Regulation of the Wireless Telecommunications Industry

        The FCC regulates the licensing, construction, operation, acquisition and interconnection arrangements of wireless telecommunications networks in the United States. The FCC has promulgated a series of rules, regulations and policies to, among other things:

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

  •
  govern certain aspects of the relationship between carrier and customer, such as the use of personal information, and number portability;

  •
  establish service requirements such as enhanced 911 service;

  •
  impose fines and forfeitures for violations of the Communications Act and the FCC's rules; and

  •
  regulate the technical standards of PCS networks.

        Through rules that became fully effective on January 1, 2003, the FCC eliminated its spectrum cap for commercial mobile radio service, or CMRS, which includes broadband wireless personal communications services, cellular and SMR. The cap previously had limited CMRS providers to 55 MHz of spectrum in any geographic area.

  Transfers and Assignments of PCS Licenses

        The FCC must give prior approval to the assignment of licenses or transfers of licenses involving substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. The FCC requires only post-consummation notification of certain pro forma assignments or transfers of control. In addition, the FCC has established rules which will allow the leasing of licensed spectrum.

  Conditions of PCS Licenses

        All PCS licenses are granted for 10-year terms conditioned upon compliance with various rules and regulations of the FCC, including timely compliance with the FCC's build-out requirements. Pursuant to the FCC's build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within their licensed service areas within five years and to two-thirds of the population within ten years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed service areas within five years or make a showing of "substantial service" within that five-year period. If the build-out requirements are not met, the PCS licenses could be forfeited.

        The FCC also requires licensees to maintain control over their licenses. We believe that our management agreement with Sprint PCS meets the FCC requirements for licensee control of licensed spectrum. If the FCC were to determine that our management agreement with Sprint PCS needs to be modified to increase the level of licensee control, the agreement may be modified to cure any purported deficiency regarding licensee control of the licensed spectrum. If the agreement cannot be modified, it may be terminated. As a result, it would be extremely difficult for us to conduct our business. In addition to revoking licenses, the FCC could impose monetary penalties on us.

  PCS License Renewal

        PCS licenses can be renewed for additional 10-year terms. PCS license renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in comparative renewal hearing a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has provided "substantial service" during its license term and substantially complied with all applicable laws and FCC rules and policies. The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. We believe that the FCC's renewal expectancy and procedures make it likely that Sprint will retain its PCS licenses that we manage for the foreseeable future.

  Interconnection

        The FCC has the authority to order interconnection between commercial mobile radio service providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to establish reciprocal compensation with commercial mobile radio service providers, which provide telecommunications services through wireless technology for transport and termination of telecommunications. The FCC rules define reciprocal compensation as compensation from one carrier to another for the transport and termination on each carrier's network facilities of local telecommunications traffic originating on the network facilities of the other carrier. As a commercial mobile radio service provider, we are required to pay reciprocal compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive reciprocal compensation when we transport and terminate a local call that originated on a wireline local exchange carrier's network. In conjunction with Sprint, we negotiate interconnection agreements for our network with major incumbent local exchange carriers and smaller independent local telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the PCS network of Sprint with other telecommunications networks. They also will determine the nature and amount of revenues we and Sprint can receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers.

  Other FCC Requirements

        CMRS providers, including Sprint, are required to permit manual roaming on their networks. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier's network must be able to make a call by providing a credit card number or making some other arrangement for payment. Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and could impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on their mobile phones.

        In October 2003, the FCC issued an order in which it adopted leasing rules and rules governing the streamlined processing of certain de facto transfers of control of wireless service licenses, including cellular and PCS licenses, which will permit a secondary market to develop for the acquisition of spectrum. Under these new rules, licensees may lease spectrum usage rights to spectrum lessees without the need for prior FCC approval so long as the licensee retains effective working control over the use of the spectrum. In addition, these rules will allow licensees to enter into short-term (360 days or less) and long-term leases in which the licensee retains legal control of the licensed spectrum but in which de facto or working control is transferred to the lessee for the term of the lease. Such leases which transfer working control will require FCC approval but will be subject to streamlined FCC review and approval procedures. The FCC also has issued a further notice of proposed rulemaking in which it has sought comment on further changes to its spectrum leasing rules and policies.

        FCC rules require that local exchange carriers and most commercial mobile radio service providers allow customers to change service providers without changing telephone numbers, which, for wireless service providers, is referred to as wireless local number portability, or WLNP. FCC regulations required that most commercial mobile radio service providers implement WLNP in the 100 largest metropolitan areas of the United States by November 24, 2003. FCC regulations require most commercial mobile radio service providers to be able to deliver calls from their networks to ported numbers anywhere in the country and to contribute to the Local Number Portability Fund. Wireless carriers outside the top 100 MSAs that receive a request to port numbers must be capable of doing so within six months of the request or by May 24, 2004, whichever is later. The FCC also has adopted rules governing the porting of wireline numbers to wireless carriers. Implementation of WLNP has required wireless PCS providers like us and Sprint to purchase more expensive switches and switch upgrades. However, it also has enabled existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which has made it easier for PCS providers to market their services to existing cellular users.

        FCC rules require broadband PCS and other commercial mobile radio service providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 calls to "Public Safety Answering Points." The FCC has approved a plan proposed and amended by Sprint under which Sprint began selling specially equipped telephone handsets in 2001, with a rollout of such handsets that continued until June 30, 2003, when all new handsets activated nationwide were to be specially-equipped. Sprint's plan requires that by December 31, 2005, 95% of Sprint wireless subscriber handsets in service must be equipped for the Sprint wireless enhanced 911 service. Moreover, Sprint completed its PCS network upgrade to support enhanced 911 service by December 31, 2002 and began providing a specified level of enhanced 911 service by June 30, 2002. As the required equipment becomes more functional and less expensive, emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities. Sprint and other providers of cellular and PCS services are required to contribute to various state and local funds to support enhanced 911 capability through charges on customer invoices.

        FCC rules permit broadband PCS and other commercial mobile radio service providers to provide traditional telephone services based on wireless technology and other fixed services that would directly compete with the wireline services of local telephone companies. The FCC currently is undertaking a rulemaking proceeding in which it is considering actions to help ensure that competitive telecommunications providers have reasonable and non-discriminatory access to rights-of-way, buildings, rooftops and facilities in multiple tenant environments, which could facilitate the provision of these services.

  Communications Assistance for Law Enforcement Act and USA Patriot Act

        The Communications Assistance for Law Enforcement Act, or CALEA, enacted in 1994, requires Sprint and other telecommunications carriers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. PCS providers were generally required to comply with the current industry CALEA capability standard, known as J-STD-025A, by June 30, 2000, and with additional standards by September 30, 2001. PCS providers also were required to comply with certain CALEA capability requirements by November 19, 2001. Various other capability requirements established by the Department of Justice and Federal Bureau of Investigation have been temporarily suspended pending further review by the FCC. The USA Patriot Act of 2001 included certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including PCS carriers. CALEA and the USA Patriot Act may cause Sprint and its PCS affiliates to face additional costs and responsibilities for network upgrades related to compliance with law enforcement agencies' expanded surveillance powers. Most PCS providers are ineligible for federal reimbursement for the software and hardware upgrades necessary to comply with CALEA capability and capacity requirements. However, it is possible that some of these costs may be reduced or delayed if law enforcement or legislative initiatives are adopted and implemented.

  Other Federal Regulations

        Wireless systems must comply with certain FCC and Federal Aviation Administration regulations regarding the siting, lighting and construction of transmitter towers and antennas. In addition, the FCC has implemented the National Environmental Policy Act by requiring towers and antennas to meet certain land use and radio frequency standards.

  Review of Universal Service Requirements

        The FCC and certain states have established "universal service" programs to ensure that affordable, quality telecommunications services are available to all Americans, and to support the availability of advanced telecommunications services to schools, libraries, and rural health care centers. Sprint is required to contribute to the federal universal service program as well as existing state programs. Effective February 2003, the FCC imposed rules that may have the effect of increasing the universal service "contribution" that Sprint is required to pay as a result of its PCS business, and the businesses of its PCS affiliates, and various states may follow suit. At the present time it is not possible to predict the extent of Sprint's total federal and state universal service assessments or its ability to recover from the universal service fund. Wireless providers may seek designation as "Eligible Telecommunications Carriers," or ETC, in specific geographic areas. ETC designation makes those carriers eligible to receive funds from the federal universal service fund to support the provision of telecommunications service to customers in certain high cost areas. Sprint has applied to the FCC for ETC status in several states.

  Partitioning; Disaggregation

        FCC rules allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties.

  Wireless Facilities Siting

        States and localities are not permitted to regulate the placement of wireless facilities so as to "prohibit" the provision of wireless services or to "discriminate" among providers of such services. In addition, so long as a wireless system complies with the FCC's rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for us, Sprint and other wireless entities to acquire necessary tower sites in the face of certain types of local zoning opposition and delays, but they do not completely pre-empt state and local authority over tower siting.

  Equal Access

        Wireless providers are not required to provide equal access to common carriers for toll services. This enables us and Sprint to generate additional revenues by reselling the toll services of Sprint and other long-distance carriers from whom we can obtain favorable volume discounts. However, the FCC is authorized to require unblocked access to toll carriers subject to certain conditions.

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

        To date, the FCC has granted no such petition. To the extent we provide fixed wireless service, we may be subject to additional state regulation. These standards and rulings have prevented states from delaying the entry of wireless personal communications services and other wireless carriers into their jurisdictions via certifications and similar requirements, and from delaying or inhibiting aggressive or flexible wireless price competition after entry. Despite Section 332, states may regulate certain aspects of commercial mobile radio service other than market entry and pricing.

Employees

        As of December 31, 2003, we employed 477 full-time and 42 part-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Executive Officers

        The name, age and position of each of our current executive officers are as follows:

        Donald A. Harris, 51, has served as our President and Chief Executive Officer and as a director since our inception and was appointed Chairman of the Board in May 2000. Mr. Harris has more than 19 years of experience in the telecommunications industry, and is the former president of Comcast Cellular Communications, Inc., and a former senior vice president of Comcast Corporation. He also participated in Comcast's efforts on the board of Nextel. Mr. Harris managed the build-out of and had operating responsibility for Comcast's cellular operations in Pennsylvania, New Jersey and Delaware with over 8 million residents. Mr. Harris also was responsible for Comcast's PCS experimental trials. Prior to joining Comcast in February 1992, Mr. Harris was Vice President/General Manager of PacTel Cellular's Los Angeles office, the then largest traditional cellular operation in the United States. He also held several senior management positions with PacTel, including Vice President of Corporate Development, and President and Chief Executive Officer of the San Francisco Cellular Partnership. Mr. Harris began his career in the cellular communications industry as a consultant with McKinsey & Company. Mr. Harris is a graduate of the United States Military Academy at West Point and holds a Master of Business Administration degree from Columbia University.

        Dean E. Russell, 51, has been our Chief Operating Officer since November 1999. He is responsible for overseeing all of the functional areas of our operations including sales and marketing, network and field operations and human resources. Prior to joining us, Mr. Russell was part of the executive management team of Education Management Corporation from October 1997 to November 1999. He held various positions with Education Management Corporation including Director of Operations for the Art Institute of Fort Lauderdale and President of the Art Institute International at San Francisco. Previously, Mr. Russell was the General Sales Manager for Comcast Cellular Communications, Inc. in Atlantic City and Cape May County in New Jersey from October 1995 to October 1997. Prior to joining Comcast Cellular Communications, Inc., Mr. Russell served in the United States Army for 20 years before retiring as a Lieutenant Colonel. Mr. Russell has 30 years of leadership experience including hands on experience managing diverse operations. Mr. Russell holds a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, a Master of Education degree from the University of Georgia and a Master of Business Administration degree in International Business from Long Island University.

        James J. Volk, 40, joined us as Chief Financial Officer in July 2001 and is responsible for all of the company's financial activities. Prior to that, he served as Regional Vice President of Finance and Chief Financial Officer of Cingular Wireless' East Region since September 2000 where he was responsible for all financial aspects of the region which provided service to approximately 4 million customers. He previously served as Vice President of Finance and Chief Financial Officer of Cingular's Philadelphia market from August 1999 to September 2000. Mr. Volk joined Cingular as Director of International Finance in January 1995 where he was responsible for all financial aspects of the international wireless operations and business development of the Comcast Cellular Division. He also served from May 1998 to August 1999 as Director of Strategic Marketing Planning, where he was responsible for planning and analysis as well as business development for the Comcast Cellular Division. Mr. Volk is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from the University of Delaware and a Master of Business Administration degree from Villanova University.

        Patricia E. Knese, 45, joined us in November 2000 as Vice President and General Counsel, and in February 2001 she was appointed our Secretary. From May 1999 to November 2000, Ms. Knese served as Head Transactions and E-Health Counsel for Aetna U.S. Healthcare Inc., the Hartford, Connecticut-based health benefits company, and as General Counsel for InteliHealth Inc., an Aetna Internet subsidiary, where she was responsible for mergers and acquisitions, strategic relationships and investments, and licensing and other e-commerce related legal matters. From September 1993 to April 1999, she was an attorney at Morgan, Lewis & Bockius LLP in the Business and Finance area of the firm, and served as a federal judicial clerk from 1992 to 1993 with the chief judge of the United States District Court for the District of Delaware. She also has over ten years of management experience in the automotive industry with automotive manufacturers Subaru of America, Inc. and Chrysler Corporation. Ms. Knese holds a Bachelor of Science degree in Management/Marketing from Saint Joseph's University, a Master of Business Administration degree from Drexel University and a Juris Doctor degree, summa cum laude, from Temple University School of Law.

        David L. Zylka, 43, joined us in January 2000 as Vice President—Engineering, and in January 2004 he was appointed our Chief Technology Officer. In this role he is responsible for overseeing all activities within the engineering, network operations, implementation and information technology organizations of the company. Mr. Zylka has 13 years experience in the telecommunications industry. From January 1999 to December 1999, he served as Vice President of Engineering for Frontier Cellular Communications in Rochester, New York where he developed and executed a $59 million CDMA network expansion plan. Before he joined Frontier Cellular Communications, Mr. Zylka held various positions at Comcast Communications in Philadelphia, Pennsylvania from May 1991 to November 1998, most recently as Vice President of Operational and Performance Engineering for the Comcast Cellular network. Mr. Zylka holds a Bachelor of Science degree in Electrical Engineering from the United States Military Academy at West Point and a Master of Science degree in Information Systems Management from Golden Gate University.

        Andrew W. Buffmire, 56, joined us in May 2000 as Vice President—Business Development. He is responsible for the development and negotiation of strategic business transactions. Prior to joining us, Mr. Buffmire was a Director in the Sprint PCS Affiliates Program. He joined Sprint PCS in January 1996 during its initial development stage. At Sprint PCS he led the state-related regulatory compliance, network infrastructure and interconnection negotiations for the market entry of Sprint PCS and provided legal counsel for various aspects of the network build-out. Before joining Sprint PCS, Mr. Buffmire was an attorney in private legal practice in Salt Lake City, Utah for 16 years, with the exception of two years (1985-1987), when he was the founder, general counsel and registered principal of an NASD-registered investment banking firm. Mr. Buffmire interned with the Commission of the European Economic Community (EU) in Brussels, Belgium. He has a Bachelor of Arts degree in International Relations from the University of Southern California, a Juris Doctor degree from the University of Utah and a Master of Laws degree from the London School of Economics and Political Science. Mr. Buffmire serves on the board of directors of Crown Energy Corporation.

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

Risks Related to Our Business, Strategy and Operations

        Our substantial leverage could adversely affect our financial health

        We are highly leveraged. As of December 31, 2003, our total outstanding debt, including capital lease obligations, but excluding future cash flows associated with senior discount notes accrued in our February 2003 debt exchange (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations"), was approximately $363.5 million. Our substantial indebtedness could adversely affect our financial health by, among other things:

  •
  increasing our vulnerability to adverse economic conditions;

  •
  limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

  •
  requiring us to dedicate a substantial portion of any cash flows from operations to make interest and principal payments on our debt, which reduces funds available for operations and future business opportunities; and

  •
  making us more highly leveraged than some of our competitors, which could potentially decrease our ability to compete in our industry.

        Additionally, our substantial senior secured debt has a number of important consequences for our operations, including the following:

  •
  due to the liens on substantially all of our assets that secure our senior secured credit facility, senior lenders may control our assets upon a default;

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

        The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The credit agreement for our senior secured credit facility and the indentures governing our outstanding notes limit our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our securities and our ability to repay our obligations.

        We may not be able to sustain our planned growth or obtain sufficient revenue to achieve and sustain profitability

        During 2002 and 2003, we experienced overall declining net subscriber growth compared to periods prior to 2002. This trend is attributable to increased competition and slowing aggregate subscriber growth in the wireless telecommunications industry. We are currently experiencing operating and net losses as we continue to add subscribers, which requires a significant up-front investment to acquire those subscribers. If the current trend of slowing net subscriber growth is more rapid than we anticipate, it may lengthen the amount of time it will take for us to reach a sufficient number of subscribers to achieve profitability.

        We may not achieve or sustain operating profitability or positive cash flows, which may result in our inability to meet our debt obligations or fund capital expenditures

        We have a limited operating history, have incurred significant operating losses to date and expect to continue to incur net losses through at least 2005. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, our ability to market Sprint PCS products and services, achieve projected market penetration and manage subscriber turnover rates. If we do not achieve and maintain operating profitability and positive cash flows from operating activities, we may be unable to make interest or principal payments on our debt. We will have to dedicate a substantial portion of any future cash flows from operations to make interest and principal payments on our debt and fund capital expenditures, which will reduce funds available for other purposes. Although we have substantially completed our network coverage build-out, our business requires additional capital expenditures of up to approximately $20 to $25 million annually for maintenance, capacity enhancements and coverage improvements. If we do not achieve and maintain positive cash flows from operations on a timely basis, or if our operating cash flows are insufficient to cover our debt obligations in the future, we may be unable to operate our business in an effective or competitive manner or make required payments on our debt.

        If we receive less revenues or incur more fees than we anticipate for PCS roaming from Sprint, our results of operations may be negatively affected

        We are paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of our markets uses our network. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets. Sprint PCS subscribers based in our markets may spend more time in other Sprint PCS coverage areas than we anticipate, and Sprint PCS subscribers based outside of our markets may use our network less than we anticipate. As a result, we may receive less Sprint PCS roaming revenue and/or have to pay more in Sprint PCS roaming fees than we anticipate. Our ratio of inbound to outbound roaming with Sprint PCS was approximately 1.62 to 1 during the year ended December 31, 2003. We expect this ratio to decline over time.

        Roaming revenue from subscribers of wireless communications providers other than Sprint may decline in the future

        We derive a significant amount of roaming revenue from wireless communications providers other than Sprint for permitting their subscribers to roam on our network when they are in our markets. We do not have agreements directly with these providers. Instead, we rely on roaming arrangements Sprint has negotiated. If Sprint agrees to a lower negotiated rate, it will similarly lower our revenues. If the rates offered by Sprint are not attractive, these other wireless communications providers may decide to build out their own networks in our markets or enter into roaming arrangements with our competitors who also have networks in our markets. A significant reduction in roaming rates or the loss of all or a significant portion of this roaming revenue would have a material adverse effect on our financial condition and results of operations.

        We will incur additional amortization expense as a result of acquiring intangible assets in connection with our acquisition of VIA Wireless LLC, which will result in a charge against our earnings

        Our acquisition of VIA Wireless in 2001 was accounted for using the purchase method of accounting, which means assets and liabilities of VIA Wireless, including its intangible assets, were recorded on our balance sheet at their fair market value. We paid approximately $202.1 million for VIA Wireless in the form of UbiquiTel Inc.'s common stock valued at approximately $122.0 million and assumed debt of approximately $80.1 million (which was reduced to $30.1 million on a net basis after giving effect to the post-closing sale of VIA Wireless' California PCS licenses for $50.0 million in cash). As of December 31, 2003, our net intangible assets related to the acquisition of VIA Wireless, other than goodwill, were $68.9 million, representing approximately 14.2% of our total assets as of December 31, 2003. Our intangible assets, other than goodwill, are amortized over an 18-year period. There can be no assurance that the value of the intangible assets will ever be realized by us. Any future determination requiring the write-off of a significant portion of our unamortized intangible assets could have an adverse effect on our results of operations.

        The technology that we use may become obsolete, which would limit our ability to compete effectively within the wireless telecommunications industry

        The wireless telecommunications industry is experiencing significant technological change. We employ CDMA digital technology, the digital wireless telecommunications technology selected by Sprint and certain other carriers for their nationwide networks. Other carriers employ other technologies, such as TDMA, GSM and integrated Digital Enhanced Network (iDEN) technology, for their nationwide networks. If another technology becomes the preferred industry standard, we would be at a competitive disadvantage, and competitive pressures may require Sprint to change its digital technology, which in turn could require us to make changes to our network at substantial costs. We may be unable to respond to these pressures and implement new technology on a timely basis or at an acceptable cost.

        If we lose the right to install our equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, we could incur greater operating and capital expenditures and our business and results of operations could be adversely impacted

        We lease a significant amount of the radio communications sites for our network through master lease agreements with several national communication site management companies. A few of these tower companies have experienced financial difficulties and sought bankruptcy protection. If a master lease agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or might be required to rebuild the affected portion of our network, which could result in a portion of our network having a temporary disruption in service and a material increase in our operating or capital expenditures. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if we were unable to renew any expiring leases with the tower companies either on favorable terms or at all.

        We may not be able to compete with potential acquirors for acquisitions to expand our territory, or successfully overcome risks associated with expanding our territory through acquisitions, which could have a material adverse effect on our business and reduce the market value of our securities

        There has been a recent trend in the wireless telecommunications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We may attempt to further expand our territory through acquisitions of other PCS affiliates of Sprint or through the grant of additional markets from Sprint. If we expand our operations through acquisitions, we will compete with other potential acquirors, some of which may have greater financial or operational resources than us. Any expansion through an acquisition may require the approval of Sprint. If we acquire additional businesses, we may encounter difficulties that may be costly and time-consuming, slow our growth or lower the value of our securities. For example, we may have to:

  •
  assume and/or incur additional debt, including secured debt, to finance the acquisitions and fund the ongoing operations of the acquired companies;

  •
  integrate new operations with our existing operations; or

  •
  divert the attention of our management from other business concerns.

        In connection with any of these transactions, we also may incur significant amortization expenses related to intangible assets. The failure to overcome risks encountered in these transactions could have a material adverse effect on our business.

        We previously used Arthur Andersen LLP as our independent public accountants

        The audited consolidated statements of operations, stockholders' equity and cash flows of UbiquiTel and its subsidiaries for the year ended December 31, 2001 included in this Annual Report on Form 10-K, prior to the revisions discussed in Note 3 to the consolidated financial statements of UbiquiTel and its subsidiaries included in this Annual Report on Form 10-K, were audited by Arthur Andersen LLP, independent public accountants, as stated in their report thereon dated as of February 15, 2002, which is included herein. On March 14, 2002, Arthur Andersen was indicted on federal obstruction of justice charges arising from the federal government's investigation of Enron Corporation. On May 15, 2002, upon the recommendation of the audit committee of UbiquiTel's board of directors, UbiquiTel's board of directors approved the dismissal of Arthur Andersen as UbiquiTel's independent public accountants and the appointment of PricewaterhouseCoopers LLP to serve as our independent public accountants for the fiscal year ended December 31, 2002. The audit committee of UbiquiTel's board of directors reappointed PricewaterhouseCoopers LLP to serve as our independent public accountants for the fiscal year ended December 31, 2003.

        Arthur Andersen was convicted on federal obstruction of justice charges on June 15, 2002, ceased practicing before the SEC on August 31, 2002, and was sentenced to five years probation on October 16, 2002. Arthur Andersen has not reissued their audit report dated as of February 15, 2002 included in this Annual Report on Form 10-K. As a result, you may not be able to recover any amount from Arthur Andersen in connection with any claim that may arise out of Arthur Andersen's audit of our financial statements described above.

        The terms of our debt place restrictions on us which may limit our operating flexibility

        Our senior secured credit facility and the indentures governing our outstanding notes impose material operating and financial restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

  •
  incurring additional debt;

  •
  paying dividends, redeeming capital stock or making other restricted payments or investments;

  •
  creating liens on assets;

  •
  merging, consolidating or disposing of assets;

  •
  entering into transactions with affiliates; and

  •
  placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on our outstanding debt, complete acquisitions for cash or debt or react to changes in our operating environment. Any future debt that we incur may contain similar or more restrictive covenants.

        If we do not meet all of the conditions required under our senior secured credit facility, we may not be able to draw down on our revolving credit facility if needed to fund operating losses and working capital needs

        Our ability to borrow funds under our senior secured credit facility's current unused $47.7 million revolving line of credit could be terminated due to our failure to comply with specific conditions on each funding date, including the following:

  •
  that the representations and warranties in our loan documents are true and correct in all material respects;

  •
  that certain financial covenants are satisfied, including maintaining certain financial ratios;

  •
  that our cash balance (as defined in the credit facility) is below $25.0 million; and

  •
  the absence of a default under our loan documents.

        We are currently in compliance with all financial and operating covenants relating to the senior secured credit facility. However, if our business does not generate the results required by the covenants in the senior secured credit facility, our ability to make borrowings under the revolving line of credit required to operate our business would be restricted or terminated and the credit facility could be declared in default.

        We may be unable to repay or refinance indebtedness prior to its maturity

        As of December 31, 2003, we had $230.0 million outstanding principal amount of term loans, and $163.1 million outstanding principal amount ($137.0 million accreted value, excluding future cash flows associated with senior discount notes accrued in our February 2003 debt exchange (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations")) of senior discount notes, Series B senior discount notes and senior subordinated discount notes. We may not be able to generate sufficient funds from operations to repay all of those obligations as they are currently scheduled to become due. Accordingly, it may be necessary to refinance some of those obligations at or before their respective maturities. Our ability to refinance those obligations will depend on, among other things, our financial condition at the time of refinancing, the restrictions contained in any outstanding financing arrangements and market conditions. We may not be able to refinance those obligations. If we are unable to refinance those obligations, or unable to obtain satisfactory terms, this could have an adverse effect on us, including on our ability to pay cash interest and make scheduled principal repayments on our debt.

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

  •
  changes in our relationship and that of other PCS affiliates with Sprint;

  •
  announcements by Sprint concerning developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

  •
  actual or potential defaults in bank covenants by us or other PCS affiliates of Sprint;

  •
  announcements of technological innovations or changes to, or new, products and services by Sprint or our competitors;

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

        Future sales of shares of our common stock may negatively affect our stock price

        In connection with our debt-for-debt exchange offer consummated in February 2003 and the open market purchases of 14% senior subordinated discount notes during the second quarter of 2003, we issued warrants to purchase approximately 10.9 million shares of our common stock at an exercise price of $0.01 per share, all of which warrants were exercised in 2003. We have registered the shares of common stock for resale by the holders.

        As a result of our acquisition of VIA Wireless in 2001, the shareholders of the members of VIA Wireless received 16.4 million shares of our common stock, which were subsequently registered for resale by the holders and are now freely tradable without restriction.

        Additionally, approximately 15.8 million outstanding shares of our common stock are owned by certain of our executive officers and directors and their affiliates, and may be resold publicly at any time subject to the volume and other restrictions under Rule 144 of the Securities Act of 1933. Certain of these holders also have the right to require us to register the resales of these shares with the Securities and Exchange Commission under registration rights agreements.

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

Risks Related to Our Relationship with Sprint

        Our ability to conduct our business would be severely restricted if Sprint PCS terminated our management agreement

        Our relationship with Sprint is governed by our management agreement with Sprint PCS. Because we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of our management agreement. Our management agreement with Sprint PCS is subject to termination. Sprint is not obligated to provide us with any support in connection with our business or otherwise, other than performing its contractual obligations under the management agreement and other related agreements between us. Sprint PCS may be able to terminate our management agreement with it if we materially breach the terms of the agreement. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint, in certain cases, with little notice. As a result, we may not always be in compliance with all requirements of our management agreement with Sprint PCS. Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our results of operations and cash flows. Our management agreement also requires that we provide network coverage to a minimum network coverage area within specified time frames and that we meet and maintain Sprint PCS' technical and customer service requirements. We believe we are in compliance with our network build-out requirements and Sprint PCS' other program requirements. A failure by us to meet any expanded build-out requirements for our markets or Sprint PCS' technical or customer service requirements could constitute a material breach of the management agreement, which could lead to its termination by Sprint. We may amend our management agreement with Sprint PCS in the future to expand our network coverage. Sprint can also choose not to renew the agreement at the expiration of the 20-year initial term in 2018 or any ten-year renewal term. In any event, our management agreement with Sprint PCS terminates in 50 years. If Sprint PCS terminates or fails to renew our management agreement or fails to perform its obligations under the agreement, our ability to conduct our business would be severely restricted.

  If we materially breach our management agreement with Sprint PCS, Sprint PCS may have the right to purchase our operating assets at a discount to market value on terms that have been agreed to and that are disadvantageous to us

        Our management agreement with Sprint PCS provides that upon the occurrence of an event of termination caused by our breach of the agreement, we may be required to sell our operating assets to Sprint. This sale may take place for a price equal to 72% of our entire business value, subject to the valuation criteria and procedures provided in our management agreement with Sprint PCS, and without shareholder approval. The provisions of our management agreement that allow Sprint to purchase our operating assets at a discount may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our "entire business value."

  Sprint may make decisions that could increase our expenses and/or our capital expenditure requirements, reduce our revenues or make our affiliate relationship with Sprint less advantageous than expected

        Under our management agreement with Sprint PCS, Sprint has a substantial amount of control over factors that significantly affect the conduct of our business. Subject to newly established limits set forth in the November 2003 amendment to our management agreement with Sprint PCS, Sprint may make decisions that adversely affect our business, such as the following:

  •
  Sprint prices its national calling plans based on its own objectives and could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business;

  •
  Sprint could develop products and services or establish credit policies that may not be economically advantageous for our business;

  •
  Sprint could reduce levels of services or otherwise seek to increase expenses and other amounts charged;

  •
  Sprint could prohibit us from selling non-Sprint PCS approved equipment;

  •
  Sprint may alter its network and technical requirements or request that we build out additional areas within our markets, which could result in increased equipment and build-out costs or in Sprint building out that area itself or assigning it to another PCS affiliate of Sprint; and

  •
  Sprint could make decisions that could adversely affect the Sprint brand name.

        Conflicts between Sprint and us may arise, and because Sprint owes us no duties except as set forth in the agreements, these conflicts may not be resolved in our favor.

  Certain provisions of our management agreement with Sprint PCS may diminish our value and restrict the sale of our business

        Under specific circumstances and without approval of our shareholders, Sprint PCS may purchase our operating assets or capital stock at a discount. In addition, any change of control of our ownership, any assignment of our management agreement with Sprint PCS and any acquisition by us of another PCS affiliate of Sprint is subject to Sprint's approval. Sprint also has a right of first refusal if we decide to sell our operating assets to a third party. We also are subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint. These restrictions and the other restrictions contained in our management agreement with Sprint PCS restrict our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our "entire business value."

  The FCC may fail to renew the Sprint wireless licenses for our markets under certain circumstances, which would prevent us from providing wireless services

        Sprint's wireless licenses are subject to renewal and revocation by the FCC. The Sprint wireless licenses in our markets will expire in 2004 through 2007 but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or us to comply with these standards could result in the nonrenewal of the Sprint licenses for our markets. Additionally, if Sprint does not demonstrate to the FCC that Sprint has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint loses its licenses in our markets for any of these reasons, we would not be able to provide wireless services without obtaining rights to other licenses. If Sprint loses its licenses in another territory, Sprint or the applicable PCS affiliate of Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

  Sprint's failure to timely and accurately generate revenue and cost data for the compilation of our financial statements and other financial disclosures could have a material adverse effect on our business

        We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides an annual evaluation of these controls to us by engaging its independent auditors to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70"). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. At times, we have been invoiced by Sprint for charges that we believed to be contractually incorrect. We review all charges from Sprint and dispute charges if appropriate based upon our interpretation of our agreements with Sprint PCS. When Sprint does not timely notify us of charges that we have incurred, or when we are invoiced for charges that we believe to be incorrect, we record estimates primarily based on our historical trends and our estimate of the amount which we believe we will remit to Sprint after the disputed item or items have been settled. Although we are not presently aware of any material errors affecting us, errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if we or any other PCS affiliate of Sprint find significant errors in information provided by Sprint which causes a restatement of financial statements or otherwise affects us, investors and the investment community may lose confidence in us. Should Sprint fail to deliver timely, accurate and sufficient information, this could lead to a greater degree of uncertainty in our business and financial planning and may lead to adverse short-term decisions. Further, the failure of Sprint to remit current or future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law.

  The inability of Sprint to provide high quality back office services, or our inability to use Sprint's or its third party vendors' back office services, could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs

        We rely on Sprint's internal support systems, including customer care, billing and back office support. We also depend on Sprint's willingness to continue to offer these services and to provide these services effectively. Our operations could be disrupted if Sprint is unable to provide these back office services and systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. Sprint recently has consolidated and made reductions in its customer service support structure and may continue to do so in the future, which may have an adverse effect on our churn rate. Sprint has relied on third party vendors for a significant number of important functions, including billing, and components of its internal support systems and may continue to rely on outside vendors in the future or may take these systems in-house. In February 2004, Sprint announced an agreement with IBM Business Consulting Services to outsource several functions of customer service to IBM for five years. The quality of service provided through IBM for our customers could affect our customer satisfaction. Any significant system change, the inability of Sprint to provide or maintain high quality back office services or our inability to use Sprint's back office services and third party vendors' back office systems could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs. Our ability to replace Sprint in providing back office services may be limited.

  Our costs for internal support systems may increase if Sprint PCS terminates all or part of our services agreement with it

        Because we incur the costs for the services provided by Sprint PCS under our services agreement for billing, customer care and other back office functions on a per subscriber basis, we expect the aggregate cost for such services to increase as the number of our subscribers increases. Sprint may terminate a significant service provided under the agreement, including customer care, billing or collections, upon nine months' prior written notice, but if we would like to continue receiving such service, Sprint has agreed that it will assist us in developing that function internally or locating a third party vendor that will provide that service. If Sprint terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint terminates a service we currently receive from it.

  If other PCS affiliates of Sprint have financial difficulties, the Sprint PCS network could be disrupted

        The national PCS network of Sprint is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by PCS affiliates of Sprint, all of which are independent companies like us. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If other PCS affiliates of Sprint experience financial difficulties, the Sprint PCS network could be disrupted in that company's territory. Material disruptions in the Sprint PCS network could have a material adverse effect on our ability to attract and retain customers. If the affiliation agreements of those PCS affiliates of Sprint are like ours, Sprint would have the right to step in and operate the affected territory. However, this right could be delayed or hindered by legal proceedings, including any bankruptcy proceedings related to the affected affiliate. Two PCS affiliates of Sprint are in Chapter 11 bankruptcy proceedings, each alleging that Sprint violated its agreements with the affiliate, and others have experienced financial difficulties. In each case, we believe that there has been no material disruption of the Sprint PCS network to date.

  If we default under our senior secured credit facility, our lenders may declare our debt immediately due and payable and Sprint may force us to sell our operating assets to it at a discount to market value on terms that have been agreed to and that are disadvantageous to us

        Our senior secured credit facility requires that we comply with specified financial ratios and other performance covenants. If we fail to comply with these covenants or we default on our obligations under our senior secured credit facility, our lenders may accelerate the maturity of our debt. If our lenders accelerate our debt, Sprint has the option to purchase our operating assets at a discount to market value on terms that have been agreed to and that are disadvantageous to us and assume our obligations under the senior secured credit facility. If Sprint does not exercise this option, our lenders may sell our assets to third parties. If Sprint provides notice to our lenders that we are in breach of our management agreement with Sprint PCS and, as a result, our obligations under the credit agreement are accelerated and Sprint does not elect to operate our business, our lenders may designate a third party to operate our business or cause our assets to be sold. In any such case, there is a material risk we will not be able to make payments on our other debt and that our common stock will become worthless.

  We may have difficulty in obtaining an adequate supply of certain handsets from Sprint PCS, which could adversely affect our results of operations

        We depend on our relationship with Sprint to obtain handsets and other wireless devices at a competitive cost. Sprint PCS orders handsets and other wireless devices from various manufacturers. We could have difficulty obtaining specific types of handsets at a competitive cost and in a timely manner if:

  •
  Sprint PCS does not adequately project the needs for handsets for itself, its PCS affiliates and its other third party distribution channels, particularly during a transition to new technologies, such as 3G;

  •
  Sprint gives preference to other distribution channels;

  •
  we do not adequately project our need for handsets or other wireless devices;

  •
  Sprint PCS modifies its handset logistics and delivery plan in a manner that restricts or delays our access to handsets; or

  •
  there is an adverse development in the relationship between Sprint and its suppliers or vendors.

        The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

Risks Related to the Wireless Telecommunications Industry

  We may continue to experience a high rate of customer turnover, which would adversely affect our financial performance

        The wireless telecommunications industry in general, and Sprint and its PCS affiliates in particular, have experienced a high rate of customer turnover, commonly known as churn. We believe that Sprint PCS and its affiliates have experienced a high churn rate due to Sprint's programs for marketing its services to sub-prime credit quality subscribers, Sprint's relatively less established customer base and Sprint's focus on adding customers from the consumer segment of the industry rather than business subscribers. Due to significant competition in the industry and general economic conditions, among other things, a decline in the churn rate may not occur and our future rate of customer turnover may be higher than our historical rate or projections. A high rate of customer turnover adversely affects our competitive position, liquidity, results of operations and costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers. Factors that may contribute to higher churn include inability or unwillingness of customers to pay resulting in involuntary deactivations, customer mix and credit class and in particular sub-prime credit class customers, customer credit terms, deposit requirements for sub-prime customers, number of customers receiving services under contracts with terms of a year or greater, attractiveness of competitors' products, services and pricing, network coverage and performance relative to competitors, customer service, and other competitive factors, including the implementation by the FCC of wireless local number portability, or WLNP, in late 2003. Wireless local number portability enables wireless customers to keep, subject to certain geographic limitations, their existing wireless telephone number when switching from one wireless telecommunications carrier to another. The FCC mandated that wireless carriers provide for WLNP by November 24, 2003 for the 100 largest MSAs, and it will be required in all of our markets later in 2004. We anticipate number portability could increase churn, which could lower our revenues. We may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors' initiatives and retain customers, which could adversely impact our revenues, liquidity and profitability.

  Significant competition in the wireless telecommunications industry may result in our competitors offering new or better services or lower prices, which could prevent us from operating profitably and may cause prices for our services to continue to decline in the future

        Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to decline in the future and the cost to acquire new customers to remain high. We compete throughout our markets with both cellular and PCS providers. Although we face Verizon Wireless, AT&T Wireless Services, Cingular, T-Mobile and Nextel, the other five national wireless operators, in the majority of our markets, Verizon and AT&T are in all of our markets and provide the most competition for market share because in most cases they were the incumbent providers. Competition also spans operators using different competing digital technologies. We also face competition from resellers in certain markets, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a facilities-based carrier and resell services through their own distribution network to the public.

        Our dependence on Sprint to develop competitive products and services and the requirement that we obtain Sprint's consent to sell non-Sprint approved products may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Our success, therefore, is, to a large extent, dependent on Sprint's ability to distinguish itself from competitors by marketing and anticipating and responding to various competitive factors affecting the wireless industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. To the extent that Sprint is not able to keep pace with technological advances or fails to respond timely to changes in competitive factors in the wireless industry, it could cause us to lose market share or experience a decline in revenue.

        Many of our competitors have significantly greater financial and technical resources and subscriber bases, more extensive coverage areas and more well-established marketing programs and brand names than we do. Some of our competitors may market other services, such as landline telephone service, cable television and Internet access, along with their wireless telecommunications services. Furthermore, there has been a recent trend in the wireless telecommunications industry towards consolidation of wireless service providers, which we expect to lead to larger competitors over time. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do. In addition, we may be at a competitive disadvantage because we may be more highly leveraged than some of our competitors.

        Our ability to compete will depend, in part, on our ability to anticipate and respond to various competitive factors affecting the wireless telecommunications industry. While we try to maintain and grow our average revenue per user, we cannot be certain that we will be able to do so. If prices for our services continue to decline, it could adversely affect our ability to grow revenue, which would have a material adverse effect on our liquidity, financial condition and results of operations.

  Market saturation could limit or decrease our rate of new subscriber additions

        Intense competition in the wireless telecommunications industry could cause prices for wireless products and services to continue to decline. If prices drop, then our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors' penetration rates in our markets increase over time, our rate of adding net subscribers could decrease. If this decrease were to happen, it could materially adversely affect our liquidity, financial condition and results of operations.

  We are a consumer business and a recession in the United States involving significantly lowered consumer and business spending could negatively affect our results of operations

        Our primary customer base is individual consumers, and in the event that the economic downturn that the United States has recently experienced becomes more pronounced or lasts longer than currently expected and spending by consumers drops significantly, our business may be negatively affected.

        There is also uncertainty as to the extent of customer demand as well as the extent to which airtime and monthly recurring charges may continue to decline. As a result, our future prospects remain uncertain.

  Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS products and services

        The wireless telecommunications industry is experiencing significant and rapid technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. We rely on Sprint for research and development efforts with respect to Sprint PCS products and services and with respect to the technology used on our network. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

        If Sprint is unable to keep pace with these technological changes or changes in the wireless telecommunications market, the technology used on our network or our business strategy may become obsolete. In addition, other carriers are in the process of completing, or have completed, upgrades to 1xRTT, or other 3G technologies. 3G technology provides high-speed, always-on Internet connectivity and high-quality video and audio. We completed our network upgrade to CDMA 1xRTT in 2002, and offer PCS Vision services in all of our markets.

        We also face competition from paging, dispatch and conventional mobile radio operations, enhanced specialized mobile radio, called ESMR, and mobile satellite service. In addition, future FCC regulation or congressional legislation may create additional spectrum allocations that would have the effect of adding new entrants (and, consequently, additional competitors) to the mobile telecommunications market.

  Regulation by government agencies and taxing authorities may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

        Our operations and those of Sprint may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection

Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact Sprint's and our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint.

  Concerns over health risks posed by the use of wireless handsets may reduce consumer demand for our products and services

        Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health problems resulting from continued or excessive use, including cancer, may interfere with various electronic medical devices, including hearing aids and pacemakers, and may cause explosions if used while fueling an automobile. Widespread concerns over radio frequency emissions may expose us to potential litigation, discourage use of wireless handsets or result in additional regulation imposing restrictions or increasing requirements on the location and operation of cell sites or the use or design of wireless handsets. Any resulting decrease in demand for wireless services or increase in the cost of complying with additional regulations, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

  Regulation by government or potential litigation relating to the use of wireless phones while driving may reduce consumer demand for our products and services

        Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. A number of U.S. state and local governments have enacted or are considering legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free wireless phone. These concerns also could lead to potential litigation relating to accidents, deaths or serious bodily injuries. New restrictions or government regulations that restrict or prohibit wireless phone use resulting in a decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to achieve and sustain profitability.

ITEM 2.    Properties

        As of December 31, 2003, our material properties were as follows:

Corporate and Regional Offices. Our principal executive offices consist of approximately 20,000 square feet of leased office space located in Conshohocken, Pennsylvania. We own an approximately 34,000 square foot office building located in Fresno, California in which our regional operations for central California are located. We lease approximately 11,500 square feet in this facility to two tenants and may lease additional space to other tenants in the future. We also lease space for regional operations in Reno, Nevada; Spokane, Washington; Boise, Idaho; and Evansville, Indiana.

Sprint Stores. We lease space for 32 Sprint company-owned retail stores in our markets.

Switching Centers. We have four leased and one owned switching centers, located in each regional market.

Cell Sites. We lease space on approximately 847 wireless towers and own 14 towers.

        We believe that our facilities are in good operating condition and are currently suitable and adequate for our business operations.

ITEM 3.    Legal Proceedings

        Neither UbiquiTel nor Operating Company is a party to any pending legal proceedings that either UbiquiTel or Operating Company believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of fiscal 2003 to a vote of security holders.

PART II

ITEM 5.    Market for Registrant's Common Equity and Related Stockholder Matters

        Market Information.    Shares of UbiquiTel common stock began trading on The Nasdaq National Market on June 7, 2000 under the symbol "UPCS." Prior to that date, there was no public market for UbiquiTel common stock. Effective November 1, 2002, the listing of UbiquiTel's common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market, and effective July 10, 2003, the listing of UbiquiTel's common stock was transferred from The Nasdaq SmallCap Market to The Nasdaq National Market. On February 4, 2004, there were 162 holders of record of UbiquiTel common stock. There is no public market for the common stock of UbiquiTel Operating Company and all of such stock is held by UbiquiTel.

        The following table lists the high and low bid prices for UbiquiTel common stock for the quarterly periods for the years ended December 31, 2002 and 2003, as reported by The Nasdaq National Market until October 31, 2002, as reported by The Nasdaq SmallCap Market from November 1, 2002 until July 9, 2003, and as reported by The Nasdaq National Market from July 10, 2003.

2002	High	Low
First Quarter	$8.26	$1.45
Second Quarter	2.55	0.40
Third Quarter	0.95	0.20
Fourth Quarter	0.80	0.20
2003	High	Low
First Quarter	$0.50	$0.26
Second Quarter	1.67	0.36
Third Quarter	2.09	1.20
Fourth Quarter	2.88	1.26

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

ITEM 6.    Selected Financial Data

        In the table below, we provide you with selected financial data for the years ended December 31, 2003, 2002, 2001 and 2000, and from September 29, 1999, the date of our inception, through December 31, 1999, and balance sheet data as of December 31, 2003, 2002, 2001, 2000 and 1999, which are derived from and should be read in conjunction with the audited consolidated financial statements of UbiquiTel Inc. and subsidiaries included elsewhere herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

						For the Period from Inception (September 29, 1999) to December 31, 1999
	Year Ended December 31,
	2003		2002	2001	2000
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$273,266		$220,805	$93,573	$9,283	$—
Costs and expenses:
Cost of service and operations and products	160,690		172,898	91,053	10,919	—
Selling and marketing	53,681		54,711	39,119	4,166	—
General and administrative expenses including non-cash compensation charges	31,783		26,794	15,973	7,959	1,949
Depreciation, amortization and accretion	46,909		51,571	24,348	3,134	—

Total costs and expenses	293,063		305,974	170,493	26,178	1,949

Operating loss	$(19,797)		$(85,169)	$(76,920)	$(16,895)	$(1,949)

Net loss applicable to common stockholders	$(8,113	)(1)	$(117,387)	$(107,655)	$(46,639)	$(1,987)

Basic and diluted net loss per share of common stock(2)	$(0.09	)(1)	$(1.45)	$(1.53)	$(1.18)	$(0.05)
	As of December 31,
	2003	2002(3)	2001	2000	1999
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$57,225	$73,481	$124,744	$147,706	$23,959
Restricted cash	3,562	2,408	5,183	105,000	—
Property and equipment and construction in progress	264,601	283,705	277,986	119,872	4,086
Total assets	483,404	538,827	588,430	406,095	30,191
Total debt(4)	404,873	457,721	399,699	258,446	5,812
Total liabilities	465,184	517,218	449,922	282,348	11,955
Total stockholders' equity	18,220	21,609	138,508	123,177	15,478

(1)
For the year ended December 31, 2003, net loss and net loss per share include gain on debt retirements of $43.0 million.

(2)
Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding.

(3)
Certain prior year amounts have been reclassified to conform with current year presentation.

(4)
Total debt at December 31, 2003 includes future cash flows associated with our 14% senior discount notes due 2010 of $41.4 million. See Note 7 to the Consolidated Financial Statements.

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

Use of Certain Terms

        In the second quarter of 2003, we initiated a reseller program with Virgin Mobile USA in our markets, under which Virgin Mobile began reselling wireless services to its customers on a pre-paid basis using our network in our markets. We also market Virgin Mobile pre-paid services through our retail stores. As of December 31, 2003, we had approximately 22,700 reseller subscribers. In this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business," unless the context indicates otherwise, all references to "subscribers" or "customers" and other operating metrics mean subscribers or customers excluding resellers.

Overview

        In October 1998, UbiquiTel L.L.C., whose sole member was The Walter Group, entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company ("Operating Company") was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless BTAs including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California (also collectively referred to as the central valley of California market). On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.0 million.

        As of December 31, 2003, we had approximately 327,700 subscribers excluding resellers and approximately 22,700 reseller subscribers, for a total subscriber base of approximately 350,400. As of December 31, 2003, our network covered approximately 7.8 million residents which represented approximately 78% of the licensed population in our markets.

        From our inception on September 29, 1999 through December 31, 2003, we have incurred losses of approximately $281.8 million. We expect to continue to incur net losses through at least 2005. We are now generating positive cash flow from operating activities, as net cash provided by operating activities was approximately $14.5 million for the year ended December 31, 2003. At December 31, 2003, we had approximately $60.8 million of cash, cash equivalents and restricted cash, and an unused revolving line of credit of approximately $47.7 million which may be terminated as described below under "—Recent Development." We believe our cash, cash equivalents and net cash provided by operating activities will be sufficient to fund capital expenditures and service our debt requirements.

Recent Development

        We announced on February 13, 2004 that our operating subsidiary, Operating Company, has priced an offering of $270.0 million in aggregate principal amount of its senior notes due 2011 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. If issued, UbiquiTel will fully and unconditionally guarantee Operating Company's obligations under the senior notes due 2011. The senior notes will be issued at a price of 98.26% and pay interest semi-annually at an annual rate of 9.875%. Operating Company intends to complete the offering on or about February 23, 2004. No assurance can be given as of the date of the filing of this Annual Report on Form 10-K that the offering will be completed, and the completion of the offering is subject to customary conditions. If Operating Company completes the offering, the net proceeds will be used to repay and terminate our senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of the $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B senior discount notes due 2008 ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.0 million principal value of its outstanding 14% senior discount notes due 2010 for $15.2 million.

Significant Changes to our Sprint Agreements

        As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS and for the period from our inception through October 31, 2003, Sprint PCS was entitled to receive 8.0% of collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. Effective November 1, 2003 and in accordance with the terms of the addendum to the management agreement as discussed in "Item 1. Business—Sprint PCS Agreements," Sprint is entitled to receive 8.0% of billed revenue less current period bad debts from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and outbound non-Sprint PCS roaming billed to subscribers based in our markets. We are responsible for building, owning and managing the portion of the PCS network located in our markets under the Sprint brand name. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of other PCS affiliates of Sprint.

        As a PCS affiliate of Sprint, we purchase a full suite of support services from Sprint PCS. We have access to these services during the term of our management agreement unless Sprint PCS provides us at least nine months' advance notice of its intention to terminate any particular significant service. If Sprint PCS terminates service, our operations may be interrupted or restricted.

        In November 2003, we entered into an addendum with Sprint PCS that modified several provisions of the management and services agreements that govern our relationship with Sprint PCS. A summary of the key provisions in the addendum are noted below, and a summary of the management and services agreements, as most recently modified by this addendum, is provided in "Item 1. Business—Sprint PCS Agreements."

        Sprint PCS consolidated several support services relating to billing, customer care, collections, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to as Sprint CCPU service. We have agreed to continue to purchase the Sprint CCPU service from Sprint PCS for the period November 2003 through December 2006 and pay a monthly rate of $7.70 per subscriber. We expect this reduction in Sprint CCPU services to provide an approximate 15% reduction from our 2003 cost structure. Beginning in 2007, the monthly rate for the next three years for Sprint CCPU service will be based on a to-be-determined percentage of Sprint PCS' reported cash cost per user ("CCPU"). If we and Sprint PCS cannot agree to a new rate for any future three year period beyond 2006, we have the option to continue to purchase the Sprint CCPU service and have an arbitrator determine the new rate or self provision or procure those services elsewhere.

        Sprint PCS consolidated several services relating to subscriber activations, credit verification and handset logistics into one service referred to as Sprint CPGA service. We have agreed to continue to purchase the Sprint CPGA service from Sprint PCS for the period November 2003 through December 2006 at a monthly rate of 5.2% of Sprint PCS' most recently published cost per gross addition ("CPGA"). Beginning in 2007, the monthly percentage rate for the next three years for Sprint CPGA service will be based on a to-be-determined percentage of Sprint PCS' reported CPGA. If we and Sprint PCS cannot agree to a new rate for any future three year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self provision or procure those services elsewhere.

        We earn travel revenues when a Sprint PCS subscriber outside our markets travels onto our network. Similarly, we pay Sprint PCS when our subscribers use the Sprint PCS nationwide network outside our markets. The Sprint PCS travel rate will continue to be $0.058 per minute of use plus the actual long distance charges incurred through December 2006. Beginning in 2007, the Sprint PCS travel rate will change annually to equal 90% of Sprint PCS' retail yield from the prior year. Sprint PCS' retail yield is defined as Sprint PCS' average revenue per user for voice services divided by the average minutes of use per month per user. We also earn travel revenues when a Sprint PCS subscriber outside our markets uses PCS Vision data services on our network and we pay Sprint PCS when our subscribers use such services on the Sprint PCS nationwide network outside our markets. This roaming activity is settled on a per kilobit basis, and was set at $0.0020 per kilobit of use through 2006 under the addendum to our management agreement. Beginning in 2007, the rate will be calculated based upon a predetermined formula specified in the management agreement.

        We earn reseller revenue when a reseller subscriber uses our PCS network in our markets. The reseller rate will be $0.058 per minute of use from November 2003 through December 2006. Beginning in 2007, the Sprint PCS reseller rate will change annually to equal 90% of Sprint PCS' retail yield from the prior year. Sprint PCS' retail yield is defined as Sprint PCS' average revenue per user for voice services divided by the average minutes of use per month per user.

        We have the right to be offered through December 2006 any future changes that Sprint PCS may offer to another Sprint PCS affiliate of similar size (defined as having at least 3.0 million covered POPs). If exercised, we must accept all changes to the management and services agreements of the other affiliate.

        Under certain conditions, we are provided protective rights to decline to implement future program requirement changes that could be imposed by Sprint PCS and adversely affect our business. A program requirement change can generally alter certain operating parameters of our business to coincide with changes that are being made by Sprint PCS nationally and could affect our revenues, expenses and/or capital expenditures.

        In September 2003, we recorded a one-time adjustment to reduce operating expenses by approximately $3.2 million relating to the resolution of more than $7.5 million of previously disputed charges with Sprint PCS for which we had fully reserved the amounts under dispute. The adjustment reduced cost of service and operations expense by approximately $3.2 million and we paid Sprint PCS approximately $4.3 million in conjunction with other previously disputed charges in November 2003. In addition, in the fourth quarter, we recorded a $1.3 million adjustment to reduce operating expenses when we transitioned from the "collected revenue" to the "billed revenue" method for reconciling amounts due to the Company for accounts receivable.

Critical Accounting Policies and Estimates

        We rely on the use of estimates and make assumptions that impact our financial condition and results. These estimates and assumptions are based on historical results and trends as well as our forecasts as to how these might change in the future. Some of the most critical accounting policies that might materially impact our results include:

  Revenue Recognition:

        We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. We account for rebates, discounts and other sales incentives as a reduction to revenue. Service revenues include subscriber revenues, reseller revenues, Sprint PCS travel revenues and non-Sprint PCS roaming revenues. Equipment revenues include sales of handsets and accessories. Subscriber revenues consist of monthly recurring service charges for voice and third generation data ("3G data") services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Our revenue recognition policies are consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), and Staff Accounting Bulletin No. 104, "Revenue Recognition."

        We recognize service revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, we deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which was estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately. For the years ended December 31, 2003, 2002 and 2001, we recognized approximately $4.9 million, $3.0 million and $0.6 million, respectively, of activation fee revenue. We have deferred approximately $5.9 million and $6.4 million of activation fee revenue and related costs as of December 31, 2003 and 2002, respectively, to future periods. We have determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, we discontinued deferring non-refundable, up-front activation fees and associated costs for our direct sales channels. Additionally, direct sales channel activation fees are now included in equipment revenues rather than service revenues in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. Approximately $1.1 million of activation fees were included in equipment revenues during the period from July 1, 2003 through December 31, 2003.

        We record Sprint PCS travel revenue on a per minute rate for voice services and on a per kilobit rate for data services when Sprint PCS subscribers based outside our markets use our network. We record non-Sprint PCS roaming revenue when non-Sprint PCS subscribers use our network. During the second quarter of 2003, we initiated the reseller program with Virgin Mobile. We record reseller revenue when reseller subscribers use our network.

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

        We participate in the Sprint national and regional distribution programs in which national retailers such as RadioShack, Best Buy and Costco sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under our Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in our markets, we are obligated to reimburse Sprint for the handset subsidy. We do not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, we include these handset subsidy charges in cost of products sold in the consolidated statements of operations.

  Revenue and Cost Data Provided by Sprint PCS:

        We place substantial reliance on the timeliness, accuracy and sufficiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. At times, we have been invoiced by Sprint for charges that we believed to be contractually incorrect. We review all charges from Sprint and dispute charges if appropriate based upon our interpretation of our agreements with Sprint PCS. When Sprint does not timely notify us of charges that we have incurred or when we are invoiced for charges that we believe to be incorrect, we record estimates primarily based on our historical trends and our estimate of the amount which we believe we will remit to Sprint after the disputed item or items have been settled.

  Valuation of Accounts Receivable and Inventories:

        Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, or ASL, to control credit exposure. Account spending limits range from $125 to $250 depending on the credit quality of the customer. Prior to May 2001, all of these customers were required to make a deposit ranging from $125 to $250 that could be credited against future billings. During the period from May 2001 to February 2002, the deposit requirement was eliminated on all credit classes. We re-implemented deposit requirements for all new sub-prime subscribers on Sprint PCS' Clear Pay program in late February 2002. If these estimates are insufficient for any reason, our operating income and available cash would be reduced.

        Reserve for Obsolete/Excess Inventory—We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers and for second generation handsets and accessories. With the migration to the third generation 1xRTT network in the third quarter of 2002, we have discontinued purchasing second generation handsets and accessories. If the estimate of obsolete inventory is understated, our operating income would be reduced.

  Long-Lived Assets and Goodwill:

        Effective January 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142 requires that goodwill and certain intangible assets resulting from business combinations entered into prior to June 30, 2001 no longer be amortized, but instead be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. SFAS No. 142 also requires interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. We assess on an annual basis the fair values of the reporting unit housing the goodwill and intangibles and, when necessary, assess on an annual basis for any impairment. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2003, we completed our annual impairment review and determined that no impairment charge was required.

        Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of VIA Wireless, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Included in the asset valuation for this purchase was the valuation of three intangible assets: the VIA Wireless subscriber base, the right to be the exclusive provider of Sprint PCS services in the markets in which VIA Wireless operated and the California PCS licenses subsequently sold to VoiceStream Wireless. Intangible assets are amortized over their respective useful life. If there were a reduction in useful lives, our operating income would be reduced. For the subscriber base, a useful life of 20 months was assigned effective April 1, 2002. For the period from the date of acquisition (August 13, 2001) to March 31, 2002, the subscriber base was amortized using a useful life of 36 months. As of March 31, 2003, the VIA Wireless subscriber base was fully amortized. VIA Wireless' Sprint PCS management agreement will be amortized over its estimated useful life of 18 years. In April 2000, we acquired the Spokane, Washington market from Sprint PCS. Included in the asset valuation for this purchase was the Sprint PCS customer base for this market. For the subscriber base, a useful life of 33 months was assigned effective April 1, 2002. For the period from the date of acquisition in April 2000 to March 31, 2002, the subscriber base was amortized using a useful life of 60 months. As of December 31, 2002, the Spokane market subscriber base was fully amortized.

  Income Taxes:

        As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our financial condition and results of operations.

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity must be classified and measured. SFAS No. 150 requires that a financial instrument that is within its scope be classified as a liability, or an asset in some circumstances. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, excluding mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries, for which the accounting provisions of this Statement have been deferred indefinitely pursuant to FASB Staff Position 150-3. We have determined that we currently have no instruments within the scope of this Statement.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. We do not have any contracts that are derivatives or that contain embedded derivatives.

        In November 2002, the EITF issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). Among other items, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor's products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor's products. This treatment is effective for arrangements entered into or modified on or after January 1, 2003. The adoption of EITF 02-16 did not have a material impact on our financial position, results of operations or cash flows.

        In November 2002, the EITF issued EITF 00-21. EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003. We have determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, we discontinued deferring non-refundable, up-front activation fees and associated costs for our direct sales channels. Additionally, direct sales channel activation fees are now included in equipment revenue rather than service revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. We adopted this new pronouncement effective July 1, 2003 on a prospective basis which did not have a material impact on our financial position, results of operations or cash flows.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for financial statements for fiscal years beginning after June 15, 2002. Our network is primarily located on leased property and we have certain legal obligations, principally related to our tower leases, which fall within the scope of SFAS No. 143. These legal obligations primarily include certain obligations to remediate leased land on which our tower assets are located. In addition to our tower leases, we have leases related to switch site, retail and administrative locations subject to the provisions of SFAS No.143. In 2003, we recorded an initial asset retirement obligation of approximately $0.3 million, and capitalized the same amount by increasing the carrying cost of the related asset. Additionally, for the year ended December 31, 2003, approximately $0.1 million of accretion expense was recorded to increase the asset retirement obligation to its present value, and the capitalized costs were depreciated by approximately $0.1 million.

Results of Operations

        We provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (GAAP) and adjustments to GAAP (non-GAAP) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as customer additions and churn are terms used in the wireless communications industry. The non-GAAP financial measures of average revenue per user, cash cost per user and cost per gross addition reflect standard measures of liquidity, profitability or performance. The non-financial terms and the non-GAAP measures reflect wireless communications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP measures included in this report are reconciled below in "—Liquidity and Capital Resources—Reconciliation of non-GAAP financial measures."

Analysis of the years ended December 31, 2003 and 2002

  Customer Net Additions

        As of December 31, 2003, we provided personal communications services to approximately 327,700 customers, an increase of approximately 70,700 from December 31, 2002. During 2002, we added 78,200 net new subscribers. The decrease in net subscribers added was primarily attributable to lower sales due to the intense competition from other national wireless telecommunications companies and tighter credit policies implemented in late February 2002.

  Churn

        Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Churn for the year ended December 31, 2003 was approximately 3.2% compared to approximately 4.2% for the year ended December 31, 2002. The decrease in churn was primarily the result of tighter credit policies and the subsequent improvement in the credit quality of the overall customer base resulting in less service being discontinued involuntarily. At December 31, 2003, the overall mix of our customer base was 74%

prime, 19% sub-prime with deposits and 7% sub-prime without deposits. At December 31, 2002, the overall mix of our customer base was 71% prime, 15% sub-prime with deposits and 14% sub-prime without deposits. We expect involuntary churn to continue to decline at a slower rate with continued improvement in the quality of our customer base, however, voluntary churn is expected to increase due to the availability of wireless number portability in all of our markets starting in May 2004.

  Average Revenue Per User (ARPU)

        Average revenue per user (ARPU) summarizes the average monthly service revenue per customer, excluding roaming and reseller revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the years ended December 31, 2003 and 2002, our ARPU was approximately $57 and $58, respectively. The decrease in ARPU primarily resulted from a decrease in overage charges attributable to a higher mix of customers on larger anytime minutes rate plans and lower cancellation fees resulting from lower customer churn. We expect ARPU to continue to decline marginally as billing for minutes over plan continues to decrease. This reduction will be partially offset by the continued increase in data revenue.

  Cash Cost Per User (CCPU)

        Cash cost per user summarizes the average monthly cash costs to provide digital wireless mobility communications services per customer. CCPU is computed by dividing the sum of cost of service and operations and general and administrative expenses by the average subscribers for the period. During the years ended December 31, 2003 and 2002, our CCPU was approximately $44 and $62, respectively. The decrease in CCPU primarily resulted from decreases in network operating, Sprint PCS travel and bad debt expense on a per subscriber basis, and an approximate $1 credit per subscriber from a one-time adjustment of $3.2 million relating to the resolution of disputed charges with Sprint PCS that was recorded during the third quarter of 2003. The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base, a reduction in interconnection rates, and the resolution of disputed charges with Sprint PCS. The decrease in Sprint PCS travel expense was primarily due to the reduction in the reciprocal roaming rate with Sprint PCS from $0.10 per minute during 2002 to $0.058 per minute effective January 1, 2003. The decrease in bad debt expense was primarily attributable to the resolution of disputed charges with Sprint PCS, the improvement in the credit quality of our subscriber base, tighter credit policies, the re-instatement of deposits in late February 2002 and lower amounts of customer write-offs. We expect continued improvement in CCPU as future net additions enable us to spread fixed charges over a larger subscriber base.

  Cost Per Gross Addition (CPGA)

        Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded. The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $450 for the year ended December 31, 2003 which is comparable to approximately $444 for the year ended December 31, 2002. We believe that CPGA will remain at approximately current levels in the near-term due to significant competition coupled with our commitment to quality subscriber additions.

  Revenues

  •
  Subscriber Revenue.    Subscriber revenue during the years ended December 31, 2003 and 2002 was approximately $197.6 million and $151.2 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and 3G data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers' charges are dependent on their rate plans, based on the number of minutes and 3G data usage included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base.

  •
  Reseller Revenue.    Reseller revenue is generated when a reseller subscriber uses our PCS network. During the second quarter of 2003, we initiated the reseller program with Virgin Mobile. Reseller revenue was approximately $0.6 million and $0 for the years ended December 31, 2003 and 2002, respectively. In the future, we anticipate receiving additional incremental revenue from Qwest for customers who use our network under the Qwest reseller agreement that Sprint announced in the third quarter of 2003.

  •
  Sprint PCS Travel Revenue.    Travel revenue is generated on a per minute rate or on a per kilobit rate when a Sprint PCS subscriber based outside our markets uses our network. An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area and the long distance rate we receive is based on the actual wholesale transport and terminating calls associated with the originating switch. For 2002, the travel rate was $0.10 per minute. For 2003, Sprint PCS reduced the rate to $0.058 per minute. The long distance rate per minute for 2003 and 2002 was approximately $0.013 per minute and $0.02 per minute, respectively.

              During the year ended December 31, 2003, our network captured approximately 690.5 million system travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $48.7 million in travel revenue. During the year ended December 31, 2002, our network captured approximately 484.3 million system travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $54.9 million in travel revenue. The decrease in Sprint PCS travel revenue was primarily due to the decrease in the reciprocal Sprint PCS travel rate and long distance rate per minute offset by the increase in travel and long distance minutes of use and 3G data usage.

  •
  Non-Sprint PCS Roaming Revenue.    Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network. We earned approximately $14.2 million in non-Sprint PCS roaming revenue during the year ended December 31, 2003 compared to approximately $6.4 million during the year ended December 31, 2002. Non-Sprint PCS roaming minutes increased from 36.1 million during the year ended December 31, 2002 to 104.8 million during the year ended December 31, 2003. The increase in roaming minutes represented a $12.2 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $4.4 million reduction of roaming revenue.

  •
  Equipment Revenue.    Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue. The amounts recorded during the years ended December 31, 2003 and 2002 from equipment revenue totaled approximately $12.2 million and $8.3 million, respectively. The increase was primarily due to higher average retail prices for handsets and the allocation of approximately $1.1 million of activation revenue to equipment revenue based on relative fair values in accordance with EITF 00-21, which we adopted on July 1, 2003, offset by a decrease in gross additions.

  Cost of Service and Operations

  •
  Network Operations Expenses.    Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $66.0 million during the year ended December 31, 2003 compared to approximately $66.3 million during the year ended December 31, 2002. The decrease in network operations expenses was attributable to lower interconnection and telecommunications charges and $2.0 million of expense reductions related to the resolution of disputed charges with Sprint PCS, offset by an increase in radio communications site rent due to an increase in the number of active radio communications sites from 826 at December 31, 2002 to 861 at December 31, 2003 and co-location rents of $0.3 million for the lease of space on towers sold in the fourth quarter of 2003.

  •
  Sprint PCS Travel Expense.    We pay Sprint PCS travel fees on a per minute rate or on a per kilobit rate when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. During the year ended December 31, 2003, our customers generated approximately 426.4 million travel minutes with approximately 63% of those minutes generating long distance charges which resulted in approximately $30.0 million in travel fees. During the year ended December 31, 2002, our customers generated approximately 249.8 million travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $27.9 million in travel fees. The increase in travel expense was attributable to the increase in travel and long distance minutes of use and 3G data usage offset by the decrease in the reciprocal Sprint PCS travel rate.

  •
  Non-Sprint PCS Roaming Expense.    We pay roaming fees to other wireless providers when our customers use their network. During the year ended December 31, 2003, our customers generated approximately 9.5 million roaming minutes resulting in approximately $2.3 million in roaming fees. During the year ended December 31, 2002, our customers generated approximately 7.9 million roaming minutes resulting in approximately $3.2 million in roaming fees. The decrease in roaming expense was attributable to a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers partially offset by an increase in minutes.

  •
  Bad Debt Expense.    Bad debt expense during the years ended December 31, 2003 and 2002 was approximately $1.7 million and $21.5 million, respectively. Bad debt expense for the year ended December 31, 2003 included a one-time credit adjustment of approximately $1.2 million due to the resolution of disputed charges with Sprint PCS and a $1.3 million reduction in operating expenses related to the transition from the "collected revenue" to the "billed revenue" method with Sprint for reconciling amounts due to us for accounts receivable. The remaining decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base, tighter credit policies, lower customer write-offs and the re-instatement of deposits in late February 2002. We expect bad debt expense to approximate 2.5% of subscriber revenues for 2004 and beyond.

  •
  Operating Expenses.    Operating expenses during the years ended December 31, 2003 and 2002 were approximately $20.5 million and $17.5 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of its support services, including billing and collections services and customer care. The increase in operating expenses was primarily attributable to the increase in our subscriber base, in addition to increases in fees charged by Sprint for its services, slightly offset by savings related to the amendments to the Sprint PCS agreements effective in November 2003.

  Cost of Products Sold

        The cost of products sold includes the costs of handsets and accessories and totaled approximately $40.2 million and $36.5 million during the years ended December 31, 2003 and 2002, respectively. The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. The increase in cost of products sold was primarily attributable to higher handset upgrade costs partially offset by the decrease in gross additions during the year ended December 31, 2003 as compared to the year ended December 31, 2002. Handset subsidies on units sold by third parties totaled approximately $15.5 million and $10.8 million for the years ended December 31, 2003 and 2002, respectively.

  Selling and Marketing

        Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred selling and marketing expenses of approximately $53.7 million and $54.7 million during the years ended December 31, 2003 and 2002, respectively. The decrease in selling and marketing expenses was primarily attributable to $4.5 million in lower advertising costs, offset by an increase in activation expenses partially attributable to the adoption of EITF 00-21 in July 2003.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $31.6 million and $26.4 million during the years ended December 31, 2003 and 2002, respectively. General and administrative expenses included approximately $16.6 million and $11.0 million of management fee expense paid to Sprint PCS during the years ended December 31, 2003 and 2002, respectively. The increase in general and administrative expenses was primarily due to the increase in management fee expense resulting from the increase in our subscriber base, offset by other expense savings of approximately $0.4 million.

  Non-Cash Compensation for General and Administrative Matters

        During the years ended December 31, 2003 and 2002, non-cash compensation for general and administrative matters totaled approximately $0.2 million and $0.4 million, respectively. We apply the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for our equity incentive plan. Unearned stock option compensation is recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and is recognized as non-cash stock option compensation expense in the period in which the related services are rendered.

  Depreciation, Amortization and Accretion

        Depreciation, amortization and accretion expense for the years ended December 31, 2003 and 2002 totaled approximately $46.9 million and $51.6 million, respectively. We depreciate our property and equipment using the straight-line method over four to 10 years. A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 20 months to 18 years. Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value. The decrease in depreciation, amortization and accretion expense was primarily due to an approximate $10.1 million decrease in amortization expense attributable to the Spokane market and VIA Wireless subscriber bases, which were fully amortized as of December 31, 2002 and March 31, 2003, respectively, partially offset by the impact of accelerated depreciation of our existing minicell base stations totaling $1.6 million and increases in depreciation expense primarily resulting from network equipment additions during 2003. We expect additional accelerated depreciation expense of approximately $5.0 million in 2004 and approximately $0.7 million in 2005 related to the reduction of the estimated useful lives of certain minicell base stations.

  Interest Income

        For the years ended December 31, 2003 and 2002, interest income was approximately $0.6 million and $1.6 million, respectively. The interest income was generated from cash, cash equivalents and restricted cash balances. The decrease in interest income was primarily due to lower levels of cash, cash equivalents and restricted cash combined with lower interest rates during the year ended December 31, 2003 than during the year ended December 31, 2002.

  Interest Expense

        Interest expense totaled approximately $31.2 million during the year ended December 31, 2003. We accrue interest at a rate of 14% per annum on our senior subordinated discount notes due 2010 and 14% per annum on our Series B senior discount notes due 2008. Interest on our senior secured credit facility was accrued at the London interbank offered rate based on contracts ranging from 30 to 180 days. During the year ended December 31, 2002, interest expense was approximately $46.0 million. The decrease in interest expense was primarily due to lower debt levels during the year ended December 31, 2003 than during the year ended December 31, 2002 as a result of the debt-for-debt exchange offer consummated in February 2003 and the open market purchases of 14% senior subordinated discount notes during the second quarter of 2003, partially offset by the interest expense attributable to the Series B senior discount notes issued in February 2003 and during the second quarter of 2003.

        Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility, senior subordinated discount notes and Series B senior discount notes.

  Gain on Debt Retirements

        In February 2003, we consummated our private placement exchange of $48.2 million aggregate principal amount of our new 14% senior discount notes due 2010 ("14% Senior Notes") and $9.6 million in cash for $192.7 million aggregate principal amount of our outstanding 14% senior subordinated discount notes due 2010 ("14% Subordinated Notes"). Additionally, we consummated a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 ("14% Series B Senior Notes") in which we received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, UbiquiTel issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share. We wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the 14% Subordinated Notes and we incurred estimated fees and expenses of approximately $3.7 million in connection with the issuance of the 14% Senior Notes, which reduced the gain resulting from the exchange offer, and we incurred estimated expenses of approximately $0.3 million in connection with the issuance of the 14% Series B Senior Notes.

        We followed the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings" ("SFAS No. 15"), and EITF Issue No. 02-04, "Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement 15" ("EITF 02-04"), in recording the private placement exchange transaction. These provisions require that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest) specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on our balance sheet as long-term liabilities and were valued at $81.9 million on the transaction date. As a result, no interest expense related to the 14% Senior Notes will be recognized in future periods. The following table presents the gain recognized in the private placement exchange transaction in 2003 (in thousands, except per share data):

Principal amount of 14% subordinated notes exchanged	$192,720
Unamortized discount on 14% subordinated notes	(48,214)
Unamortized discount for detachable warrants	(7,306)
Unamortized deferred financing costs	(2,859)

Carrying value of debt exchanged	134,341
Maximum future cash principal payments for 14% senior notes issued	(48,180)
Maximum future cash interest payments for 14% senior notes issued	(33,726)
Cash payments for amount of debt exchanged	(9,636)
Direct expenses of exchange transaction	(3,674)

Aggregate gain from exchange transaction	$39,125

Aggregate gain per share—Basic and Diluted	$0.45

        In a series of transactions during 2003, we received cash proceeds of approximately $1.3 million, of which $1.1 million was used to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of outstanding 14% Subordinated Notes, and we issued approximately $1.7 million aggregate principal amount of additional 14% Series B Senior Notes. Under these private placement sales, we issued detachable warrants to purchase up to approximately 1.3 million shares of common stock at an exercise price of $0.01 per share. We wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized debt discount for detachable warrants related to the original issuance of the 14% Subordinated Notes, which reduced the gain resulting from the open market purchases. We recorded a gain of approximately $3.9 million related to the open market purchases during the second quarter of 2003.

  Income Taxes

        For the year ended December 31, 2003, we recognized income tax expense of $0.8 million, and for the year ended December 31, 2002, we recognized an income tax benefit of approximately $11.9 million. Income tax expense for 2003 is comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes. Approximately $8.8 million of the tax benefit recorded during the year ended December 31, 2002 was due to a federal income tax refund of which $8.6 million was received in 2003. The refund was the result of carrying back 2002 net operating losses from our former wholly owned subsidiary, VIA Holding Inc. (which was merged into Operating Company in the second quarter of 2003), to realize a federal income tax refund for taxes that had been previously paid by VIA Holding's predecessor, an acquired VIA Wireless member company. The remaining $3.1 million tax benefit recorded during the year ended December 31, 2002 was due to consolidated net operating loss carryforwards that reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the years ended December 31, 2003 and 2002, our net loss was approximately $8.1 million and $117.4 million, respectively. The decrease in net loss was primarily due to the increase in revenues resulting from the increase in our subscriber base, the decrease in bad debt expense resulting from the improvement in the credit quality of the subscriber base, the decrease in interest expense resulting from the debt restructuring and the gain on debt retirements.

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

  Customer Net Additions

        As of December 31, 2002, we provided personal communications services to approximately 257,000 customers, an increase of approximately 78,200 from December 31, 2001. During 2001, we added 112,000 new subscribers, exclusive of approximately 50,500 customers acquired from VIA Wireless in August 2001. The decrease in net subscribers acquired was attributable to slowing demand for digital wireless services from new subscribers, high customer churn and tighter credit policies.

  Churn

        Churn for the year ended December 31, 2002 was approximately 4.2% compared to 3.3% for the year ended December 31, 2001. The increase in churn was primarily the result of an increase in the amount of former VIA Wireless and no-deposit account spending limit customers whose service was involuntarily discontinued during the year ended December 31, 2002 as compared to December 31, 2001.

  Average Revenue Per User (ARPU)

        During the years ended December 31, 2002 and 2001, our ARPU was approximately $58 and $59, respectively. The decrease in ARPU was primarily due to customers acquired from VIA Wireless in August 2001 who incurred billed air overages and whose service was involuntarily discontinued during 2002.

  Cash Cost Per User (CCPU)

        During the years ended December 31, 2002 and 2001, our CCPU was approximately $62 and $93, respectively. The decrease in CCPU primarily resulted from decreases in network operating and Sprint PCS travel expense on a per subscriber basis. The decrease in network operating expense reflected the continuing benefits of scale resulting from the increase in the subscriber base. The decrease in Sprint PCS travel expense was primarily due to the reductions in the reciprocal roaming rate with Sprint PCS as described below under "—Revenues—Sprint PCS Travel Revenue."

  Cost Per Gross Addition (CPGA)

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

              During the year ended December 31, 2002, our network captured approximately 484.3 million system travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $54.9 million in travel revenue. During the year ended December 31, 2001, our network captured approximately 162.8 million system travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $31.6 million in travel revenue. The increase in travel and long distance minutes of use represented $63.2 million of travel revenue, offset by a $27.0 million reduction to travel revenue due to the decrease in the reciprocal Sprint PCS travel rate and a $12.9 million reduction of long distance rate per minute.

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

  •
  Equipment Revenue.    Equipment revenue totaled approximately $8.3 million and $8.9 million during the years ended December 31, 2002 and 2001, respectively, and the decrease was primarily due to an increase in equipment promotions and discounts in order to acquire more customers, offset by an increase in gross additions.

  Cost of Service and Operations

  •
  Network Operations Expenses.    Network operations expenses totaled approximately $66.3 million during the year ended December 31, 2002 compared to approximately $37.8 million during the year ended December 31, 2001. The increase in network operations expenses was attributable to a full year of results for the former VIA Wireless market and several of the original markets that launched service during the first half of 2001.

  •
  Sprint PCS Travel Expense.    During the year ended December 31, 2002, our customers generated approximately 249.8 million travel minutes with approximately 67% of those minutes generating long distance charges which resulted in approximately $27.9 million in travel fees. During the year ended December 31, 2001, our customers generated approximately 53.4 million travel minutes with approximately 69% of those minutes generating long distance charges which resulted in approximately $10.7 million in travel fees. The increase in travel expense was attributable to the 196.4 million minutes of use increase from the year ended December 31, 2001 to the year ended December 31, 2002, which accounted for $35.5 million in additional expense, offset by a positive variance of $10.7 million resulting from the changes in the reciprocal rate received from Sprint PCS, and $7.6 million attributable to the reduction of the long distance rate per minute. As discussed above, the per minute rate we pay Sprint PCS when customers from our markets roam onto Sprint PCS' or another Sprint PCS affiliate's network and the long distance rate per minute of use both decreased in 2002 as compared to 2001.

  •
  Non-Sprint PCS Roaming Expense.    During the year ended December 31, 2002, our customers generated approximately 7.9 million roaming minutes resulting in approximately $3.2 million in roaming fees. During the year ended December 31, 2001, our customers generated approximately 3.6 million roaming minutes resulting in approximately $2.3 million in roaming fees. The increase in roaming expense was attributable to the 4.3 million minutes of use increase from the year ended December 31, 2001 to the year ended December 31, 2002, which accounted for $2.3 million in additional expense, offset by a positive variance of $1.4 million representing a reduction of roaming expense due to a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers.

  •
  Bad Debt Expense.    Bad debt expense during the years ended December 31, 2002 and 2001 was approximately $21.5 million and $6.9 million, respectively. The increase in bad debt expense was primarily attributable to expense from sub-prime credit quality customers on the no deposit account spending limit program that was in effect from May 2001 through late February 2002 and customers acquired from VIA Wireless in August 2001.

  •
  Operating Expenses.    Operating expenses during the years ended December 31, 2002 and 2001 were approximately $17.5 million and $7.7 million, respectively. The increase in operating expenses was primarily attributable to the increase in our subscriber base, in addition to increases in fees charged by Sprint for its services.

  Cost of Products Sold

        The cost of products sold totaled approximately $36.5 million and $25.6 million during the years ended December 31, 2002 and 2001, respectively. The increase in cost of products sold was primarily attributable to the increase in gross sales and inventory reserves that were recorded during 2002. Handset subsidies on units sold by third parties totaled approximately $10.8 million and $7.2 million for the years ended December 31, 2002 and 2001, respectively.

  Selling and Marketing

        Selling and marketing expenses totaled approximately $54.7 million and $39.1 million during the years ended December 31, 2002 and 2001, respectively. The increase in selling and marketing expenses was primarily attributable to an increase in gross customer additions.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $26.4 million and $15.6 million during the years ended December 31, 2002 and 2001, respectively. General and administrative expenses included approximately $11.0 million and $4.1 million of management fee expense paid to Sprint PCS during the years ended December 31, 2002 and 2001, respectively. The increase in general and administrative expenses was primarily due to the increase in management fee expense resulting from the increase in our subscriber base and to the increase in compensation and benefits related to the growth in the number of our employees.

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

  Interest Expense

        Interest expense totaled approximately $46.0 million during the year ended December 31, 2002. We accrued interest at a rate of 14% per annum on our 14% Subordinated Notes. Interest on our senior secured credit facility was accrued at the London interbank offered rate based on contracts ranging from 30 to 180 days. Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility and 14% Subordinated Notes. During the year ended December 31, 2001, interest expense was approximately $39.0 million. The increase in interest expense was primarily due to higher debt levels during the year ended December 31, 2002 than during the year ended December 31, 2001 and an increase in amortization of deferred financing fees.

  Income Taxes

        For the year ended December 31, 2002, we recognized an income tax benefit of approximately $11.9 million, and for the year ended December 31, 2001 we recognized an income tax expense of approximately $0.2 million. Approximately $8.8 million of the tax benefit recorded during the year ended December 31, 2002 was the result of our ability to carry back 2002 net operating losses from our wholly owned VIA Holding subsidiary to realize a federal income tax refund for taxes that had been previously paid by one of the acquired VIA Wireless member companies. The remaining $3.1 million tax benefit that was recorded during the year ended December 31, 2002 was due to consolidating net operating loss carryforwards that have reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the years ended December 31, 2002 and 2001, our net loss was approximately $117.4 million and $107.7 million, respectively. The increase in net loss of $9.7 million resulted primarily from the items discussed above.

Liquidity and Capital Resources

        From inception to June 30, 2000, the period during which we were a development-stage company, our activities consisted principally of raising capital, consummating and supporting our agreements with Sprint PCS, developing the initial design of our PCS network and adding to our management team. From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003, we generated approximately $14.5 million of cash flow from operating activities.

        Completion of our PCS network has required substantial capital. Capital expenditures for the year ended December 31, 2003 totaled approximately $25.9 million. Although we have essentially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $20 to $25 million annually for maintenance, capacity enhancements and coverage improvements.

        As of December 31, 2003, we had approximately $60.8 million in cash, cash equivalents and restricted cash, working capital of approximately $40.7 million, and an unused revolving line of credit under our senior secured credit facility of approximately $47.7 million.

        On February 26, 2003, we consummated three transactions that have reduced our total debt by approximately $146.7 million and annual cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million annually beginning in 2006, providing cumulative savings of approximately $243.0 million. We completed a private placement exchange offer of $48.2 million aggregate principal amount of Operating Company's 14% Senior Notes and $9.6 million in cash for $192.7 million aggregate principal amount of Operating Company's outstanding 14% Subordinated Notes, and we also completed in a private placement a related new financing of $12.8 million aggregate principal amount of Operating Company's 14% Series B Senior Notes in which we received cash proceeds of $9.6 million to fund the cash portion of the exchange. We issued detachable warrants with the 14% Series B Senior Notes to purchase approximately 9.6 million shares of UbiquiTel common stock at an exercise price of $0.01 per share. In connection with the exchange, we and the lenders under our senior secured credit facility amended the credit facility to gain the lenders' consent to the exchange offer, which terms included a $15.0 million partial prepayment against our outstanding principal balance of term loans and a $5.0 million reduction of the unused revolving line of credit effective as of the closing of the debt-for-debt exchange on February 26, 2003. In a series of separate transactions during the second quarter of 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of 14% Subordinated Notes, and we issued approximately $1.7 million aggregate principal amount of additional 14% Series B Senior Notes. Under these private placement sales, UbiquiTel issued detachable warrants to purchase approximately 1.3 million shares of its common stock at an exercise price of $0.01 per share.

        We may from time to time purchase outstanding 14% Subordinated Notes and 14% Senior Notes in the open market, in privately negotiated transactions or otherwise in accordance with our debt agreements and applicable law.

        As of December 31, 2003, we had $230.0 million aggregate principal amount of outstanding term loans under our senior secured credit facility, including a term loan A of $112.7 million and a term loan B of $117.3 million. The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The commitment fee on unused borrowings is 0.75%, payable quarterly. Our obligations under the credit agreement are secured by all of our assets. The senior secured credit facility is subject to certain restrictive covenants. On January 23, 2004, we reached an agreement with our senior lending group to amend the senior secured credit facility to eliminate certain "stage one" covenants, including minimum subscribers effective as of December 31, 2003, minimum revenues and minimum adjusted cash balances (each as defined in the credit agreement), and to modify certain financial covenants and ratios and their applicable measurement periods, including minimum consolidated EBITDA beginning in the first quarter of 2004, fixed charge coverage ratio beginning in the first quarter of 2005 and interest coverage ratio beginning in the first quarter of 2004 (each as defined in the credit agreement), and leverage ratios, including consolidated indebtedness to consolidated EBITDA beginning in the first quarter of 2004 and consolidated senior indebtedness to consolidated EBITDA beginning in the first quarter of 2004 (each as defined in the credit agreement), to reflect the impact of changes in the Company's business. The Company also must comply with restrictive covenants and must achieve other financial ratios including consolidated indebtedness to adjusted consolidated EBITDA and consolidated senior indebtedness to adjusted consolidated EBITDA beginning in the third quarter of 2002 (each as defined in the credit agreement), as well as complying with minimum network coverage levels and maximum capital spending limits. Operating Company incurred financing fees of approximately $0.4 million in connection with the amendment which are being amortized over the term of the credit facility. The Company presently is in compliance with all financial and operational covenants associated with the senior secured credit facility.

        The availability of the $47.7 million revolving line of credit is subject to continued compliance with the restrictive covenants under the facility, including the timing of availability for borrowing under the revolving line of credit, maintaining financial covenants and ratios and limiting annual capital expenditures. In conjunction with the closing of the facility in March 2000, the increase of the facility in March 2001, an amendment executed in July 2002 and an amendment executed in February 2003 and the most recent amendment executed in January 2004, Operating Company incurred financing fees of approximately $12.0 million which are being amortized over the term of the credit facility.

        If Operating Company completes the offering of $270.0 million aggregate principal amount of senior notes due 2011 described above under "—Recent Development," the net proceeds will be used to repay and terminate the senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of the $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.0 million principal value of its outstanding 14% senior discount notes due 2010 for $15.2 million.

        The 14% Subordinated Notes, the 14% Senior Notes and the 14% Series B Senior Notes (if not redeemed as described in the preceding paragraph) will require cash payments of interest of approximately $11.4 million on October 15, 2005 and $22.8 million annually beginning in 2006.

        We presently are in compliance with all financial and operational covenants associated with our senior secured credit facility, 14% Subordinated Notes, 14% Senior Notes and 14% Series B Senior Notes.

        In the third quarter of 2003, we amended our management agreement with Sprint PCS to remove the build-out requirement for the state of Montana, thereby reducing projected capital expenditures and operating expenses to launch that market by approximately $25.0 million. In the third quarter of 2003, Sprint PCS announced that it had entered into a reseller agreement with Qwest Communications. This agreement allows Qwest to provide wireless voice and data services to new and existing customers in Qwest's service areas using Sprint PCS' network and the networks of PCS affiliates of Sprint who overlap with Qwest's service areas, including portions of our markets in Washington, Idaho and Utah. We anticipate receiving incremental wholesale revenue at a rate of $0.058 per minute from the approximately 30,000 to 40,000 Qwest subscribers in those portions of Qwest's service areas that overlap with our service areas who will transition to our network, and from Qwest subscribers who travel into our markets. In the fourth quarter of 2003, we consummated the sale for approximately $11.3 million of 98 wireless communication tower sites owned by us located in the central valley of California and leased back co-location space on the towers for our radio communications sites. We agreed to escrow an amount equal to 10% (approximately $1.1 million as of December 31, 2003) of the purchase price for indemnification claims that may arise during a one-year period following the closing and that are resolved in the purchaser's favor.

        Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through December 31, 2004 and into the foreseeable future. Due to a number of factors, including improving operating performance, the amendments to our Sprint PCS agreements, the elimination of the Montana build-out requirement and the Qwest reseller arrangement described above, we expect to attain positive cash flow from operating activities less capital expenditures for the year 2004 and beyond.

        While management does not anticipate the need to raise additional capital to meet our operating or capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new customer additions, customer turnover, revenues, marketing costs, bad debt expense and roaming and reseller revenue. Management believes our financial position will be sufficient to meet the cash requirements of the business including capital expenditures, any operating losses, cash interest and working capital needs. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may not be available or may not be available on acceptable terms.

  Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to the senior secured credit facility; noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; capital leases; purchase obligations; the building mortgage and other long-term liabilities; the 14% Subordinated Notes; the 14% Senior Notes; and the 14% Series B Senior Notes. The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of December 31, 2003 (dollars in thousands):

		Payments due by year ending December 31,
Contractual obligation
	Total	2004	2005	2006	2007	2008	Thereafter
Senior secured credit facility(1)	$230,000	$7,921	$14,082	$50,459	$56,913	$100,625	$—
Operating leases(2)	78,039	18,116	15,982	10,021	7,769	6,005	20,146
Capital leases	81	81	—	—	—	—	—
Purchase obligations(3)	12,934	2,750	4,222	5,962	—	—	—
Building mortgage and other long-term liabilities	3,453	207	222	238	255	274	2,257
14% subordinated notes(1)	100,380	—	—	—	—	—	100,380
14% senior notes(1)	48,180	—	—	—	—	—	48,180
14% Series B senior notes(1)	14,515	—	—	—	—	14,515	—

	$487,582	$29,075	$34,508	$66,680	$64,937	$121,419	$170,963

(1)
Total repayments, excluding interest payments, are based on borrowings outstanding as of December 31, 2003, and do not include projected borrowings under the senior secured credit facility.

(2)
Does not include payments due under renewals to the original lease term.

(3)
On November 3, 2003, Operating Company entered into an agreement with a third party to systematically replace many of our existing minicell base stations with an equivalent quantity of current generation multi-carrier capable base stations, or modcells. Under this agreement, all existing equipment will be deinstalled and the new equipment will be installed in the same locations and will include significantly upgraded technology. Operating Company is committed to convert 285 base stations during the years 2004 through 2006 at prices fixed in the agreement. The minimum annual payments required under this agreement for such years are approximately $2.8 million in 2004, $4.2 million in 2005 and $6.0 million in 2006.

        There are provisions in the credit agreement for the senior secured credit facility and in each of the indentures governing the 14% Subordinated Notes, the 14% Senior Notes and the 14% Series B Senior Notes that provide for an acceleration of repayment upon an event of default, as defined in the respective agreements.

        If Operating Company completes the offering of senior notes due 2011 described above under "—Recent Development," the amounts shown in the above table of contractual obligations for the senior secured credit facility and the 14% Series B Senior Notes would be eliminated, and the columns captioned "Total" and "Thereafter" would each contain the amount of $270.0 million for the senior notes due 2011 offered and sold by Operating Company in that offering. Furthermore, the amounts shown in the above table of contractual obligations for the 14% Senior Notes would be reduced by $16.0 million and the columns captioned "Total" and "Thereafter" would each contain the amount of $32.2 million.

  Analysis of Cash Flows

        Net cash provided by operating activities was approximately $14.5 million for the year ended December 31, 2003, as compared to net cash used in operating activities of approximately $38.8 million for the year ended December 31, 2002. The increase in cash provided by operating activities was primarily due to a lower operating loss, the resolution of $3.2 million in disputed charges with Sprint PCS and the receipt of an $8.6 million federal income tax refund. Net cash used in operating activities was approximately $38.8 million and $57.2 million for the years ended December 31, 2002 and 2001, respectively. Net cash used in operating activities for the periods was primarily attributable to the operating loss being partly offset by non-cash items and cash sourced from working capital.

        Net cash used in investing activities was approximately $16.5 million and $40.2 million for the years ended December 31, 2003 and 2002, respectively. The decrease of $23.7 million was primarily due to lower capital expenditures of $17.2 million for coverage expansion and 3G upgrades and the receipt of proceeds from the sale of 98 wireless communication tower sites during the fourth quarter of 2003. Net cash used in investing activities was approximately $40.2 million for the year ended December 31, 2002 and net cash provided by investing activities was approximately $3.0 million for the year ended December 31, 2001. For the year ended December 31, 2002, net cash used in investing activities consisted of capital expenditures of approximately $43.2 million, offset by a reduction in restricted cash of approximately $2.8 million and cash received from the sale of equipment of approximately $0.2 million. For the year ended December 31, 2001, in addition to capital expenditures of approximately $122.1 million, investing activities included acquisition costs relating to the acquisition of VIA Wireless and a cash advance to, net of cash acquired from, VIA Wireless of approximately $24.7 million. Cash provided by investing activities included $99.8 million released from restricted cash and $50.0 million in proceeds from the sale of VIA Wireless' California PCS licenses.

        Net cash used in financing activities was approximately $14.2 million for the year ended December 31, 2003, as compared to net cash provided by financing activities of approximately $27.7 million for the year ended December 31, 2002. Our debt-for-debt exchange in February 2003 and issuance of 14% Series B Senior Notes resulted in the incurrence of approximately $4.6 million in financing costs and a $15.0 million repayment under the senior secured credit facility. Partially offsetting these transactions was the occurrence of a $5.7 million cash overdraft, which resulted from checks issued but not presented to banks as of December 31, 2003. Net cash provided by financing activities was approximately $27.7 million and $31.2 million for the years ended December 31, 2002 and 2001, respectively. For the year ended December 31, 2002, net cash provided by financing activities consisted primarily of $30.0 million in funding under the senior secured credit facility, offset by $1.2 million in capital lease and other long-term liabilities payments and $1.2 million in deferred financing fees in connection with the July 2002 amendment to the senior secured credit facility. For the year ended December 31, 2001, net cash provided by financing activities consisted primarily of $110.0 million in funding under the senior secured credit facility, offset by approximately $75.5 million in long-term debt repayments. Debt repayments included payments made under our capital lease obligations, the pay down of the Rural Telephone Finance Cooperative senior secured credit facility of VIA Wireless, and the pay down of the outstanding Federal Communications Commission notes for the

California PCS licenses assumed in the VIA Wireless acquisition. In addition, we incurred $2.8 million in deferred financing fees in connection with the increase in our senior secured credit facility related to the VIA Wireless acquisition.

  Factors That May Affect Operating Results and Liquidity

        In addition to the risk factors included in "Item 1. Business," the following risk factors could materially and adversely affect our future operating results and liquidity and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

        We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of slower net customer growth is more rapid than we anticipate, it will lower the expected amount of positive cash flow from operating activities less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. For the year ended December 31, 2003, approximately $14.5 million of cash flow was provided by operating activities, primarily due to improved operating results and the receipt of an $8.6 million federal income tax refund. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of operating losses and negative cash flows as the cash flow generated by the growing subscriber base exceeds costs incurred to acquire new customers. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term but provide greater cash flows in later periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in lower cash needs in the near term but provide lower cash flows in later periods.

        We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides an annual evaluation of these controls to us by engaging its independent auditors to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70, or SAS 70. There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. Although we are not presently aware of any material errors affecting us, errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if we or any other PCS affiliate of Sprint find significant errors in information provided by Sprint which causes a restatement of financial statements or otherwise affects us, investors and the investment community may lose confidence in us. In late February 2003, iPCS, Inc., a PCS affiliate of Sprint, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code and concurrently brought an adversarial action against Sprint alleging, among other things, that Sprint had failed to remit certain amounts owed to iPCS under its agreements with Sprint. Should Sprint fail to deliver timely, accurate and sufficient information, this could lead to a greater degree of uncertainty in our business and financial planning and may lead to adverse short-term decisions. The failure of Sprint to remit future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law. In addition, in July 2003, US Unwired Inc., a PCS affiliate of Sprint, filed suit against Sprint alleging violations of the federal racketeering laws, breach of fiduciary duty and fraud arising out of Sprint's dealings with the affiliate and its related entities, and in August 2003, Horizon PCS, Inc. and its affiliated entities, a PCS affiliate of Sprint, filed for bankruptcy protection under Chapter 11 of the federal bankruptcy code and subsequently filed an adversarial action against Sprint alleging similar causes of action to those made by U.S. Unwired Inc.

        The FCC mandated that wireless carriers provide for wireless local number portability, or WLNP, by November 24, 2003. Local number portability allows subscribers to keep their wireless phone number when switching to a different service provider. We anticipate number portability could increase churn, which could lower our revenues. We may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors' initiatives and retain customers, which could adversely impact our revenue and profitability and our liquidity. WLNP had no material impact on our results for the year ended December 31, 2003.

        Our ability to borrow funds under our senior secured credit facility's $47.7 million revolving line of credit will be restricted unless our cash balance (as defined in the credit facility) is less than $25.0 million at the time of borrowing and could be terminated due to our failure to maintain or comply with the restrictive financial and operating covenants contained in the agreement governing the senior secured credit facility as described in Note 7 to the Consolidated Financial Statements. We presently are in compliance with all financial and operational covenants associated with the senior secured credit facility. If we are unable to operate our business within the covenants specified in the senior secured credit facility, our ability to obtain future amendments to the covenants in the senior secured credit facility is not guaranteed and our ability to make borrowings under the revolving line of credit required to operate our business could be restricted or terminated. Such a restriction or termination would have a material adverse effect on our liquidity. If Operating Company completes the offering of senior notes due 2011 described above under "—Recent Development," a portion of the net proceeds will be used to repay and terminate the senior secured credit facility, including termination of the $47.7 million revolving line of credit.

        Variable interest rates may increase substantially. At December 31, 2003, we had $230.0 million outstanding under our senior secured credit facility. The rate of interest on the facility is presently based on a margin above the London interbank offered rate (LIBOR). Our weighted average borrowing rate on variable rate borrowings was 5.0% for the year ended December 31, 2003. If we do not complete the offering of senior notes due 2011 described above under "—Recent Development," increases in a market interest rate for our senior secured credit facility substantially above our estimates may result in unanticipated cash interest costs.

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

  Reconciliation of non-GAAP financial measures

        We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in "—Results of Operations" are average revenue per user (ARPU), cash cost per user (CCPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in "—Results of Operations—Analysis of the years ended December 31, 2003 and 2002," and the following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Year Ended December 31,
Average revenue per user (ARPU)
	2003	2002	2001
Service revenue	$261,061,000	$212,474,000	$84,702,000
Less: Travel revenue	(48,701,000)	(54,900,000)	(31,600,000)
Less: Roaming revenue	(14,163,000)	(6,400,000)	(1,000,000)
Less: Reseller revenue	(564,000)	—	—

Subscriber revenue(1)	$197,633,000	$151,174,000	$52,102,000

Average subscribers	290,070	217,579	72,953
ARPU(1)	$57	$58	$59

(1)
Minor differences from numbers appearing in "—Results of Operations" may exist due to rounding the numbers in "—Results of Operations" to the nearest $0.1 million.

        We believe ARPU, which calculates the average monthly service revenue per customer, excluding roaming and reseller revenue, is a useful measure to assist in evaluating our past and forecasting our future subscriber revenue. In addition, it provides a gauge to compare our subscriber revenue to that of other wireless communications providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

	Year Ended December 31,
Cash cost per user (CCPU)
	2003		2002	2001
Cost of service and operations	$120,443,000	(1)	$136,367,000	$65,433,000
Add: General and administrative expenses	31,578,000		26,416,000	15,586,000

Total cash costs	$152,021,000		$162,783,000	$81,019,000

Average subscribers	290,070		217,579	72,953
CCPU	$44		$62	$93

(1)
Cost of service and operations included a one-time credit adjustment of $3.2 million relating to the resolution of disputed items with Sprint PCS, which resulted in a credit of approximately $1 per user for the year ended December 31, 2003.

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

	Year Ended December 31,
Cost per gross addition (CPGA)
	2003	2002	2001
Selling and marketing	$53,681,000	$54,711,000	$39,119,000
Add: Cost of products sold	40,247,000	36,531,000	25,620,000
Less: Equipment revenue	(12,205,000)	(8,331,000)	(8,871,000)
Less: Selling and marketing adjustment	—	—	(93,000	)(1)

CPGA costs	$81,723,000	$82,911,000	$55,775,000

Gross additions	181,800	186,745	139,538
CPGA	$450	$444	$400

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We have not entered into derivatives or other financial instruments for trading, speculative or hedging purposes. If we complete the offering of senior notes due 2011 described under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Development," all of our interest rates will be fixed.

        In the normal course of business, our operations are exposed to interest rate risk on our senior secured credit facility and any future financing requirements. Our fixed rate debt consisted primarily of the accreted carrying value of the 14% Subordinated Notes ($84.3 million at December 31, 2003) and the 14% Series B Senior Notes ($12.2 million at December 31, 2003). Our 14% Senior Notes also have a fixed interest rate, but because we have followed the provisions of SFAS No. 15 and EITF 02-04, we will not recognize any interest expense with respect to the 14% Senior Notes in future periods. These provisions require that the carrying value be recorded at the total future cash payments (principal and interest). Therefore, these 14% Senior Notes are carried on our balance sheet as long-term liabilities valued at $81.9 million (see Note 7 to the Consolidated Financial Statements). Our variable rate debt consisted of borrowings made under the senior secured credit facility ($230.0 million at December 31, 2003).

        Our primary interest rate risk exposures relates to (i) the interest rate on long-term borrowings; (ii) our ability to refinance the 14% Subordinated Notes, the 14% Senior Notes and the 14% Series B Senior Notes at maturity at market rates, if needed; and (iii) the impact of interest rate movements on our ability to meet interest expense requirements and financial covenants under our debt instruments.

        We may decide, from time to time, to manage the interest rate risk on our outstanding long-term debt through the use of fixed and variable rate debt and interest rate swaps. While we cannot predict our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our interest rate risk on an ongoing basis.

        The following table presents the estimated future balances of outstanding long-term debt projected at the end of each period and future required annual principal payments for each period then ended based on our projected level of long-term indebtedness (dollars in thousands):

	Years ending December 31,
	2004	2005	2006	2007	2008
14% subordinated notes	96,549	100,380	100,380	100,380	100,380
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—
Senior secured credit facility	222,079	207,997	157,538	100,625	—
Variable interest rate(1)	5.5%	6.3%	7.0%	7.2%	7.2%
Principal payments	7,921	14,082	50,459	56,913	100,625
14% senior notes(2)	48,180	48,180	48,180	48,180	48,180
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	—
14% Series B senior notes	13,961	14,515	14,515	14,515	—
Fixed interest rate	14.0%	14.0%	14.0%	14.0%	14.0%
Principal repayments	—	—	—	—	14,515

(1)
The interest rate on the senior secured credit facility equals the London interbank offered rate (LIBOR) plus a weighted-average interest rate of 3.7%. LIBOR is assumed to equal 1.8% for 2004, 2.6% for 2005, 3.3% for 2006 and 3.5% for years 2007 and 2008. A 1.0% increase (decrease) in the variable interest rate would result in an approximate $2.3 million increase (decrease) in the interest expense.

(2)
The 14% Senior Notes were issued at a discount in February 2003, but we have followed the provisions of SFAS No. 15 and EITF 02-04. These provisions require that the carrying value be recorded at the total future cash payments (principal and interest). Therefore, the notes are carried on our balance sheet as long-term liabilities valued at $81.9 million beginning February 26, 2003, which is the date of the debt-for-debt exchange offer described in Note 7 to the Consolidated Financial Statements. As a result, no interest expense related to these notes will be recognized in future periods.

ITEM 8. Financial Statements and Supplementary Data

        Reference is made to Item 15 for the financial statements meeting the requirements of Regulation S-X.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        On May 15, 2002, upon the recommendation of the audit committee of the board of directors of UbiquiTel, the board of directors approved the dismissal of Arthur Andersen LLP ("Andersen") as our independent public accountants and the appointment of PricewaterhouseCoopers LLP ("PwC") to serve as our independent public accountants for the fiscal year ending December 31, 2002. Andersen's reports on UbiquiTel's consolidated financial statements for the fiscal years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal years ended December 31, 2001 and 2000 and through the date of Andersen's dismissal as our independent public accountants on May 15, 2002, there were no disagreements between Andersen and us on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on UbiquiTel's consolidated financial statements for such years. There were no reportable events as listed in Item 304 (a)(1)(v) of Regulation S-K.

        UbiquiTel provided Andersen with a copy of the foregoing statements in May 2002 and filed as Exhibit 16 to its Current Report on Form 8-K dated May 15, 2002 a copy of Andersen's letter, dated May 15, 2002, stating its agreement with such statements.

        During the fiscal years ended December 31, 2001 and 2000 and through the date of PwC's appointment as our independent public accountants on May 15, 2002, we did not consult with PwC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on UbiquiTel's consolidated financial statements, or any other matters or reportable events listed in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2003. Based on this evaluation, they have concluded that, as of December 31, 2003, our disclosure controls and procedures are reasonably designed and effective to alert them on a timely basis to material information relating to us required to be included in our reports filed or submitted under the Exchange Act.

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

Changes in Internal Controls

        There were no significant changes to our internal controls or, to our knowledge, in other factors that could significantly affect our internal controls, at the date of our Chief Executive Officer's and Chief Financial Officer's last evaluation of our internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

ITEM 10. Directors and Executive Officers

        Information concerning our directors is incorporated herein by reference to UbiquiTel's definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders. For information concerning UbiquiTel's executive officers, see "Item 1. Business—Executive Officers."

        We will provide to any person, without charge, a copy of our code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller on the written request of any such person addressed to Investor Relations at UbiquiTel Inc., One West Elm Street, Suite 400, Conshohocken, Pennsylvania 19428.

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

ITEM 14. Principal Accountant Fees and Services

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
*2.1
Amended and Restated Merger Agreement dated as of April 18, 2001 by and among UbiquiTel Inc., UbiquiTel Operating Company, the Merger Subsidiaries of UbiquiTel Inc., VIA Wireless LLC, the Stockholders and the Controlling Evans Stockholders. (2.1)
**3.1	Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (3.1)
***3.2	Amendment to Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (3.2)
**3.3	Amended and Restated Bylaws of UbiquiTel Inc. (3.2)
**4.1	Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (10.21)
**4.2
Warrant Registration Rights Agreement made as of April 11, 2000 by and among UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Paribas Corporation and PNC Capital Markets, Inc. (10.23)
#4.3	First Amendment, dated as of June 12, 2000, to Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (4.3)
#4.4	Warrant Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. (4.4)
#4.5	Registration Rights Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. (4.5)
++4.6	Form of Warrant dated February 26, 2003 issued to certain purchasers of 14% Senior Unsecured Discount Series B Notes due 2008. (4.6)

++4.7	Form of Warrant dated February 26, 2003 issued to certain purchasers of 14% Senior Unsecured Discount Series B Notes due 2008. (4.7)
+++4.8	Form of Registered 14% Senior Discount Note due 2010. (4.4)
†**10.1	Sprint PCS Management Agreement, as amended, dated as of October 15, 1998 by and between Sprint Spectrum, LP, WirelessCo, LP and UbiquiTel, LLC. (10.1)
†**10.2	Sprint PCS Services Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.2)
**10.3	Sprint Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Communications Company, LP and UbiquiTel, LLC. (10.3)
**10.4	Sprint Spectrum Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.4)
##10.5	Addendum VI dated February 22, 2001 to Sprint PCS Management Agreement by and between Sprint Spectrum, LP, Wireless Co., LP, and UbiquiTel Operating Company. (10.36)
†**10.6
Asset Purchase Agreement dated as of December 28, 1999, as amended, by and between Sprint Spectrum, LP, Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP, Cox Communications PCS, LP, Cox PCS Leasing Co., LP, Cox PCS Assets, LLC and UbiquiTel Holdings, Inc. (10.5)
**10.7
Amended and Restated Consent and Agreement dated as of April 5, 2000 by and between Sprint Spectrum, LP, Sprint Communications Company, LP, WirelessCo, LP, Cox Communications PCS, LP, Cox PCS License, LLC and Paribas. (10.11)
**10.8	Amended and Restated Registration Rights Agreement made as of February 16, 2000 by and among UbiquiTel Holdings, Inc. and the shareholder signatories thereto. (10.7)
**10.9	Employment Agreement dated as of November 29, 1999 by and between UbiquiTel Holdings, Inc. and Donald A. Harris. (10.17)
**10.10
Credit Agreement dated as of March 31, 2000 by and between UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and Paribas, as agent, for a $250,000,000 credit facility. (10.18)
**10.11
Indenture for UbiquiTel Operating Company's 14% Senior Subordinated Discount Notes Due 2010 dated as of April 11, 2000 between UbiquiTel Operating Company, UbiquiTel Inc. and American Stock Transfer & Trust Company, as trustee. (10.20)
**10.12
Registration Rights Agreement made as of April 11, 2000 by and among UbiquiTel Operating Company, UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, Paribas Corporation and PNC Capital Markets, Inc. (10.22)
**10.13	Note Guarantee of UbiquiTel Inc. (10.28)
**10.14	Guarantee of UbiquiTel Inc. (10.29)
###10.15	Escrow Agreement dated as of August 13, 2001 by and among UbiquiTel Inc., UbiquiTel Operating Company, First Union National Bank as Escrow Agent and the Indemnitor Parties named therein. (10.33)

##10.16
Second Amendment and Consent to Credit Agreement dated as of March 1, 2001 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time, BNP Paribas as agent, General Electric Capital Corporation and Fortis Capital Corp. (10.35)
##10.17
Indemnification Agreement dated as of February 22, 2001 by and among UbiquiTel Inc., UbiquiTel Operating Company, the Merger Subsidiaries of UbiquiTel Inc. named therein, J.H. Evans Inc., and the Stockholders of J.H. Evans named therein. (10.37)
##10.18	Consulting Agreement dated as of February 22, 2001 between UbiquiTel Inc., and Instant Phone, LLC. (10.38)
##10.19	Purchase and Sale Agreement dated as of February 22, 2001 between UbiquiTel Inc. and VoiceStream PCS BTA I License Corporation. (10.39)
###10.20	Amended and Restated 2000 Equity Incentive Plan of UbiquiTel Inc. (10.39)
•10.21
First Supplemental Indenture dated as of November 12, 2001 to the Indenture for UbiquiTel Operating Company's 14% Senior Subordinated Discount Notes Due 2010 dated as of April 11, 2000 between UbiquiTel Operating Company, UbiquiTel Inc. and American Stock Transfer and Trust Company, as trustee. (10.30)
**10.22	Master Site Agreement dated as of May 11, 2000 between SpectraSite Communications, Inc. and UbiquiTel Leasing Company. (10.27)
•10.23	Master Tower Space License Agreement dated as of April 4, 2001 between American Tower, L.P. and UbiquiTel Leasing Company and First Amendment thereto dated June 18, 2001. (10.32)
•10.24
Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Communication New York, Inc., Crown Castle PT Inc., Crown Castle South Inc., Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company. (10.33)
••10.25
Fourth Amendment to Credit Agreement dated as of July 17, 2002 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent. (10.36)
•••10.26	UbiquiTel Inc. Amended and Restated 2002 Employee Stock Purchase Plan. (10.1)
+10.27
Fifth Amendment to Credit Agreement dated as of February 7, 2003 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent. (10.37)
++10.28	Employment Agreement dated as of November 30, 2002 by and between UbiquiTel Inc. and Donald A. Harris. (10.28)
++10.29	Note Purchase Agreement dated as of February 14, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and the purchasers listed on the signature pages thereto. (10.29)
++10.30	Form of 14% Senior Unsecured Discount Series B Note Due 2008 dated February 26, 2003 issued by UbiquiTel Operating Company to the purchasers thereof. (10.30)
++10.31
Guarantee dated as of February 26, 2003 by UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC in favor of the purchasers of 14% Senior Unsecured Discount Series B Notes Due 2008. (10.31)

++10.32	Registration Rights Agreement dated as of February 26, 2003 among UbiquiTel Inc. and the securityholder signatories thereto. (10.32)
++10.33	Escrow Agreement dated as of February 14, 2003 among UbiquiTel Operating Company, Greenberg Traurig LLP, as escrow agent, and the purchasers listed on the signature pages thereto. (10.33)
++10.34
Agreement dated as of February 14, 2003 among UbiquiTel Inc., UbiquiTel Operating Company and the other persons signatories thereto relating to the Note Purchase Agreement dated as of February 14, 2003. (10.34)
++10.35
Indenture for UbiquiTel Operating Company's 14% Senior Discount Notes Due 2010 dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee. (10.35)
++10.36	Note Guarantee dated as of February 26, 2003 of UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC and VIA Building, LLC. (10.36)
++10.37
Registration Rights Agreement dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC, VIA Building, LLC and Banc of America Securities LLC. (10.37)
++10.38
Dealer Manager Agreement dated as of January 23, 2003 among UbiquiTel Operating Company, UbiquiTel Inc., VIA Holding Inc., VIA Wireless LLC, VIA Building, LLC and Banc of America Securities LLC. (10.38)
>10.39	Asset Purchase Agreement dated as of June 12, 2003 between UbiquiTel Operating Company (as successor-in-interest to VIA Wireless LLC) and GoldenState Towers, LLC. (10.1)
>10.40
Escrow Agreement dated as of June 12, 2003 among UbiquiTel Operating Company (as successor-in-interest to VIA Wireless LLC), GoldenState Towers, LLC and Commonwealth Land Title Company, as escrow agent. (10.2)
>>10.41	Master Site Agreement dated as of October 15, 2003 between UbiquiTel Leasing Company and GoldenState Towers, LLC. (10.1)
>>10.42
Sixth Amendment to Credit Agreement dated as of October 10, 2003 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent. (10.2)
>>10.43
Addendum VII dated July 31, 2003 to Sprint PCS Management Agreement by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P. and Sprint PCS License, L.L.C., and UbiquiTel Operating Company. (10.3)
>>10.44
Addendum VIII dated November 7, 2003 to Sprint PCS Management Agreement, Sprint PCS Services Agreement, Sprint Trademark and Service Mark License Agreement and Sprint Spectrum Trademark and Service Mark License Agreement by and between Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P. and Sprint PCS License, L.L.C., and UbiquiTel Operating Company. (10.4)
10.45
Eighth Amendment to Credit Agreement dated as of January 23, 2004 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent.

10.46	Employment Agreement dated as of November 19, 2003 by and between UbiquiTel Inc. and James J. Volk.
10.47	Employment Agreement dated as of November 19, 2003 by and between UbiquiTel Inc. and Patricia E. Knese.
21.1	Subsidiaries of UbiquiTel Inc.
23.1
Consent of PricewaterhouseCoopers LLP relating to UbiquiTel Inc.'s Registration Statements on Form S-3 (Registration No. 333-39956), Form S-3 (Registration No. 333-68082), Form S-8 (Registration No. 333-70148), Form S-8 (Registration No. 333-84852) and Form S-3 (Registration No. 333-104705) and to UbiquiTel Operating Company's Registration Statement on Form S-3 (Registration No. 333-106418).
24.1	Powers of Attorney (included on signature pages).
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

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

•
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of UbiquiTel Inc. and UbiquiTel Operating Company.

••
Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K dated July 18, 2002 of UbiquiTel Inc.

•••
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of UbiquiTel Inc. and UbiquiTel Operating Company.

+
Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K dated February 24, 2003 of UbiquiTel Inc.

++
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of UbiquiTel Inc. and UbiquiTel Operating Company.

+++
Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-4/S-1 of UbiquiTel Operating Company (Reg. No. 333-106418)

>
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2003 of UbiquiTel Inc. and UbiquiTel Operating Company.

>>
Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 of UbiquiTel Inc. and UbiquiTel Operating Company.

†
Confidential treatment has been granted on portions of these documents.

  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit numbers 10.9, 10.20, 10.26, 10.28, 10.46 and 10.47.

(b)
Reports on Form 8-K.

        Except as indicated below, four reports on Form 8-K were furnished during the quarter ended December 31, 2003:

Date	Item Reported On
October 20, 2003	Item 5. Other Events and Required FD Disclosure. UbiquiTel announced that it had consummated on October 15, 2003 a sale and leaseback transaction, for the sale of wireless communications tower sites located in the central valley of California for approximately $10.95 million in cash, and the lease-back of space on those sites. *
Item 12. Results of Operations and Financial Condition. UbiquiTel announced its subscriber results for the quarter ended September 30, 2003.
November 10, 2003	Item 9. Regulation FD Disclosure. UbiquiTel announced that it had entered into an addendum to its Sprint management and services agreements.
November 11, 2003	Item 12. Results of Operations and Financial Condition. UbiquiTel announced on November 11, 2003 its operating and financial results for the quarter ended September 30, 2003.
December 30, 2003	Item 9. Regulation FD Disclosure. UbiquiTel announced updated financial and operating guidance for the fourth quarter of 2003 and its participation in a telecommunications conference in January 2004.

*
Filed.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 17th day of February, 2004.

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

Signature	Title	Date

/s/ DONALD A. HARRIS Donald A. Harris	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2004
/s/ JAMES J. VOLK James J. Volk	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 17, 2004
/s/ ROBERT A. BERLACHER Robert A. Berlacher	Director	February 17, 2004
/s/ JAMES E. BLAKE James E. Blake	Director	February 17, 2004
/s/ MATTHEW J. BOOS Matthew J. Boos	Director	February 17, 2004

/s/ PETER LUCAS Peter Lucas	Director	February 17, 2004
/s/ BRUCE E. TOLL Bruce E. Toll	Director	February 17, 2004
/s/ EVE M. TRKLA Eve M. Trkla	Director	February 17, 2004
/s/ JOSEPH N. WALTER Joseph N. Walter	Director	February 17, 2004

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Operating Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 17th day of February, 2004.

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

Signature	Title	Date

/s/ DONALD A. HARRIS Donald A. Harris	Sole Director, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2004
/s/ JAMES J. VOLK James J. Volk	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	February 17, 2004

UBIQUITEL INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of UbiquiTel Inc.:

        In our opinion, the accompanying consolidated balance sheets as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of UbiquiTel Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of UbiquiTel Inc. and its subsidiaries for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 15, 2002.

        As discussed above, the consolidated financial statements of UbiquiTel Inc. and its subsidiaries for the year ended December 31, 2001 were audited by other independent accountants who have ceased operations. As described in Note 3, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. We audited the transitional disclosures described in Note 3. In our opinion, the disclosures for 2001 in Note 3 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 13, 2004

This report is a copy of a previously issued Arthur Andersen LLP report and has not been reissued by Arthur Andersen LLP pursuant to Regulation S-X Rule 2-02 as applicable under the Securities Exchange Act of 1934, as amended. As discussed in Note 3, the Company has revised its financial statements for the year ended December 31, 2001 to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. The Arthur Andersen LLP report does not extend to these changes. The revisions to the 2001 financial statements related to these transitional disclosures were reported on by PricewaterhouseCoopers LLP, as stated in their report appearing herein.

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

ARTHUR ANDERSEN LLP

New York, New York
February 15, 2002

UbiquiTel Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Data)

	December 31, 2003	December 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,225	$73,481
Restricted cash	3,562	2,408
Accounts receivable, net of allowance for doubtful accounts of $2,722 and $4,343 at December 31, 2003 and 2002, respectively	19,614	21,762
Inventory	3,408	2,751
Prepaid expenses and other assets	15,848	15,380
Income tax receivable	217	8,784

Total current assets	99,874	124,566
PROPERTY AND EQUIPMENT, NET	259,556	275,588
CONSTRUCTION IN PROGRESS	5,045	8,117
DEFERRED FINANCING COSTS, NET	8,918	12,717
GOODWILL	38,138	38,138
INTANGIBLE ASSETS, NET	—	2,753
OTHER INTANGIBLES, NET	68,869	73,174
OTHER LONG-TERM ASSETS	3,004	3,774

Total assets	$483,404	$538,827

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$8,209	$683
Accounts payable	3,633	11,209
Book cash overdraft	5,671	—
Accrued expenses	16,591	23,681
Accrued compensation and benefits	3,978	2,547
Interest payable	1,563	1,923
Taxes payable	4,049	3,496
Deferred revenue	11,347	9,252
Other	4,110	3,883

Total current liabilities	59,151	56,674

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, EXCLUDING CURRENT MATURITIES	396,664	457,038
OTHER LONG-TERM LIABILITIES	9,369	3,506

Total long-term liabilities	406,033	460,544

Total liabilities	465,184	517,218

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2003 and 2002	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 92,579 and 81,432 shares issued and outstanding at December 31, 2003 and 2002, respectively	46	41
Additional paid-in-capital	299,955	295,236
Accumulated deficit	(281,781)	(273,668)

Total stockholders' equity	18,220	21,609

Total liabilities and stockholders' equity	$483,404	$538,827

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
REVENUES:
Service revenue	$261,061	$212,474	$84,702
Equipment revenue	12,205	8,331	8,871

Total revenues	273,266	220,805	93,573
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	120,443	136,367	65,433
Cost of products sold	40,247	36,531	25,620
Selling and marketing	53,681	54,711	39,119
General and administrative expenses excluding non-cash compensation charges	31,578	26,416	15,586
Non-cash compensation for general and administrative matters	205	378	387
Depreciation, amortization and accretion	46,909	51,571	24,348

Total costs and expenses	293,063	305,974	170,493

OPERATING LOSS	(19,797)	(85,169)	(76,920)
INTEREST INCOME	649	1,641	8,856
INTEREST EXPENSE	(31,249)	(46,004)	(38,978)
GAIN ON DEBT RETIREMENTS	43,050	—	—
OTHER INCOME (EXPENSE)	—	218	(459)

LOSS BEFORE INCOME TAXES	(7,347)	(129,314)	(107,501)
INCOME TAX BENEFIT (EXPENSE)	(766)	11,927	(154)

NET LOSS	$(8,113)	$(117,387)	$(107,655)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.09)	$(1.45)	$(1.53)

BASIC AND DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	86,875	81,216	70,543

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,113)	$(117,387)	$(107,655)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,835	1,949	1,627
Amortization of debt discount for detachable warrants	1,315	1,597	1,598
Amortization of intangible assets	7,058	17,133	5,044
Depreciation and accretion	39,852	34,438	19,304
Interest accrued on discount notes	15,260	27,681	24,395
Non-cash compensation from stock options granted to employees	205	378	387
Deferred income taxes	—	(3,142)	—
(Gain) loss on sale of equipment	39	(189)	—
Gain on debt retirements	(43,050)	—	—
Interest earned on restricted cash balances	(39)	—	—
Changes in operating assets and liabilities exclusive of acquisitions and capital expenditures:
Accounts receivable	2,148	(5,811)	(11,372)
Inventory	(657)	1,940	(3,186)
Prepaid expenses and other assets	302	(5,829)	(3,324)
Income tax receivable	8,567	(8,784)	—
Accounts payable and accrued expenses	(10,270)	17,242	15,998

Net cash provided by (used in) operating activities	14,452	(38,784)	(57,184)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,928)	(43,157)	(122,112)
Proceeds from sale of towers, net of transaction costs	10,524	—	—
Proceeds from sale of assets	—	189	50,000
Change in restricted cash	(1,095)	2,775	99,817
Acquisition costs and cash advance, net of cash acquired from VIA Wireless	—	—	(24,698)

Net cash provided by (used in) investing activities	(16,499)	(40,193)	3,007

CASH FLOWS FROM FINANCING ACTIVITIES:
Drawings under senior secured credit facility	—	30,000	110,000
Repayments under senior secured credit facility	(15,000)	—	—
Proceeds from issuance of Series B senior discount notes	10,914	—	—
Repayment of long-term debt	—	—	(75,495)
Cash payments for purchase and exchange of senior subordinated discount notes	(10,701)	—	—
Financing costs	(4,588)	(1,170)	(2,813)
Repayment of capital lease obligations and other long-term debt	(683)	(1,226)	(490)
Change in book cash overdraft	5,671	—	—
Proceeds from issuance of common stock	32	110	—
Proceeds from exercise of stock options and warrants	146	—	13

Net cash provided by (used in) financing activities	(14,209)	27,714	31,215

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,256)	(51,263)	(22,962)
CASH AND CASH EQUIVALENTS, beginning of period	73,481	124,744	147,706

CASH AND CASH EQUIVALENTS, end of period	$57,225	$73,481	$124,744

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,207	$14,777	$12,853
Cash paid for taxes	354	452	63
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Network assets acquired but not yet paid	—	—	3,000
Warrants exercised	—	—	570
Capital leases entered into	—	—	1,107
ASSETS AND LIABILITIES ACQUIRED IN NON-CASH TRANSACTION (NOTE 16)
Assets acquired	—	—	224,602
Liabilities assumed	—	—	39,424

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2000	—	$—	63,543	$32	$171,771	$(48,626)	$123,177
Issuance of common stock for VIA Wireless acquisition	—	—	16,400	8	122,008	—	122,016
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	387	—	387
Exercise of options	—	—	25	—	13	—	13
Exercise of warrants	—	—	1,148	1	569	—	570
Net loss applicable to common stockholders	—	—	—	—	—	(107,655)	(107,655)

BALANCE, December 31, 2001	—	$—	81,116	$41	$294,748	$(156,281)	$138,508
Issuance of common stock to employee stock purchase plan	—	—	316	—	110	—	110
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	378	—	378
Net loss applicable to common stockholders	—	—	—	—	—	(117,387)	(117,387)

BALANCE, December 31, 2002	—	$—	81,432	$41	$295,236	$(273,668)	$21,609
Issuance of common stock to employee stock purchase plan	—	—	159	—	32	—	32
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	205	—	205
Exercise of options	—	—	75	—	37	—	37
Issuance of detachable warrants	—	—	—	—	4,341	—	4,341
Exercise of warrants	—	—	10,913	5	104	—	109
Net loss applicable to common stockholders	—	—	—	—	—	(8,113)	(8,113)

BALANCE, December 31, 2003	—	$—	92,579	$46	$299,955	$(281,781)	$18,220

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.     ORGANIZATION AND NATURE OF BUSINESS

        UbiquiTel Inc. and Subsidiaries ("UbiquiTel" or the "Company") was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services ("PCS") in certain defined midsize markets in the western and midwestern United States.

        In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company), whose sole member was The Walter Group, entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) ("Operating Company"), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, UbiquiTel amended its management agreement with Sprint PCS to expand its markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with UbiquiTel's acquisition of VIA Wireless LLC, UbiquiTel amended its management agreement with Sprint PCS to expand its markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless BTAs including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California (also collectively referred to as the central valley of California market). On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, Operating Company amended its management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing its licensed resident population in its markets to approximately 10.0 million.

        The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, UbiquiTel Operating Company and UbiquiTel Leasing Company. The Company operates under one segment.

2.     LIQUIDITY

        From inception through December 31, 2002, the Company has principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as the primary sources of capital. In 2003, the Company generated approximately $14.5 million of cash flow from operating activities. Completion of the Company's PCS network has required substantial capital and as of December 31, 2003, the Company had an accumulated deficit of $281.8 million.

        As of December 31, 2003, the Company had approximately $60.8 million in cash, cash equivalents and restricted cash, working capital of approximately $40.7 million, and an unused revolving line of credit under the senior secured credit facility of approximately $47.7 million. On January 23, 2004, the Company reached an agreement with its senior lending group to amend the senior secured credit facility to eliminate certain "stage one" covenants, including minimum subscribers effective as of December 31, 2003, minimum revenues and minimum adjusted cash balances (each as defined in the credit agreement), and to modify certain financial covenants and ratios, including minimum consolidated EBITDA, fixed charge coverage ratio and interest coverage ratio (each as defined in the credit agreement), and leverage ratios, including consolidated indebtedness to consolidated EBITDA and consolidated senior indebtedness to consolidated EBITDA (each as defined in the credit agreement), to reflect the impact of changes in the Company's business. The availability of the $47.7 million revolving line of credit is subject to continued compliance with the restrictive covenants under the facility, including the timing of availability for borrowing under the revolving line of credit, maintaining financial covenants and ratios and limiting annual capital expenditures. The Company presently is in compliance with all financial and operational covenants associated with the senior secured credit facility. As discussed in Note 18 (Subsequent Events), the Company announced on February 13, 2004 that Operating Company has priced an offering of $270.0 million in aggregate principal amount of its senior notes due 2011 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The senior notes will be issued at a price of 98.26% and pay interest semi-annually at an annual rate of 9.875%. If issued, UbiquiTel will fully and unconditionally guarantee Operating Company's obligations under the senior notes due 2011. Operating Company intends to complete the offering on or about February 23, 2004. No assurance can be given as of the date of the filing of this Annual Report on Form 10-K that the offering will be completed, and the completion of the offering is subject to customary conditions. If Operating Company completes the offering, the net proceeds will be used to repay and terminate the senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of the $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B senior discount notes due 2008 ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.0 million principal value of its outstanding 14% senior discount notes due 2010 for $15.2 million.

        Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through December 31, 2004 and into the foreseeable future.

        While management does not anticipate the need to raise additional capital to meet the Company's operating or capital expenditure requirements in the foreseeable future, the Company's funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new customer additions, customer turnover, revenues, marketing costs, bad debt expense and roaming and reseller revenue. Management believes the Company's financial position will be sufficient to meet the cash requirements of the business including capital expenditures, any operating losses, cash interest and working capital needs. Should actual results differ significantly from these assumptions, the Company's liquidity position could be adversely affected and the Company could be in a position that would require it to raise additional capital which may not be available or may not be available on acceptable terms.

        If the Company fails to make an interest or principal payment when due on any of the Company's senior secured credit facility (if not terminated as described above), senior discount notes, Series B senior discount notes (if not redeemed as described above) and senior subordinated discount notes, it could trigger cross-default provisions on the other long-term debt agreements. If the Company's long-term debt agreements are declared in default, the creditors under these agreements may demand immediate payment of the outstanding indebtedness.

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

Recent Accounting Pronouncements

        In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). The Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity must be classified and measured. SFAS No. 150 requires that a financial instrument that is within its scope be classified as a liability, or an asset in some circumstances. Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, excluding mandatorily redeemable non-controlling interests associated with finite-lived subsidiaries, for which the accounting provisions of this Statement have been deferred indefinitely pursuant to FASB Staff Position 150-3. The Company has determined that it currently has no instruments within the scope of this Statement.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 amends and clarifies the accounting guidance on derivative instruments (including certain derivative instruments embedded in other contracts) and hedging activities that fall within the scope of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The Company does not have any contracts that are derivatives or that contain embedded derivatives.

        In November 2002, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). Among other items, EITF 02-16 requires that consideration received from a vendor be presumed to be a reduction of the cost of the vendor's products or services. This presumption can be overcome if the consideration can be shown to represent either a payment for assets or services delivered to the vendor or a reimbursement of costs incurred by the reseller to sell the vendor's products. This treatment is effective for arrangements entered into or modified on or after January 1, 2003. The adoption of EITF 02-16 did not have a material impact on the Company's financial position, results of operations or cash flows.

        In November 2002, the EITF issued EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are required to be divided into separate units of accounting if the deliverables in the arrangement meet certain criteria. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values. EITF 00-21 is applicable to agreements entered into in quarters beginning after June 15, 2003. The Company has determined that the sale of wireless services through the Company's direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, the Company discontinued deferring non-refundable, up-front activation fees and associated costs for the Company's direct sales channels. Additionally, direct sales channel activation fees are now included in equipment revenue rather than service revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. The Company adopted this new pronouncement effective July 1, 2003 on a prospective basis which did not have a material impact on the Company's financial position, results of operations or cash flows.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and capitalize that amount as part of the book value of the long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This Statement is effective for financial statements for fiscal years beginning after June 15, 2002. The Company's network is primarily located on leased property and the Company has certain legal obligations, principally related to its tower leases, which fall within the scope of SFAS No. 143. These legal obligations primarily include certain obligations to remediate leased land on which the Company's tower assets are located. In addition to its tower leases, the Company has leases related to switch site, retail and administrative locations subject to the provisions of SFAS No.143. In 2003, the Company recorded an initial asset retirement obligation of approximately $0.3 million, and capitalized the same amount by increasing the carrying cost of the related asset. Additionally, for the year ended December 31, 2003, approximately $0.1 million of accretion expense was recorded to increase the asset retirement obligation to its present value, and the capitalized costs were depreciated by approximately $0.1 million.

Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Restricted cash at December 31, 2003 represented approximately $2.4 million in cash in escrow related to the VIA Wireless acquisition and approximately $1.1 million in cash in escrow related to the sale of wireless communication tower sites located in the central valley of California. Book cash overdrafts are classified as a current liability.

Fair Value of Financial Instruments

        Fair value estimates, assumptions and methods used to estimate fair value of the Company's financial instruments are made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could ultimately realize. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

        The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable net, accounts payable and accrued expenses approximate fair value due to the short-term nature of the instruments.

        Long-term debt is comprised of the senior secured credit facility, senior discount notes, Series B senior discount notes, senior subordinated discount notes, capital leases and other long-term liabilities. The carrying amounts of the senior secured credit facility are a reasonable estimate of its fair value because market interest rates are variable. Capital leases are recorded at their net present value, which approximates fair value, and carrying values of other long-term liabilities also approximate fair values. The fair value of the senior discount notes, Series B senior discount notes and senior subordinated discount notes is measured at quoted market value. The Company's senior discount notes had a fair value of approximately $37.1 million as of December 31, 2003 versus a carrying value of $40.5 million. The Company's Series B senior discount notes had a fair value of approximately $11.2 million as of December 31, 2003 versus a carrying value of $12.2 million. The Company's senior subordinated discount notes had a fair value of approximately $72.3 million and $18.0 million as of December 31, 2003 and 2002, respectively, versus carrying values of $84.3 million and $220.1 million, respectively.

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

        Construction in progress at December 31, 2003 and 2002 included equipment not yet placed into service and engineering and site development costs incurred in connection with the build-out of the Company's PCS network. The Company capitalized interest on its construction in progress activities. Interest capitalized for the years ended December 31, 2003, 2002 and 2001 was $0, $0 and approximately $4.9 million, respectively.

Deferred Costs

        Costs incurred in connection with the negotiation and documentation of debt instruments are deferred and amortized over the terms of the debt instruments using the effective interest rate method. Costs incurred in connection with the issuance and sale of equity securities are deferred and netted against the proceeds of the stock issuance upon completion of the transaction. Costs incurred in connection with acquisitions are deferred and included in the aggregate purchase price allocated to the net assets acquired upon completion of the transaction.

Goodwill and Intangible Assets

        Upon the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"), as of January 1, 2002, goodwill is no longer subject to amortization. Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. As of October 31, 2003, the Company completed its annual impairment review and determined that no impairment charge was required. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows. Goodwill was approximately $38.1 million at December 31, 2003 and 2002.

        The following table presents the results of operations if goodwill were not amortized as of January 1, 2001:

	Year Ended December 31,
	2003	2002	2001
	(In Thousands, Except Per Share Amounts)
Reported net loss	$(8,113)	$(117,387)	$(107,655)
Add: goodwill amortization	—	—	593

Adjusted net loss	$(8,113)	$(117,387)	$(107,062)

Basic and diluted earnings per share:
Reported net loss per share	$(0.09)	$(1.45)	$(1.53)
Add: goodwill amortization per share	—	—	0.01

Adjusted net loss per share	$(0.09)	$(1.45)	$(1.52)

        Intangible assets represent the estimated value of acquired subscriber bases at the dates of acquisitions. Intangible assets of $0 and approximately $2.8 million, net of accumulated amortization expense of approximately $19.1 million and $16.3 million, for the years ended December 31, 2003 and 2002, respectively, were amortized on a straight-line basis over a period of 20 months to five years. The

VIA Wireless and Spokane market subscriber bases acquired were initially being amortized over 36 months and 60 months, respectively, which represented the estimated average lives of a subscriber in these respective markets. Effective April 1, 2002, however, the Company changed the amortization periods of the VIA Wireless and Spokane market subscriber bases to 20 months and 33 months, respectively, resulting from higher customer turnover in these respective markets. As of March 31, 2003, the VIA Wireless subscriber base was fully amortized and as of December 31, 2002, the Spokane market subscriber base was fully amortized. Amortization expense for intangible assets was approximately $2.8 million, $12.8 million and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Other intangible assets of approximately $68.9 million and $73.2 million, net of accumulated amortization expense of approximately $10.3 million and $5.9 million, for the years ended December 31, 2003 and 2002, respectively, represent the estimated value of VIA Wireless' Sprint PCS management agreement. Amortization expense for other intangible assets was approximately $4.3 million, $4.3 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Estimated future amortization expense of intangible assets for the next five years at December 31, 2003 is as follows:

Years Ending December 31,	(In Thousands)
2004	$4,304
2005	4,304
2006	4,304
2007	4,304
2008	4,304

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

Net Loss Per Share

        The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per common share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS No. 128, incremental potential common shares from stock options and warrants are excluded in the calculation of diluted loss per share when the effect would be antidilutive. Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the periods reflected in the accompanying financial statements.

        The following table summarizes the securities outstanding, which are excluded from the loss per share calculation, as amounts would have an antidilutive effect.

	December 31, 2003	December 31, 2002	December 31, 2001
Stock options	6,637,875	5,335,800	4,611,000
Warrants	3,665,183	3,665,183	3,665,183

Total	10,303,058	9,000,983	8,276,183

Stock-Based Compensation

        At December 31, 2003, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan, which are described in Note 9. The employee stock purchase plan was suspended effective with the offering period beginning January 1, 2003 and resumed effective with the offering period beginning January 1, 2004. The Company accounts for those plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

	Year Ended December 31,
	2003	2002	2001
	(In Thousands, Except Per Share Amounts)
Net loss, as reported	$(8,113)	$(117,387)	$(107,655)
Add: stock-based employee compensation included in reported net loss, net of related tax	205	378	387
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(2,260)	(2,570)	(1,562)

Pro forma net loss	$(10,168)	$(119,579)	$(108,830)

Basic and diluted loss per share:
As reported	$(0.09)	$(1.45)	$(1.53)
Pro forma	$(0.12)	$(1.47)	$(1.54)

        The fair value of all option grants was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

	Year Ended December 31,
	2003	2002	2001
Weighted-average risk-free interest rate	1.31% - 1.51%	3.03% - 5.76%	5.78% - 6.34%
Expected dividend yield	0%	0%	0%
Expected life in years	2.0	2.0	1.5 - 2.0
Expected volatility	143%	89%	89%

Revenue Recognition

        The Company recognizes revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company accounts for rebates, discounts and other sales incentives as a reduction to revenue. Service revenues include subscriber revenues, reseller revenues, Sprint PCS travel revenues and non-Sprint PCS roaming revenues. Equipment revenues include sales of handsets and accessories. Subscriber revenues consist of monthly recurring service charges for voice and third generation data ("3G data") services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan received from the Company's subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. The Company's revenue recognition policies are consistent with the guidance in EITF Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables," and Staff Accounting Bulletin No. 104, "Revenue Recognition."

        The Company recognizes service revenue from its subscribers as they use the service. The Company pro-rates access revenue over the billing period and records airtime usage in excess of the pre-subscribed usage plan. The Company's subscribers pay an activation fee to the Company when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, the Company deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of its subscribers, which was estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately. For the years ended December 31, 2003, 2002 and 2001, the Company recognized approximately $4.9 million, $3.0 million and $0.6 million, respectively, of activation fee revenue. As of December 31, 2003 and 2002, deferred revenue in the consolidated balance sheets included deferred activation fee revenue of approximately $4.0 million and $3.9 million, respectively, and also included approximately $7.3 million and $5.4 million of deferred access revenues, which represent customer access fees billed one month in advance, as of December 31, 2003 and 2002, respectively. Deferred activation fee revenue was also included in other long-term liabilities and totaled approximately $1.9 million and $2.5 million as of December 31, 2003 and 2002, respectively.

        The Company records Sprint PCS travel revenue on a per minute rate for voice services and on a per kilobit rate for data services when Sprint PCS subscribers based outside the Company's markets use the Company's network. The Company earned approximately $48.7 million, $54.9 million and $31.6 million of Sprint PCS travel revenue for the years ended December 31, 2003, 2002 and 2001, respectively. The Company records non-Sprint PCS roaming revenue when non-Sprint PCS subscribers use the Company's network. The Company earned approximately $14.2 million, $6.4 million and $1.0 million of non-Sprint PCS roaming revenue for the years ended December 31, 2003, 2002 and 2001, respectively. During the second quarter of 2003, the Company initiated a reseller program with Virgin Mobile USA. The Company records reseller revenue when reseller subscribers use the Company's network. The Company earned approximately $0.6 million of reseller revenue for the year ended December 31, 2003.

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

        The Company participates in the Sprint national and regional distribution programs in which national retailers such as RadioShack, Best Buy and Costco sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's markets, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, the Company includes these handset subsidy charges in cost of products sold in the consolidated statements of operations. Handset subsidy charges included in cost of products sold for the years ended December 31, 2003, 2002 and 2001 were approximately $15.5 million, $10.8 million and $7.2 million, respectively.

        Accounts receivable, net includes amounts due from customers with respect to subscriber revenues and amounts due from the Company's local indirect agents. The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. Activity in the allowance for doubtful accounts for the years ended December 31, 2003, 2002 and 2001 was as follows:

	December 31, 2003	December 31, 2002	December 31, 2001
	(In Thousands)
Balance, beginning of year	$4,343	$4,244	$88
Acquired from VIA Wireless (See Note 16)	—	—	1,232
Provision charged to expense	1,663	21,488	6,852
Charges to allowance	(3,284)	(21,389)	(3,928)

	$2,722	$4,343	$4,244

Advertising Expenses

        The Company expenses advertising costs when the advertising occurs. Total advertising expenses amounted to approximately $8.0 million, $12.5 million and $9.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, and are included in selling and marketing expenses in the consolidated statements of operations.

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

        Additionally, the Company derives substantial revenues and expenses from Sprint. A significant amount of the Company's financial transactions result from the Company's relationship with Sprint.

Reclassifications

        Certain prior year amounts have been reclassified to conform with current year presentation.

Comprehensive Income

        No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any other comprehensive income to report.

4.     SPRINT AGREEMENTS

        The Company entered into four major agreements with Sprint PCS and Sprint in late 1998. They are the management agreement, the services agreement, the trademark and service mark license agreement with Sprint and the trademark and service mark license agreement with Sprint PCS. As amended on December 28, 1999, and as further amended and effective August 13, 2001 in connection with the VIA Wireless acquisition, and as further amended and effective July 31, 2003 to remove the build-out requirement for the state of Montana and as most recently amended and effective November 1, 2003 to provide us with a number of benefits (including fixed rates for back office services provided to us by Sprint and a fixed reciprocal roaming rate through 2006), the management agreement allows the Company to exclusively offer Sprint PCS services in the Company's markets containing approximately 10.0 million residents—Reno/Tahoe, Nevada; northern California; central valley of California; Spokane, Washington; southern Idaho/Utah/Nevada; and southern Indiana/Kentucky.

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

        Network Build-out.    The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan, which requires that the Company provide network coverage to a minimum network coverage area within specified time frames. The Company believes it is in compliance with the Company's network build-out requirements and has satisfied the required deployment schedule under the management agreement.

        Products and Services Offered For Sale.    The management agreement identifies the products and services that can be offered for sale in the Company's markets. These products and services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement or as modified by Sprint PCS. The Company also is allowed to resell Sprint PCS services to wireless resellers who in turn resell Sprint PCS services to their customers using the Company's network.

        Service Pricing, Roaming, Travel and Fees.    The Company must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. The Company is permitted to establish its own local price plans for Sprint PCS products and services offered only in its markets, subject to Sprint PCS' approval. The Company is entitled to receive fees weekly from Sprint PCS equal to 92% of net "billed revenue" related to customer activity less applicable write-offs, net of deposits applied. Sprint determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in the Company's markets, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911, wireless local number portability and universal service fund charges, and customer handset insurance are not considered "billed revenue." Billed revenue generally includes all other customer account activity for Sprint PCS products and services in the Company's markets, which includes such activities billed to, attributed to or otherwise reflected in customers accounts. The Company is generally entitled to 100% of the proceeds from customers for equipment and accessories that it sells or leases and to 81.36% of fees for enhanced 911 and 6.36% of fees for wireless local number portability attributable to customers based in the Company's markets less applicable write-offs. The Company also is entitled to 100% of the universal service funds received from the Universal Service Administrative Company associated with customers in the Company's markets. Many Sprint PCS subscribers purchase nationwide pricing plans that allow roaming anywhere on Sprint PCS' and its affiliates' networks without incremental Sprint PCS roaming charges. However, the Company earns Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside the Company's markets enters its markets and uses its network. The Company earns revenue from Sprint PCS based on a per minute rate when Sprint PCS' or other Sprint PCS affiliates' subscribers travel on the Company's portion of the Sprint PCS network. Similarly, the Company pays the same rate for every minute the Company's subscribers use the Sprint PCS network outside the Company's markets. The roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements.

        The Company also recognizes roaming revenue and expense related to data usage from PCS Vision data services when wireless subscribers are using such services outside of their home territory.

The Company recognizes revenue when a wireless subscriber based outside of the Company's markets uses PCS Vision data services on the Company's network and the Company recognizes expense when its subscribers use such services on the Sprint PCS network or network of another PCS affiliate of Sprint outside of the Company's markets.

        Advertising and Promotion.    Sprint PCS is responsible for all national advertising and promotion of Sprint PCS products and services. The Company is responsible for advertising and promotion in the Company's markets.

        Program Requirements Including Technical and Customer Care Standards.    The Company must comply with Sprint PCS' program requirements for technical standards, customer service standards and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. The Company is required to build a network that meets minimum transport requirements established by Sprint PCS for links between its cell sites and switches. These requirements are measured in milliseconds. The Company is also required to have minimal loss and echo return loss on its telephone lines. The Company must meet substantially high network up-time percentage in excess of 95%. Sprint PCS can adjust the program requirements at its discretion, though the Company has protective rights under certain conditions to decline to implement program requirement changes that Sprint could impose that adversely affect the Company's business.

        Non-Competition.    The Company may not offer Sprint PCS products and services outside the Company's markets.

        Inability to Use Non-Sprint PCS Brands.    The Company may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products on a non-branded, "private label" basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the trademark and service license agreements.

        Rights of First Refusal.    Sprint PCS has certain rights of first refusal to buy the Company's assets upon a proposed sale.

        Most Favored Nation Cause.    The Company generally has the right to amend the management agreement and services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and a PCS affiliate of Sprint similarly situated to the Company (defined as having at least 3.0 million POPs) if, prior to December 31, 2006, Sprint amends the terms of any of those agreements of such similarly situated PCS affiliate of Sprint. This right is only effective, however, if the Company agrees to accept all the terms and conditions set forth in the other agreements and is subject to specified restrictions on its applicability.

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

        The trademark and service mark license agreements with Sprint and Sprint PCS provide the Company with non-transferable, royalty free licenses to use the Sprint brand name, the "diamond" symbol and several other trademarks and service marks. The Company's use of the licensed marks is subject to adherence to quality standards determined by Sprint and Sprint PCS. Sprint and Sprint PCS can terminate the trademark and service mark license agreements if the Company files for bankruptcy, materially breaches the agreement or if the management agreement is terminated.

        In September 2003, the Company recorded a one-time adjustment to reduce operating expenses by approximately $3.2 million relating to the resolution of more than $7.5 million of previously disputed charges with Sprint PCS for which the Company had fully reserved the amounts under dispute. The adjustment reduced cost of service and operations expense by approximately $3.2 million and the Company paid Sprint PCS approximately $4.3 million in conjunction with other previously disputed charges in November 2003. In addition, in the fourth quarter of 2003, the Company recorded a $1.3 million adjustment to reduce operating expenses when it transitioned from the "collected revenue" to the "billed revenue" method for reconciling amounts due to the Company for accounts receivable.

5.     PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31, 2003	December 31, 2002
	(In Thousands)
Network equipment	$330,738	$310,709
Vehicles	1,381	1,268
Furniture and office equipment	4,727	4,024
Computer equipment and software	7,687	6,831
Leasehold improvements	4,196	3,727
Land	130	130
Buildings	4,670	4,670

	353,529	331,359
Accumulated depreciation	(93,973)	(55,771)

Property and equipment, net	$259,556	$275,588

        Depreciation expense was approximately $39.7 million, $34.4 million and $19.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        During the fourth quarter of 2003, the Company consummated a definitive sale and lease-back agreement for the sale of wireless communication tower sites that the Company owned located in the central valley of California and the lease-back of space on those sites. The Company received approximately $10.5 million, net of transaction costs, for the sale of 98 towers and related assets and completed the assignment of various leases of the ground space on which the towers were situated and co-location leases for third-party wireless providers who leased space on certain of the towers sold. The Company agreed to escrow an amount equal to 10% of the purchase price for indemnification claims that may arise during a one-year period following the closing and that are resolved in the purchaser's favor. This escrowed amount is included in restricted cash in the consolidated balance sheet as of December 31, 2003. The sale and lease-back resulted in a gain of approximately $5.3 million, which has been deferred and will be amortized as a reduction of the rental expense incurred under the related tower site leases over the lives of such leases. The initial term of the lease agreement is for ten years with an option to renew up to three additional five-year terms.

        In November 2003, the Company entered into an agreement to systematically replace many of the Company's existing minicell base stations with an equivalent quantity of current generation multi-carrier capable base stations, or modcells. As of the date of the agreement, the estimated useful life of each existing minicell base station has been reduced to reflect the remaining number of months such assets will be in use prior to conversion, thereby accelerating depreciation expense. The impact of this change increased depreciation expense by approximately $1.6 million in 2003, and is estimated to increase depreciation expense by approximately $5.0 million in 2004 and approximately $0.7 million in 2005.

6.     ACCRUED EXPENSES

        As of December 31, 2003 and 2002, accrued expenses consisted of the following accruals:

	December 31, 2003	December 31, 2002
	(In Thousands)
Fees and expenses payable to Sprint	$10,427	$15,226
Agent compensation	2,387	1,383
Use taxes payable	1,614	2,742
Other	2,163	4,330

Accrued expenses	$16,591	$23,681

7.     LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS AND DEBT RETIREMENTS

        Long-term debt and capital lease obligations outstanding as of December 31, 2003 and 2002 were as follows:

	December 31, 2003	December 31, 2002
	(In Thousands)
Senior secured credit facility	$230,000	$245,000
Building mortgage and other long-term liabilities	3,453	3,653
Capital lease obligations	81	564
14% senior subordinated discount notes	100,380	300,000
Less: discount	(16,050)	(79,865)
Less: additional discount for detachable warrants	(3,364)	(11,631)
14% senior discount notes	48,180	—
Less: discount	(7,691)	—
14% Series B senior discount notes	14,515	—
Less: discount	(2,318)	—
Less: additional discount for detachable warrants	(3,730)	—

Subtotal	363,456	457,721
Future cash flows associated with 14% senior discount notes for interest and other	41,417	—

Total long-term debt and capital lease obligations	404,873	457,721
Less: current maturities	8,209	683

Total long-term debt and capital lease obligations, excluding current maturities	$396,664	$457,038

Senior Secured Credit Facility

        On March 31, 2000, Operating Company entered into a $250.0 million senior secured credit facility with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto, which was guaranteed by UbiquiTel. The credit facility consisted of a revolving loan of up to $55.0 million, a term loan A of $120.0 million and a term loan B of $75.0 million. The Company's obligations under the credit facility are secured by all of the Company's assets. On March 1, 2001, Operating Company and Paribas and the other lenders under the senior secured credit facility entered into a second amendment and consent to the credit agreement, whereby the lenders increased the $250.0 million credit facility by $50.0 million to $300.0 million, and approved UbiquiTel's acquisition of VIA Wireless. (See Note 16 for a description of the VIA Wireless acquisition.) The additional borrowing increased the term loan B to $125.0 million. Operating Company fully drew down the term loans according to a mandatory draw down schedule during the years ended December 31, 2002, 2001 and 2000. As described below, the credit facility was reduced to $280.0 million in February 2003. The unused revolving line of credit was further reduced to approximately $47.7 million in the third quarter of 2003. In conjunction with the closing of the facility in March 2000, the increase of the facility in March 2001, an amendment executed in July 2002 and an amendment executed in February 2003, Operating Company incurred financing fees of approximately $11.6 million which are being amortized over the term of the credit facility.

        As of December 31, 2003, the Company had $230.0 million aggregate principal amount of outstanding term loans under the senior secured credit facility, including the term loan A of $112.7 million and the term loan B of $117.3 million. The revolving loan and term loan A will mature in October 2007 and the term loan B will mature in October 2008. The term loans A and B are required to be repaid beginning in June 2004 in fourteen and eighteen consecutive quarterly installments, respectively. The amount of each of the quarterly consecutive installments increases incrementally in accordance with the credit agreement. The amount that can be borrowed and outstanding under the revolving loan reduces in seven quarterly reductions beginning in December 2005. Effective March 1, 2003, Operating Company can voluntarily prepay the term loans without a prepayment premium.

        Operating Company may borrow funds as either a base rate loan with an interest rate of prime plus 2.00% for the revolving loan and term loan A and prime plus 2.50% for term loan B or a Eurodollar Loan with an interest rate of the London interbank offered rate, commonly referred to as LIBOR, plus 3.25% for the revolving loan and term loan A and LIBOR plus 4.25% for term loan B. In addition, an unused credit facility fee of 0.75% will be charged quarterly on the average unused portion of the facility. The interest rates for the senior secured credit facility ranged from 4.4% to 5.5% during the year ended December 31, 2003.

        On January 23, 2004, the Company reached an agreement with its senior lending group to amend the senior secured credit facility to eliminate certain "stage one" covenants, including minimum subscribers effective as of December 31, 2003, minimum revenues and minimum adjusted cash balances (each as defined in the credit agreement), and to modify certain financial covenants and ratios and their applicable measurement periods, including minimum consolidated EBITDA beginning in the first quarter of 2004, fixed charge coverage ratio beginning in the first quarter of 2005 and interest coverage ratio beginning in the first quarter of 2004 (each as defined in the credit agreement), and leverage ratios, including consolidated indebtedness to consolidated EBITDA beginning in the first quarter of 2004 and consolidated senior indebtedness to consolidated EBITDA beginning in the first quarter of 2004 (each as defined in the credit agreement), to reflect the impact of changes in the Company's business. The Company also must comply with restrictive covenants and must achieve other financial ratios including consolidated indebtedness to adjusted consolidated EBITDA and consolidated senior indebtedness to adjusted consolidated EBITDA beginning in the third quarter of 2002 (each as defined in the credit agreement), as well as complying with minimum network coverage levels and maximum capital spending limits. Operating Company incurred financing fees of approximately $0.4 million in connection with the amendment which are being amortized over the term of the credit facility. The Company presently is in compliance with all financial and operational covenants associated with the senior secured credit facility.

Building Mortgage and Other

        The Company has a mortgage relating to a building and land with a balance of approximately $3.5 million at December 31, 2003. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000. The mortgage is due to be repaid in full by April 2015.

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

Notes

        In April 2000, Operating Company issued 14% senior subordinated discount notes due April 15, 2010 (the "14% Subordinated Notes") with a maturity value of $300.0 million and warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share under Section 4(2) of the Securities Act of 1933. In August 2000, the 14% Subordinated Notes and warrants were registered with the Securities and Exchange Commission. The 14% Subordinated Notes were issued at a discount and generated approximately $152.3 million in gross proceeds. The value assigned from the proceeds to the warrants was approximately $15.9 million. The 14% Subordinated Notes have a ten-year maturity and will accrete in value until April 15, 2005 at an interest rate of 14%. Interest will become payable semiannually beginning on October 15, 2005. The 14% Subordinated Notes are redeemable on or after April 15, 2005.

        The indenture governing the 14% Subordinated Notes contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons. The indenture governing the 14% Subordinated Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy.

        In February 2003, Operating Company consummated certain transactions which reduced its long-term debt outstanding and related future minimum annual principal payments due under the senior secured credit facility and the 14% Subordinated Notes. Operating Company consummated a private placement exchange of $48.2 million aggregate principal amount of its new 14% senior discount notes due May 15, 2010 ("14% Senior Notes") and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% Subordinated Notes. Additionally, Operating Company consummated a related new financing, in a private placement offering, of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 ("14% Series B Senior Notes") in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the new financing, the Company issued detachable warrants to purchase up to approximately 9.6 million shares of UbiquiTel's common stock at an exercise price of $0.01 per share. Three directors of UbiquiTel or their affiliates participated in the private placement offering for consideration of approximately $3.3 million, and were issued approximately $4.4 million aggregate principal amount of 14% Series B Senior Notes and approximately 3.3 million detachable warrants, which became exercisable upon shareholder approval on May 16, 2003 in accordance with Nasdaq Marketplace Rule 4350(i)(1)(A). The Company wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the 14% Subordinated Notes and the Company incurred estimated fees and expenses of approximately $3.7 million in connection with the issuance of the 14% Senior Notes, which reduced the gain resulting from the private placement exchange, and the Company incurred estimated expenses of approximately $0.3 million in connection with the issuance of the 14% Series B Senior Notes. The Company recognized a gain of $39.0 million as a result of the private placement exchange.

        As a condition to these transactions, Operating Company's senior lenders required Operating Company to prepay $15.0 million of its outstanding term loans under its senior secured credit facility, thereby reducing the outstanding term loans under the senior secured credit facility to $230.0 million. In addition, the $55.0 million unused revolving line of credit was permanently reduced by $5.0 million to $50.0 million, which was further reduced to $47.7 million during the third quarter of 2003.

        The Company followed the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and EITF Issue No. 02-04, "Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15," in recording the private placement exchange transaction. These provisions require that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest) specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on the Company's balance sheet as long-term liabilities and were valued at $81.9 million as of the transaction date. As a result, no interest expense related to the 14% Senior Notes will be recognized in future periods.

        The following table presents the gain recognized in the private placement exchange transaction in 2003 (in thousands, except per share data):

Principal amount of 14% subordinated notes exchanged	$192,720
Unamortized discount on 14% subordinated notes	(48,214)
Unamortized discount for detachable warrants	(7,306)
Unamortized deferred financing costs	(2,859)

Carrying value of debt exchanged	134,341
Maximum future cash principal payments for 14% senior notes issued	(48,180)
Maximum future cash interest payments for 14% senior notes issued	(33,726)
Cash payments for amount of debt exchanged	(9,636)
Direct expenses of exchange transaction	(3,674)

Aggregate gain from exchange transaction	$39,125

Aggregate gain per share—Basic and Diluted	$0.45

        As a result of these transactions, the Company reduced overall debt by approximately $146.7 million aggregate principal amount ($113.8 million aggregate accreted value) and annual cash interest requirements by approximately $9.7 million in 2005 and approximately $19.3 million beginning in 2006, providing cumulative savings of approximately $243.0 million.

        The 14% Senior Notes have substantially the same terms as the 14% Subordinated Notes, except they rank senior in right of payment to the 14% Subordinated Notes, they mature on May 15, 2010, thirty days after the maturity of the 14% Subordinated Notes, and they are not subject to the blocking rights of Operating Company's senior lenders in the event of default with respect to the debt under Operating Company's senior secured credit facility. Like the 14% Subordinated Notes, the 14% Senior Notes will accrete in value until April 15, 2005 and interest thereon will become payable semiannually beginning on October 15, 2005. The 14% Senior Notes are redeemable on or after April 15, 2005 and are governed by an indenture substantially the same as the indenture governing the 14% Subordinated Notes, except that the indenture for the 14% Senior Notes contains, among other things, a "basket" permitting up to $10 million of restricted payments.

        The 14% Series B Senior Notes rank pari passu in right of payment to the 14% Senior Notes and senior to the 14% Subordinated Notes and contain customary covenants and terms. The 14% Series B Senior Notes mature in 2008 and, like the 14% Senior Notes, are not subject to the blocking rights of Operating Company's senior lenders in the event of default with respect to the debt under Operating Company's senior secured credit facility. Like the 14% Subordinated Notes and 14% Senior Notes, the 14% Series B Senior Notes will accrete in value until April 15, 2005 and interest thereon will become payable semiannually beginning on October 15, 2005. The 14% Series B Senior Notes are redeemable.

        UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the 14% Subordinated Notes, the 14% Senior Notes and the 14% Series B Senior Notes. UbiquiTel has no independent assets or operations separate from its investment in Operating Company.

        The Company presently is in compliance with all financial and operational covenants associated with the 14% Subordinated Notes, the 14% Senior Notes and the 14% Series B Senior Notes.

        Additionally, in a series of transactions during 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of 14% Subordinated Notes, and Operating Company issued approximately $1.7 million aggregate principal amount of additional 14% Series B Senior Notes. Under these private placement sales, the Company issued detachable warrants to purchase up to approximately 1.3 million shares of UbiquiTel's common stock at an exercise price of $0.01 per share. Three directors of UbiquiTel or their affiliates participated in the private placement sales for aggregate consideration of approximately $0.4 million, and were issued approximately $0.6 million aggregate principal amount of 14% Series B Senior Notes and approximately 0.4 million detachable warrants. In connection with these transactions, the Company wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized debt discount for detachable warrants related to the original issuance of the 14% Subordinated Notes, which reduced the gain resulting from the open market purchases. The Company recorded a gain of approximately $3.9 million during 2003. During 2003, the holders exercised all of the warrants issued in connection with the issuance of the 14% Series B Senior Notes, and UbiquiTel issued 10,913,607 shares of its common stock in the aggregate upon the exercises.

        The Company may from time to time purchase outstanding 14% Subordinated Notes and 14% Senior Notes in the open market, in privately negotiated transactions or otherwise in accordance with its debt instruments and applicable law.

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

        Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years at December 31, 2003 and thereafter are as follows:

Years Ending December 31,	(In Thousands)
2004	$8,209
2005	14,304
2006	50,697
2007	57,168
2008	115,414
Thereafter	150,817

Total future long-term debt payments	$396,609

8.     STOCKHOLDERS' EQUITY

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

Warrants

        At December 31, 2003, the Company had outstanding warrants to purchase an aggregate of 3,665,183 shares of common stock, including warrants to purchase 3,579,000 shares issued in connection with the 14% Subordinated Notes. These warrants, which were detachable, have been exercisable at any time after April 15, 2001 at $11.37 per share and have a ten-year life. Warrants to purchase 86,183 shares of common stock at an exercise price of $8.00 per share were issued to Credit Suisse First Boston Corporation in connection with the 14% Subordinated Notes offering and have been exercisable since June 13, 2001 and expire June 12, 2005.

        Warrants to purchase 1,148,804 shares of common stock exercisable at $0.005 per share were issued to Paribas in connection with a 1999 credit facility agreement. Paribas exercised these warrants in May 2001 on a cashless basis and received 1,147,861 shares of common stock (net of 943 shares surrendered as payment of the exercise price). The Company's accounting for the warrants issued to Paribas was, at the time of issuance, based on the fair market value of the warrants of approximately $0.6 million and was determined by using the Black-Scholes model with the following assumptions: risk free interest rate of 6.4%, expected dividend yield of 0%, expected life of five years and expected volatility of 70%.

        In connection with the private placement issuances of 14% Series B Senior Notes in 2003 discussed in Note 7, the Company issued detachable warrants to purchase approximately 10.9 million shares of common stock at an exercise price of $0.01 per share, all of which were exercised for cash during 2003.

9.     STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

        The Company commenced an Employee Stock Purchase Plan (the "ESP Plan") on April 15, 2002. Under the terms of the ESP Plan, during any calendar year there were four quarterly offering periods beginning January 1st, April 1st, July 1st and October 1st, during which eligible employees could participate. The purchase price is the lower of 85% of the fair market value of the common stock on the first trading day of the offering period or 85% of the fair market value of the common stock on the last trading day of the offering period. The Company issued 315,383 shares of common stock at an average per share price of approximately $0.35 in 2002 and 158,686 shares of common stock at a per share price of $0.204 in 2003.

        On October 29, 2002, UbiquiTel's board of directors approved amendments to the ESP Plan, which among other items, authorized the suspension of the ESP Plan, which suspension became effective with the offering period beginning January 1, 2003. The ESP Plan was resumed effective January 1, 2004.

Stock Option Plan

        On November 29, 1999, the Company entered into an employment agreement with its chief executive officer. Under the employment agreement, the Company granted non-qualified options for 2,550,000 shares of common stock at a purchase price of $0.50 per share which the Company believes was the fair market value of the stock at that time. The options vested in three equal installments over a period of three years.

        In January 2000, the board of directors and shareholders of the Company approved the 2000 Equity Incentive Plan. In 2001, the Company's board of directors and shareholders approved the Amended and Restated 2000 Equity Incentive Plan (the "Equity Incentive Plan"). The purpose of the Equity Incentive Plan is to attract, retain and reward key employees, consultants and non-employee directors. A committee consisting of non-employee members from the board of directors administers the Equity Incentive Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Equity Incentive Plan, including directors. The Equity Incentive Plan authorizes up to 7,500,000 shares of common stock for issuance and does not include awards paid in cash. Stock options are normally granted with an exercise price equal to the fair value of the common stock on the date of grant.

        In January 2000, the Company issued 260,000 options with an exercise price that was approximately $7.50 less per share than the fair market value of the common stock on the date of grant. The Company recognized compensation expense over the 48-month vesting period for these options. The deferred compensation expense was fully amortized as of December 31, 2003. During the years ended December 31, 2003, 2002 and 2001, the Company amortized $0.2 million, $0.4 million and $0.4 million of this expense, respectively.

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

        The following is a summary of the options granted and outstanding at December 31, 2003, 2002 and 2001, respectively:

	December 31, 2003		December 31, 2002		December 31, 2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	5,335,800	$1.57	4,611,000	$2.72	4,233,500	$2.19
Granted	1,512,500	1.51	1,080,000	1.83	447,500	6.93
Exercised	(75,000)	0.50	—	—	(25,000)	0.50
Forfeited	(135,425)	2.54	(355,200)	3.52	(45,000)	0.50

Outstanding at end of year	6,637,875	$1.55	5,335,800	$1.57	4,611,000	$2.72

Options exercisable at end of year	4,238,934	$1.36	3,644,776	$1.17	2,337,542	$1.68
Weighted average fair value of options granted during year		$1.04		$1.83		$7.45

        The following table summarizes information about stock options outstanding at December 31, 2003:

Range of Exercise Prices	Options Outstanding at December 31, 2003	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Options Exercisable at December 31, 2003	Weighted-Average Exercise Price
$0.50 - $0.62	3,030,000	$0.50	5.8 years	2,993,750	$0.50
$1.14 - $1.86	2,390,200	1.63	9.1 years	315,625	1.71
$4.00	1,217,675	4.00	6.8 years	929,559	4.00

10.   INCOME TAXES

        The income tax expense of approximately $766,000 for the year ended December 31, 2003 is comprised of deferred income tax expense of $793,000, net of an income tax refund of approximately $27,000. The increase in deferred income tax liabilities resulted from an income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes. As goodwill can only be reduced and charged against accounting income if an impairment of goodwill exists or if the related business were to be disposed of, the reversal of this deferred income tax liability cannot be expected to occur in a similar period to deferred tax assets. The income tax expense for the year ended December 31, 2002 is comprised of a deferred income tax benefit of approximately $3.1 million and a current federal income tax benefit of approximately $8.8 million resulting from our ability to carry back 2002 net operating losses from our former wholly owned VIA Holding subsidiary to realize a federal income tax refund.

        As of December 31, 2003, the Company had consolidated net operating loss carryforwards for federal and state income tax purposes totaling approximately $186.0 million, which will carry forward to future years. The net operating loss carryforwards will begin to expire in 2020 and may be limited due to changes in ownership in accordance with Internal Revenue Service guidelines.

        Income tax expense (benefit) for the years ended December 31, 2003, 2002 and 2001 differed from the amount computed by applying the statutory federal income tax rate of 34% to the loss recorded as a result of the following:

	Year Ended December 31,
	2003	2002	2001
	(In Thousands)
Computed "expected" tax (benefit) expense	$(2,450)	$(43,966)	$(36,601)
State tax benefit, net of federal benefit	(2,308)	(1,579)	(2,523)
14% subordinated notes interest	813	1,092	954
Change in valuation allowance	(668)	32,328	(16,557)
Debt retirements	5,359	—	—
Net adjustment for pre-acquisition VIA Wireless income allocation	—	—	(345)
Tax gain on sale of PCS licenses	—	—	13,629
Purchase accounting-VIA Wireless acquisition	—	—	37,466
Other	20	198	3,977

Total income tax (benefit) expense	$766	$(11,927)	$0

        The Company's net deferred tax asset consisted of the following amounts of deferred tax assets and liabilities as of December 31, 2003 and 2002:

	December 31,
	2003	2002
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,095	$1,704
Start-up/organizational costs	195	428
Non-cash compensation	563	507
Deferred activation	2,371	2,572
Accumulated amortization	4,620	581
14% subordinated notes interest	23,603	24,316
Net operating losses	71,449	62,125
Deferred gain on sale of towers	2,000	—
State tax credits	1,409	—
Other	132	81

Total deferred tax assets	$107,437	$92,314

Deferred tax liabilities:
Accumulated depreciation	$31,074	$19,611
Purchase accounting	42,332	39,036
Deferred expenses	2,371	977
Goodwill amortization	793	—
Other		362

Total deferred tax liability	76,570	59,986

Subtotal	30,867	32,328
Valuation allowance	(31,660)	(32,328)

Net deferred tax asset (liability)	$(793)	$0

        As of December 31, 2003 and 2002, the Company's deferred income tax assets exceeded its deferred income tax liabilities. It is expected that deferred income tax assets will either expire unused or give rise to future tax deductions that will be available to offset the future taxable income arising from the reversal of the deferred income tax liabilities, except for the liability arising from goodwill amortization. As a result, a full valuation allowance was recorded as of December 31, 2003 and 2002 against all deferred income tax assets that are not offset by anticipated reversals of deferred income tax liabilities.

11.   COMMITMENTS

Leases

        The Company is obligated under operating leases for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment. The Company recognizes rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company considers the lease term to include the renewal periods of any lease that could cause a significant economic detriment to the Company if such lease renewal option is not exercised. Future minimum annual lease payments under these operating leases for the next five years at December 31, 2003 and thereafter are as follows:

Years ending December 31:	(In Thousands)
2004	$18,116
2005	15,982
2006	10,021
2007	7,769
2008	6,005
Thereafter	20,146

Total future minimum lease payments	$78,039

        Rental expense for operating leases was approximately $16.9 million, $15.7 million and $12.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Purchase Obligation

        In November 2003, Operating Company entered into an agreement with a third party to systematically replace many of the Company's existing minicell base stations with an equivalent quantity of current generation multi-carrier capable base stations, or modcells. Under this agreement, all existing equipment will be deinstalled and the new equipment will be installed in the same locations and will include significantly upgraded technology. Operating Company is committed to convert 285 base stations during the years 2004 through 2006 at prices fixed in the agreement. The minimum annual payments required under this agreement for such years are approximately $2.8 million in 2004, $4.2 million in 2005 and $6.0 million in 2006.

Employment Agreements

        In November 2002, the Company entered into a new employment agreement with its chief executive officer. The employment agreement is for a three-year term and provides for an annual base salary of approximately $231,500, with a guaranteed minimum annual increase of 5% over the next two years. In addition to his base salary, the chief executive officer is eligible to receive bonuses in such amounts and at such times as determined by the disinterested members of the board of directors. The employment agreement provides that the chief executive officer's employment may be terminated by the Company with or without cause, as defined in the agreement, at any time or by the chief executive officer for any reason at any time upon thirty days' written notice to the Company. If the Company terminates the employment of the executive without cause, or if the executive terminates employment for good reason, as defined in the agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive a single lump sum payment in cash equal to one year's gross salary, plus all outstanding unreimbursed expenses. Following termination for a period of one year, the Company is required to maintain for the executive health, life insurance, long-term disability, dental and medical programs specified in the employment agreement. If the Company is required to make such payment within 24 months of a change of control (as defined in the employment agreement) or the executive is terminated without cause or terminates for good reason (each as defined in the employment agreement) due to, and within six months prior to, a change of control, the executive would be entitled to receive a lump sum cash payment (in lieu of any other payments), within 30 days of termination, equal to 2.99 times of the executive's annual gross salary and bonus for the year in which the change of control occurs or the immediately preceding year, whichever is higher. The executive would be entitled to health, life insurance, long-term disability, dental and medical program benefits for him and his family for the greater of 12 months or the remainder of the term as if his employment had not been terminated.

        In November 2003, the Company entered into employment agreements with two executive officers, including its chief financial officer and its vice president and general counsel. The employment agreements provide that the executive officer's employment may be terminated by the Company with or without cause, as defined in the agreement, at any time or by the executive officer for any reason at any time upon thirty days' written notice to the Company. If the Company terminates the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive officer a single lump sum payment in cash equal to the total of one year's gross salary and the amount of the executive officer's bonus for the fiscal year preceding the year in which the termination occurs, plus all outstanding unreimbursed expenses. If the Company is required to make such payment within 24 months of a change of control (as defined in the employment agreement) or the executive officer is terminated without cause or terminates for good reason (each as defined in the employment agreement) due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from the Company or the Company's successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to two times the executive officer's gross salary, excluding bonus, for the twelve-month period preceding the date of termination, plus all outstanding unreimbursed expenses, and the executive officer's outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer's employment is terminated or the termination date in the applicable stock option agreement. Following a termination by the Company or its successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, the Company is required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled.

12.   DEFERRED FINANCING COSTS

        In March 2000, the Company replaced a 1999 credit facility with the $250.0 million senior secured credit facility. Costs to secure the facility of approximately $7.1 million were included in deferred financing and are being amortized over the term of the facility.

        In April 2000, the Company issued $300.0 million principal amount of 14% Subordinated Notes, and an amount of $6.3 million was incurred on the issuance.

        In March 2001, the Company increased its senior secured credit facility from $250.0 million to $300.0 million. An amount of approximately $2.8 million was incurred in connection with the increase in the facility, and is being amortized over the term of the facility.

        In July 2002, the Company amended its senior secured credit facility to modify certain covenants. An amount of approximately $1.2 million was incurred in connection with the amendment, and is being amortized over the term of the facility.

        In connection with the debt-for-debt exchange in February 2003, the Company wrote off certain deferred financing costs associated with the issuance of the 14% Subordinated Notes and incurred costs which reduced the gain resulting from the exchange. In addition, the Company incurred costs of approximately $0.3 million in connection with the issuances of 14% Series B Senior Notes in the first and second quarters of 2003.

        In February 2003, the Company amended its senior secured credit facility in connection with its debt-for-debt exchange and incurred financing fees of approximately $0.6 million which are being amortized over the term of the facility.

        In January 2004, the Company amended its senior secured credit facility to modify certain covenants. An amount of approximately $0.4 million was incurred in connection with the amendment and will be amortized over the term of the facility.

        Amortization of deferred financing charges amounted to approximately $1.8 million, $1.9 million and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, and was included in interest expense.

        If the offering described in Note 18 (Subsequent Events) is completed, the repayment of the senior secured credit facility in connection with the offering would result in a write-off of unamortized deferred financing charges, which were approximately $7.2 million as of December 31, 2003. In addition, the redemption of the 14% Series B Senior Notes in connection with the offering would result in a write-off of unamortized debt issuance costs and unamortized debt discount for detachable warrants, which were approximately $0.3 million and approximately $3.7 million as of December 31, 2003, respectively.

13.   RELATED PARTY TRANSACTIONS

        On September 24, 1999, the Company entered into an agreement with an affiliate of a shareholder, LCC International, Inc., which provided radio base station network design and optimization and site acquisition services to the Company in connection with the Company's network build-out. For the year ended December 31, 2001, the Company incurred costs of approximately $13.2 million from LCC for network design and optimization and site acquisition expenses incurred during the year.

        On October 28, 1999, the Company entered into an agreement with a shareholder, SpectraSite Communications Inc., that owns and operates communications towers. For the year ended December 31, 2001, the Company incurred costs of approximately $16.1 million from SpectraSite for capital expenditures and lease expenses incurred during the year. In addition, SpectraSite owed the Company approximately $1.2 million as of December 31, 2001. The amount was paid by SpectraSite in 2002.

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

        Effective February 20, 2002, UbiquiTel's board of directors approved an approximate $2.6 million short-term demand loan to the Company's chief executive officer. The loan was repaid in full on March 12, 2002 with accrued interest of approximately $7,000.

        As described in Note 7, three directors of UbiquiTel or their affiliates participated in the Company's private placement offerings of 14% Series B Senior Notes and warrants in the first and second quarters of 2003.

14.   LITIGATION

        UbiquiTel is not a party to any pending legal proceedings that management believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

15.   WHOLLY OWNED OPERATING SUBSIDIARY

        UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the 14% Subordinated Notes, the 14% Senior Notes and the 14% Series B Senior Notes (see Note 7). If the offering by Operating Company of $270.0 million in aggregate principal amount of senior notes due 2011 described in Note 18 (Subsequent Events) is completed, UbiquiTel will fully and unconditionally guarantee Operating Company's obligations under its senior notes due 2011. UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

16.   ACQUISITION OF VIA WIRELESS LLC

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

        The acquisition of VIA Wireless has been accounted for as a purchase and accordingly the results of VIA Wireless have been included in the consolidated financial statements of the Company from the date of acquisition. VIA Wireless was merged into Operating Company in 2003. The following unaudited pro forma financial information assumes the acquisition had occurred as of January 1, 2001:

Year Ended December 31, 2001
(In Thousands, Except Per Share Data)
Total revenues	$125,323
Net loss applicable to common stockholders	$(134,976)
Net loss per common share, basic and diluted	$(1.91)

        The pro forma information is not necessarily indicative of the results that would have been reported had such acquisition actually occurred on the date specified, nor is it intended to project the Company's results of operations or financial position for any future period.

17.   SUPPLEMENTARY FINANCIAL INFORMATION

        UbiquiTel's selected quarterly financial results of operations (unaudited) for each quarter in the years ended December 31, 2003 and 2002 were as follows:

	Quarter Ended
	March 31,	June 30,		September 30,	December 31,
	(In Thousands, Except Per Share Amounts)
2003
Total revenues	$58,483	$66,046		$72,793	$75,944
Operating loss	(12,916)	(5,468)		38 (3)	(1,451	)(4)
Net income (loss)	16,201 (1)	(8,903	)(2)	(7,005)	(8,406)
Net income (loss) per share:
Basic	$0.20	$(0.11)		$(0.08)	$(0.09)
Diluted	$0.18	$(0.11)		$(0.08)	$(0.09)
2002
Total revenues	$46,085	$53,604		$61,006	$60,110
Operating loss	(22,135)	(23,235)		(22,059)	(17,739)
Net loss	(29,745)	(31,073)		(30,482)	(26,086)
Basic and diluted net loss per share	$(0.37)	$(0.38)		$(0.38)	$(0.32)

        The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

(1)
Includes gain on debt retirement of approximately $39.0 million recognized in connection with the Company's debt-for-debt exchange.

(2)
Includes gain on debt retirement of approximately $3.9 million in connection with the Company's open market purchases of 14% Subordinated Notes.

(3)
In conjunction with the amendments to our Sprint PCS agreements, the Company resolved all previously disputed charges between us and Sprint. As a result, the Company recorded a one-time adjustment to reduce operating expenses by approximately $3.2 million.

(4)
Includes a $1.3 million reduction in operating expenses related to the transition from the "collected revenue" to the "billed revenue" method with Sprint for reconciling amounts due to the Company for accounts receivable and a $1.6 million increase in depreciation expense related to the reduction of the estimated useful lives of certain minicell base stations.

18.   SUBSEQUENT EVENTS

        The Company announced on February 13, 2004 that its operating subsidiary, Operating Company, has priced an offering of $270.0 million in aggregate principal amount of its senior notes due 2011 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The senior notes will be issued at a price of 98.26% and pay interest semi-annually at an annual rate of 9.875%. If issued, UbiquiTel will fully and unconditionally guarantee Operating Company's obligations under the senior notes due 2011. Operating Company intends to complete the offering on or about February 23, 2004. No assurance can be given as of the date of the filing of this Annual Report on Form 10-K that the offering will be completed, and the completion of the offering is subject to customary conditions. If Operating Company completes the offering, the net proceeds will be used to repay and terminate its senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of the $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B senior discount notes due 2008 ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.0 million principal value of its outstanding 14% senior discount notes due 2010 for $15.2 million.

EXHIBIT INDEX

Exhibit Number	Description
10.45	Eighth Amendment to Credit Agreement dated as of January 23, 2004 among UbiquiTel Inc., UbiquiTel Operating Company, the financial institutions party thereto from time to time and BNP Paribas as agent.
10.46	Employment Agreement dated as of November 19, 2003 by and between UbiquiTel Inc. and James J. Volk.
10.47	Employment Agreement dated as of November 19, 2003 by and between UbiquiTel Inc. and Patricia E. Knese.
21.1	Subsidiaries of UbiquiTel Inc.
23.1	Consent of PricewaterhouseCoopers LLP relating to UbiquiTel Inc.'s Registration Statements on Form S-3 (Registration No. 333-39956), Form S-3 (Registration No. 333-68082), Form S-8 (Registration No. 333-70148), Form S-8 (Registration No. 333-84852) and Form S-3 (Registration No. 333-104705) and to UbiquiTel Operating Company's Registration Statement on Form S-3 (Registration No. 333-106418).
24.1	Powers of Attorney (included on signature pages).
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

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
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
PART III
  ITEM 10. Directors and Executive Officers
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
POWER OF ATTORNEY
UBIQUITEL INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS
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