Form 10-Q
period 2004-03-31
UBIQUITEL INC
filed 2004-05-06
CIK 1108487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes ☒        No ☐

There were 92,688,044 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at May 6, 2004.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at May 6, 2004, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2004

Explanatory Note:

The Consolidated Financial Statements included herein are those of UbiquiTel Inc. (“UbiquiTel”).  The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 9.875% senior notes due 2011, 14% senior subordinated discount notes due 2010 and 14% senior discount notes due 2010 (collectively, the “Notes”).  UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the Notes.  UbiquiTel has no operations separate from its investment in Operating Company.  Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Notes 5 and 6 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “UbiquiTel” means, collectively UbiquiTel, Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	March 31, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,339	$57,225
Restricted cash	3,566	3,562
Accounts receivable, net of allowance for doubtful accounts of $2,438 at March 31, 2004 and $2,722 at December 31, 2003	20,770	19,614
Inventory	3,632	3,408
Prepaid expenses and other assets	17,714	15,848
Income tax receivable	217	217
Total current assets	99,238	99,874
PROPERTY AND EQUIPMENT, NET	254,720	259,556
CONSTRUCTION IN PROGRESS	5,113	5,045
DEFERRED FINANCING COSTS, NET	9,002	8,918
GOODWILL	38,138	38,138
OTHER INTANGIBLE ASSETS, NET	67,793	68,869
OTHER LONG-TERM ASSETS	2,938	3,004
Total assets	$476,942	$483,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$232	$8,209
Accounts payable	8,204	3,633
Book cash overdraft	—	5,671
Accrued expenses	18,616	16,591
Accrued compensation and benefits	1,464	3,978
Interest payable	2,740	1,563
Taxes payable	4,204	4,049
Deferred revenue	11,875	11,347
Other	4,524	4,110
Total current liabilities	51,859	59,151
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, EXCLUDING CURRENT MATURITIES	406,015	396,664
OTHER LONG-TERM LIABILITIES	9,406	9,369
Total long-term liabilities	415,421	406,033
Total liabilities	467,280	465,184
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2004 and December 31, 2003	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 92,579 shares issued and outstanding at March 31, 2004 and December 31, 2003	46	46
Additional paid-in-capital	299,955	299,955
Accumulated deficit	(290,339)	(281,781)
Total stockholders’ equity	9,662	18,220
Total liabilities and stockholders’ equity	$476,942	$483,404

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
REVENUES:
Service revenue	$77,438	$56,244
Equipment revenue	3,872	2,239
Total revenues	81,310	58,483
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	34,248	29,401
Cost of products sold	9,215	9,301
Selling and marketing	16,977	12,081
General and administrative expenses excluding non-cash compensation charges	9,240	7,474
Non-cash compensation for general and administrative matters	—	94
Depreciation, amortization and accretion	12,930	13,048
Total costs and expenses	82,610	71,399
OPERATING LOSS	(1,300)	(12,916)
INTEREST INCOME	135	193
INTEREST EXPENSE	(8,430)	(10,127)
GAIN ON DEBT RETIREMENTS	1,109	39,018
INCOME (LOSS) BEFORE INCOME TAXES	(8,486)	16,168
INCOME TAX BENEFIT (EXPENSE)	(72)	33
NET INCOME (LOSS)	$(8,558)	$16,201

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.09)	$0.20
DILUTED	$(0.09)	$0.18

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	92,579	81,541
DILUTED	92,579	90,891

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,558)	$16,201
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	410	488
Amortization of debt discount	303	366
Amortization of intangible assets	1,076	3,830
Depreciation and accretion	11,854	9,218
Interest accrued on discount notes	3,149	5,885
Non-cash compensation from stock options granted to employees	—	94
Deferred income taxes	72	—
Gain on sale of equipment	(58)	—
Gain on debt retirements	(1,109)	(39,018)
Interest earned on restricted cash balances	(4)	(6)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	(1,156)	5,884
Inventory	(224)	119
Prepaid expenses and other assets	(1,807)	348
Income tax receivable	—	(33)
Accounts payable and accrued expenses	5,232	696
Net cash provided by operating activities	9,180	4,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,941)	(4,645)
Net cash used in investing activities	(5,941)	(4,645)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under senior secured credit facility	(230,000)	(15,000)
Proceeds from issuance of 9.875% senior notes	265,302	—
Proceeds from issuance of 14% Series B senior discount notes	—	9,636
Cash payments for amount of 14% senior subordinated discount notes exchanged	—	(9,636)
Repayment of 14% Series B senior discount notes	(12,478)	—
Purchase of 14% senior discount notes	(15,872)	—
Financing costs	(8,296)	(3,500)
Change in book cash overdraft	(5,671)	—
Proceeds from issuance of common stock	—	32
Repayment of capital lease obligations and other long-term liabilities	(110)	(198)
Net cash used in financing activities	(7,125)	(18,666)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,886)	(19,239)
CASH AND CASH EQUIVALENTS, beginning of period	57,225	73,481
CASH AND CASH EQUIVALENTS, end of period	$53,339	$54,242
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,489	$3,388
Cash paid for taxes	8	228
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Non-cash portion of equipment acquisitions	$480	$—

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s interim results.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2003.

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

Stock-Based Compensation

At March 31, 2004, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan.  The employee stock purchase plan was suspended effective with the offering period beginning January 1, 2003 and resumed effective with the offering period beginning January 1, 2004. The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$(8,558)	$16,201
Add: stock-based employee compensation included in reported net income (loss), net of related tax	—	94
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(364)	(608)
Pro forma net income (loss)	$(8,922)	$15,687

Basic net income (loss) per share:
As reported	$(0.09)	$0.20
Pro forma	$(0.10)	$0.19

Diluted net income (loss) per share:
As reported	$(0.09)	$0.18
Pro forma	$(0.10)	$0.17

Other Intangible Assets

Other intangible assets were approximately $67.8 million and $68.9 million, net of accumulated amortization expense of approximately $11.3 million and $10.3 million as of March 31, 2004 and December 31, 2003, respectively.  Other intangible assets represent the estimated value of VIA Wireless’ Sprint PCS management agreement.  Amortization expense for other intangible assets was approximately $1.1 million for the three months ended March 31, 2004 and 2003.

Estimated future amortization expense of intangible assets for the next five years at March 31, 2004 is as follows:

Years Ending December 31,	(In Thousands)

2004	$3,228
2005	4,304
2006	4,304
2007	4,304
2008	4,304

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

In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company), whose sole member was The Walter Group, entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel

L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) (“Operating Company”), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, UbiquiTel amended its management agreement with Sprint PCS to expand its markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with UbiquiTel’s acquisition of VIA Wireless LLC, UbiquiTel amended its management agreement with Sprint PCS to expand its markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless BTAs including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California (also collectively referred to as the central valley of California market). On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, Operating Company amended its management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing its licensed resident population in its markets to approximately 10.0 million.

The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, UbiquiTel Operating Company and UbiquiTel Leasing Company. The Company operates under one segment.

3. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding.   In accordance with SFAS No. 128, incremental potential common shares from stock options and warrants are excluded in the calculation of diluted loss per share when the effect would be antidilutive.  Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the three months ended March 31, 2004.

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$(8,558)	$16,201
Average common shares outstanding	92,579	81,541
Basic	$(0.09)	$0.20

Diluted
Net income (loss)	$(8,558)	$16,201
Average common shares outstanding	92,579	81,541
Effect of:
Dilutive options	—	—
Dilutive securities	—	9,350
Average common shares outstanding assuming dilution	92,579	90,891
Diluted	$(0.09)	$0.18

The following table summarizes the securities outstanding, which are excluded from the income (loss) per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended March 31,
	2004	2003
Stock options	6,506,200	5,335,800
Warrants	3,665,183	13,301,183
Total	10,171,383	18,636,983

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

March 31, 2004

December 31, 2003

	(In Thousands)
Network equipment	$337,020	$330,738
Vehicles	1,381	1,381
Furniture and office equipment	4,760	4,727
Computer equipment and software	7,803	7,687
Leasehold improvements	4,196	4,196
Land	130	130
Buildings	4,670	4,670
	359,960	353,529
Accumulated depreciation	(105,240)	(93,973)
Property and equipment, net	$254,720	$259,556

Depreciation expense was approximately $11.8 million and $9.2 million for the three months ended March 31, 2004 and 2003, respectively.

In the fourth quarter of 2003, the Company entered into an agreement to systematically replace many of the Company’s existing minicell base stations with an equivalent quantity of current generation multi-carrier capable base stations, or modcells. As of the date of the agreement, the estimated useful life of each existing minicell base station was reduced to reflect the remaining number of months such assets will be in use prior to conversion, thereby accelerating depreciation expense. The impact of this change increased depreciation expense by approximately $2.3 million for the three months ended March 31, 2004, and is estimated to increase depreciation expense by approximately $5.0 million and $0.7 million for the years ending December 31, 2004 and 2005, respectively. Under this agreement, all existing equipment will be deinstalled and the new equipment will be installed in the same locations and will include significantly upgraded technology. The Company is committed to convert 285 base stations during the years 2004 through 2006 at prices fixed in the agreement. The minimum annual cash payments required under this agreement are approximately $3.0 million, $4.6 million and $4.9 million for the years ending December 31, 2004, 2005 and 2006, respectively.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS AND DEBT RETIREMENTS

Long-term debt and capital lease obligations outstanding as of March 31, 2004 and December 31, 2003 were as follows:

March 31, 2004

December 31, 2003

	(In Thousands)
9.875% senior notes	$270,000	$—
Less: discount	(4,649)	—
14% senior discount notes	31,473	48,180
Less: discount	(4,125)	(7,691)
14% senior subordinated discount notes	100,380	100,380
Less: discount	(13,182)	(16,050)
Less: additional discount for detachable warrants	(3,230)	(3,364)
14% Series B senior discount notes	—	14,515
Less: discount	—	(2,318)
Less: additional discount for detachable warrants	—	(3,730)
Senior secured credit facility	—	230,000
Capital lease obligations	22	81
Building mortgage and other long-term liabilities	3,402	3,453
Subtotal	380,091	363,456
Future cash flows associated with 14% senior discount notes for interest and other	26,156	41,417
Total long-term debt and capital lease obligations	406,247	404,873
Less: current maturities	232	8,209
Total long-term debt and capital lease obligations, excluding current maturities	$406,015	$396,664

First Quarter 2003 Refinancing

In February 2003, Operating Company consummated certain transactions which reduced its long-term debt outstanding. Operating Company consummated a private placement exchange of $48.2 million aggregate principal amount of its 14% senior discount notes due May 15, 2010 (“14% Senior Notes”) and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due April 15, 2010 (“14% Subordinated Notes”). The 14% Senior Notes were subsequently registered with the Securities and Exchange Commission.

Additionally, in February 2003, Operating Company consummated a related financing, in a private placement offering, of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 (“14% Series B Senior Notes”) in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. Under the financing, the Company issued detachable warrants to purchase up to approximately 9.6 million shares of UbiquiTel’s common stock at an exercise price of $0.01 per share.

As a condition to the transactions consummated in February 2003, Operating Company’s senior secured lenders required Operating Company to prepay $15.0 million of its outstanding term loans under its former senior secured credit facility, thereby reducing the outstanding term loans under the senior secured credit facility to $230.0 million. In addition, the $55.0 million unused revolving line of credit was permanently reduced by $5.0 million to $50.0 million, which was further reduced to $47.7 million during the third quarter of 2003.

The Company followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” and Emerging Issues Task Force Issue No. 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15,” in recording the private placement exchange transaction. These provisions require that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest) specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on the Company’s balance sheet as long-term liabilities and were valued at $81.9 million as of the transaction date. As a result, no interest expense related to the 14% Senior Notes will be recognized in future periods. As a result of these transactions, the Company reduced overall debt by approximately

$146.7 million aggregate principal amount ($113.8 million aggregate accreted value). In the first quarter of 2003, the Company recognized a gain of approximately $39.0 million as a result of the private placement exchange.

First Quarter 2004 Refinancing

On February 23, 2004, Operating Company issued $270.0 million in aggregate principal amount of 9.875% senior notes due March 1, 2011 (“9.875% Senior Notes”), in a transaction exempt from the registration requirements of the Securities Act. The 9.875% Senior Notes were issued at a discount and generated approximately $265.3 million in proceeds. The proceeds were used to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused  $47.7 million revolving line of credit, to redeem all of Operating Company’s outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million, to purchase $16.7 million principal amount of Operating Company’s outstanding 14% Senior Notes for approximately $15.9 million and to pay financing costs for the issuance of the 9.875% Senior Notes of approximately $7.8 million. The repayments of the senior secured credit facility and the 14% Series B Senior Notes and the purchase of the 14% Senior Notes resulted in a net gain on debt retirements of approximately $1.1 million, consisting of a loss on the purchase of the 14% Senior Notes of approximately $1.6 million, the write-off of deferred financing fees related to the senior secured credit facility and the 14% Series B Senior Notes of approximately $7.7 million, the write-off of unamortized debt discount for detachable warrants associated with the 14% Series B Senior Notes of approximately $3.6 million and costs of approximately $0.1 million related to the termination of the senior secured credit facility, net of a gain of approximately $14.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

The 9.875% Senior Notes rank pari passu in right of payment to the 14% Senior Notes and senior to the 14% Subordinated Notes. Interest on the 9.875% Senior Notes will be payable semiannually beginning on September 1, 2004. The 9.875% Senior Notes are redeemable in whole or in part on or after March 1, 2007. Prior to March 1, 2007, up to 35% of the 9.875% Senior Notes are redeemable upon the occurrence of certain events. The indenture governing the 9.875% Senior Notes contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons. The indenture governing the 9.875% Senior Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy.  Operating Company is permitted to issue additional 9.875% Senior Notes under the indenture from time to time.

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 14% Subordinated Notes, the 14% Senior Notes and the 9.875% Senior Notes. UbiquiTel has no independent assets or operations separate from its investment in Operating Company.

The Company presently is in compliance with all covenants associated with the 14% Subordinated Notes, the 14% Senior Notes and the 9.875% Senior Notes.

The Company may from time to time purchase outstanding 14% Subordinated Notes, 14% Senior Notes and 9.875% Senior Notes in the open market, in privately negotiated transactions or otherwise in accordance with its debt instruments and applicable law.

6.  WHOLLY-OWNED OPERATING SUBSIDIARY

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 14% Subordinated Notes, the 14% Senior Notes and the 9.875% Senior Notes (see Note 5). UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Joint Quarterly Report on Form 10-Q includes forward-looking statements that involve known and unknown risks, uncertainties and other factors.  Our actual results could differ materially from the results anticipated in these forward-looking statements.   Investors are referred to the documents filed by UbiquiTel and/or UbiquiTel Operating Company with the Securities and Exchange Commission, specifically the most recent filings which identify important risk factors that could cause actual results to differ from those contained in the forward-looking statements, including, but not limited to:

•                                          UbiquiTel’s dependence on its affiliation with Sprint;

•                                          the competitiveness of and changes in Sprint’s pricing plans, products and services;

•                                          increased competition in UbiquiTel’s markets;

•                                          rates of penetration in the wireless communications industry;

•                                          the potential to experience a high rate of customer turnover;

•                                          customer quality;

•                                          potential declines in roaming revenue;

•                                          UbiquiTel’s reliance on the timeliness, accuracy and sufficiency of financial and other data and information received from Sprint;

•                                          the ability of Sprint to provide back office, customer care and other services;

•                                          the potential impact of wireless local number portability;

•                                          anticipated future net losses;

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

These and other applicable risks are described under the caption “Business—Risk Factors” and elsewhere in UbiquiTel’s and Operating Company’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission, and under the caption “Liquidity and Capital Resources—Factors That May Affect Operating Results and Liquidity” and elsewhere in this Item 2. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Use of Certain Terms

In the second quarter of 2003, we initiated a reseller program with Virgin Mobile USA in our markets, under which Virgin Mobile began reselling wireless services to its customers on a pre-paid basis using our network in our markets. We also market Virgin Mobile pre-paid services through our retail stores. In the third quarter of 2003, Sprint announced that it had entered into a reseller agreement with Qwest Communications. This agreement allows Qwest to provide wireless voice and data services to new and existing customers in Qwest’s service areas using Sprint PCS’ network and the networks of PCS affiliates of Sprint who overlap with Qwest’s service areas, including portions of our markets in Washington, Idaho and Utah. We anticipate receiving incremental wholesale revenue from Qwest subscribers in those portions of Qwest’s service areas that overlap with our service areas who transition to our network beginning in the first half of 2004 and from Qwest subscribers who travel into our markets. As of March 31, 2004, we had approximately 35,200 reseller subscribers. In this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding resellers.

Overview

UbiquiTel Inc. and Subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services (“PCS”) in certain defined midsize markets in the western and midwestern United States.

In October 1998, UbiquiTel L.L.C., whose sole member was The Walter Group, entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (“Operating Company”) was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless BTAs including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California (also collectively referred to as the central valley of California market). On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.0 million.

As of March 31, 2004, we had approximately 349,100 subscribers excluding resellers and approximately 35,200 reseller subscribers, for a total subscriber base of approximately 384,300. As of March 31, 2004, our network covered approximately 7.9 million residents which represented approximately 79% of the licensed population in our markets.

From our inception on September 29, 1999 through March 31, 2004, we have incurred losses of approximately $290.3 million. We expect to continue to incur net losses through at least 2005. We generated positive cash flow from operating activities of approximately $14.5 million for the year ended December 31, 2003. For the three months ended March 31, 2004, we generated approximately $9.2 million of positive cash flow from operating activities. As of March 31, 2004, we had approximately $56.9 million of cash, cash equivalents and restricted cash, and working capital of approximately $47.4 million. We believe our cash, cash equivalents and net cash provided by operating activities will be sufficient to fund capital expenditures and service our debt requirements through March 31, 2005 and into the foreseeable future.

Sprint Agreements

As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS and for the period from our inception through October 31, 2003, Sprint PCS was entitled to receive 8.0% of collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. Effective November 1, 2003 and in accordance with the terms of the addendum to the management agreement described below, Sprint is entitled to receive 8.0% of billed revenue less current period bad debts from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and outbound non-Sprint PCS roaming billed to subscribers based in our markets. We are responsible for building, owning and managing the portion of the PCS network located in our markets under the Sprint brand name. Our results of operations are dependent on Sprint PCS’ network and, to a lesser extent, on the networks of other PCS affiliates of Sprint.

As a PCS affiliate of Sprint, we purchase a full suite of support services from Sprint PCS. We have access to these services during the term of our management agreement unless Sprint PCS provides us at least nine months’ advance notice of its intention to terminate any particular significant service. If Sprint PCS terminates service, our operations may be interrupted or restricted.

In November 2003, we entered into an addendum with Sprint PCS that modified several provisions of the management and services agreements that govern our relationship with Sprint PCS. A summary of the key provisions in the addendum are noted below.

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

Sprint PCS consolidated several services relating to subscriber activations, credit verification and handset logistics into one service referred to as Sprint CPGA service. We have agreed to continue to purchase the Sprint CPGA service from Sprint PCS for the period November 2003 through December 2006 at a monthly rate of 5.2% of Sprint PCS’ most recently published cost per gross addition (“CPGA”). Beginning in 2007, the monthly percentage rate for the next three years for Sprint CPGA service will be based on a to-be-determined percentage of Sprint PCS’ reported CPGA. If we and Sprint PCS cannot agree to a new rate for any future three year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self provision or procure those services elsewhere.

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

Revenue Recognition:

We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. We account for rebates, discounts and other sales incentives as a reduction to revenue. Service revenues include subscriber revenues, reseller revenues, Sprint PCS travel revenues and non-Sprint PCS roaming revenues. Equipment revenues include sales of handsets and accessories. Subscriber revenues consist of monthly recurring service charges for voice and third generation data (“3G data”) services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Our revenue recognition policies are consistent with the guidance in Emerging Issues Task Force (“EITF”) Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and Staff Accounting Bulletin No. 104, “Revenue Recognition.”

We recognize service revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, we deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which was estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately. For the three months ended March 31, 2004 and 2003, we recognized approximately $1.3 million and $1.1 million, respectively, of activation fee revenue. We have deferred approximately $5.6 million and $5.9 million of activation fee revenue and related costs as of March 31, 2004 and December 31, 2003, respectively, to future periods. We have determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, we discontinued deferring non-refundable, up-front activation fees and associated costs for our direct sales channels. Additionally, direct sales channel activation fees are now included in equipment revenues rather than service revenues in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. Approximately $0.6 million of activation fees were included in equipment revenues during the three months ended March 31, 2004.

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

Revenue and Cost Data Provided by Sprint:

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

Valuation of Accounts Receivable and Inventories:

Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables and our history is limited. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, or ASL, to control credit exposure. Account spending limits range from $125 to $250 depending on the credit quality of the customer. Sub-prime subscribers are required to make a deposit ranging from $125 to $250 that can be credited against future billings. If these estimates are insufficient for any reason, our operating income and available cash would be reduced.

Reserve for Obsolete/Excess Inventory—We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers and for second generation handsets and accessories. If the estimate of obsolete inventory is understated, our operating income would be reduced.

Long-Lived Assets and Goodwill:

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and certain intangible assets resulting from business combinations be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. SFAS No. 142 also requires interim tests when an event has occurred that more likely than not has reduced the fair value of such assets. We assess on an annual basis the fair values of the reporting unit housing the goodwill and intangibles and, when necessary, assess on an annual basis for any impairment. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2003, we completed our annual impairment review and determined that no impairment charge was required. Management does not believe that any significant changes have occurred since this review and accordingly no write-offs have been made in the subsequent period. Management will continue to monitor any triggering events and perform re-evaluations, as necessary.

Purchase price accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets and liabilities purchased. In our recording of the purchase of VIA Wireless LLC, we engaged a nationally recognized valuation expert to assist us in determining the fair value of these assets and liabilities. Intangible assets are amortized over their respective useful life. If there were a reduction in useful lives, our operating income would be reduced. VIA Wireless’ Sprint PCS management agreement is being amortized over its estimated useful life of 18 years from the date of acquisition on August 13, 2001.

Income Taxes:

As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our financial condition and results of operations.

Results of Operations

We provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (GAAP) and adjustments to GAAP (non-GAAP) to assess our financial performance.  In addition, we use certain non-financial terms that are not measures of financial performance under GAAP.  Terms such as customer additions and churn are terms used in the wireless communications industry.  The non-GAAP financial measures of average revenue per user, cash cost per user and cost per gross addition reflect standard measures of liquidity, profitability or performance.  The non-financial terms and the non-GAAP measures reflect wireless communications industry conventions and are commonly used by the investment community for comparability purposes.  The non-GAAP measures included in this report are reconciled below in “—Liquidity and Capital Resources—Reconciliation of non-GAAP financial measures.”

Analysis of the three months ended March 31, 2004 compared to the three months ended March 31, 2003

Customer Net Additions

As of March 31, 2004, we provided personal communications services to approximately 349,100 customers compared to approximately 274,200 customers as of March 31, 2003.  During the three months ended March 31, 2004, we added 21,400 net new subscribers compared to 17,200 net new subscribers additions for the three months ended March 31, 2003.  The increase was primarily attributable to lower churn and an increase in the sub-prime credit class gross addition mix of 3%. We have modified our service plan offerings to sub-prime credit class customers which is expected to slow net subscriber additions to be more comparable to the levels experienced in 2003.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended March 31, 2004 was approximately 3.1% compared to approximately 3.4% for the three months ended March 31, 2003.  The decrease in churn was primarily the result of the improvement in the credit quality of the overall customer base resulting in less service being discontinued involuntarily. At March 31, 2004, the overall mix of our customer base was 74% prime, 20% sub-prime with deposits and 6% sub-prime without deposits. At March 31, 2003, the overall mix of our customer base was 72%

prime, 18% sub-prime with deposits and 10% sub-prime without deposits. We expect involuntary churn to continue to decline at a slower rate with continued improvement in the quality of our customer base. However, voluntary churn is expected to increase due to the availability of wireless number portability in all of our markets starting in May 2004.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly service revenue per customer, excluding wholesale revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended March 31, 2004 and 2003, our ARPU was approximately $56 and $54, respectively. The increase in ARPU primarily resulted from increases in monthly recurring access charges and third generation services (3G) revenues. This increase was offset primarily by a reduction in overage charge revenues attributable to a higher mix of customers on larger anytime minutes rate plans.

Cash Cost Per User (CCPU)

Cash cost per user summarizes the average monthly cash costs to provide digital wireless mobility communications services per customer.  CCPU is computed by dividing the sum of cost of service and operations and general and administrative expenses by the average subscribers for the period.  During the three months ended March 31, 2004 and 2003, our CCPU was approximately $43 and $46, respectively. The decrease in CCPU primarily resulted from lower network operating expense on a per subscriber basis. The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base and the reduction in costs resulting from the change to a fixed monthly rate of $7.70 per subscriber for Sprint CCPU service. We expect CCPU to remain stable as future net additions enable us to spread fixed charges over a larger subscriber base, slightly offset by higher minutes of use by our customers using the Sprint PCS network outside of our markets.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded. The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $425 for the three months ended March 31, 2004 compared to approximately $432 for the three months ended March 31, 2003. The decrease in CPGA reflects the continuing benefits of scale and the increase in gross additions. We believe that CPGA may increase in the near-term if we do not maintain the same level of gross additions.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the three months ended March 31, 2004 and 2003 was approximately $56.6 million and $43.1 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and 3G data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers’ charges are dependent on their rate plans, based on the number of minutes and 3G data usage included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increases in our subscriber base and monthly recurring charges for access and 3G data.

•                  Reseller Revenue.  Reseller revenue is generated when a reseller subscriber uses our PCS network. During the second quarter of 2003, we initiated the reseller program with Virgin Mobile. Reseller revenue was approximately $1.0 million and $0 for the three months ended March 31, 2004 and 2003, respectively. In the future, we anticipate receiving additional incremental revenue from Qwest for customers who use our network under the Qwest reseller agreement that Sprint announced in the third quarter of 2003.

•                  Sprint PCS Travel Revenue.  Travel revenue is generated on a per minute rate or on a per kilobit rate when a Sprint PCS subscriber based outside our markets uses our network. An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area. During 2003 and the first quarter of 2004, the travel rate per minute was $0.058. The average long distance rate per minute decreased from approximately $0.015 per minute during the three months ended March 31, 2003 to approximately $0.011 per minute during the three months ended March 31, 2004.

During the three months ended March 31, 2004, our network captured approximately 211.7 million system travel minutes with approximately 61% of those minutes generating long distance charges which resulted in approximately $13.8 million in travel revenue. During the three months ended March 31, 2003, our network captured approximately 143.8 million system travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $10.1 million in travel revenue. 3G data usage by Sprint PCS subscribers based outside our markets increased from approximately 126.8 million kilobytes, or approximately $0.2 million in travel revenues, during the three months ended March 31, 2003 to approximately 718.1 million kilobytes, or approximately $1.4 million in travel revenues, during the three months ended March 31, 2004. The increase in Sprint PCS travel revenue was primarily due to the increase in travel and long distance minutes of use and 3G data usage. We expect the annual growth rate for travel minutes and kilobytes to remain fairly constant throughout 2004.

•                  Non-Sprint PCS Roaming Revenue.  Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network. We earned approximately $4.7 million in non-Sprint PCS roaming revenue during the three months ended March 31, 2004 compared to approximately $2.9 million during the three months ended March 31, 2003.  Non-Sprint PCS roaming minutes increased from 19.6 million during the three months ended March 31, 2003 to 36.7 million during the three months ended March 31, 2004. The increase in roaming minutes represented a $2.5 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $0.7 million reduction of roaming revenue. We expect non-Sprint PCS roaming revenue growth rates to slow in the near to medium term.

•                  Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended March 31, 2004 and 2003 from equipment revenue totaled approximately $3.9 million and $2.2 million, respectively. The increase was primarily due to an increase in gross additions and the allocation of approximately $0.6 million of activation revenue to equipment revenue based on relative fair values in accordance with EITF 00-21, which we adopted on July 1, 2003.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $15.6 million during the three months ended March 31, 2004 compared to approximately $14.6 million during the three months ended March 31, 2003. For the three months ended March 31, 2003, we reclassified certain network operations expenses to operating expenses to conform with current year presentation, due to the changes in costs resulting from the amendment to our Sprint agreements in the fourth quarter of 2003. The increase was primarily due to an increase in radio communications site rent from an increase in the number of leased radio communications sites from March

31, 2003 to March 31, 2004, including co-location rents for the lease of space on towers sold in the fourth quarter of 2003.

•                  Sprint PCS Travel Expense.  We pay Sprint PCS travel fees on a per minute rate or on a per kilobit rate when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. During the three months ended March 31, 2004, our customers generated approximately 139.1 million travel minutes with approximately 62% of those minutes generating long distance charges which resulted in approximately $9.0 million in travel fees. During the three months ended March 31, 2003, our customers generated approximately 83.7 million travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $6.0 million in travel fees. 3G data usage by our customers outside our markets increased from approximately 80.1 million kilobytes, or approximately $0.1 million in travel fees, during the three months ended March 31, 2003, to approximately 493.8 million kilobytes, or approximately $1.0 million in travel fees, during the three months ended March 31, 2004. The increase in travel expense was attributable to the increase in our subscriber base and the overall minutes of use per subscriber.

•                  Non-Sprint PCS Roaming Expense. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended March 31, 2004, our customers generated approximately 2.5 million roaming minutes resulting in approximately $0.4 million in roaming fees. During the three months ended March 31, 2003, our customers generated approximately 1.7 million roaming minutes resulting in approximately $0.5 million in roaming fees. The decrease in roaming expense was attributable to a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers partially offset by an increase in minutes.

•                  Bad Debt Expense.  Bad debt expense during the three months ended March 31, 2004 and 2003 was approximately $0.8 million and approximately $1.1 million, respectively. The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base and lower customer write-offs.

•                  Operating Expenses.  Operating expenses during the three months ended March 31, 2004 and 2003 were approximately $7.4 million and $7.1 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of its support services, including billing and collections services and customer care. As noted above under network operations expenses, certain expenses were reclassified from network operations expenses to operating expenses for the three months ended March 31, 2003. The increase in operating expenses was primarily attributable to the increase in our subscriber base, offset by savings related to the amendments to the Sprint agreements effective in November 2003.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $9.2 million and $9.3 million during the three months ended March 31, 2004 and 2003, respectively.  The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. Handset subsidies on units sold by third parties totaled approximately $2.8 million and $3.9 million for the three months ended March 31, 2004 and 2003, respectively.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred selling and marketing expenses of approximately $17.0 million and $12.1 million during the three months ended March 31, 2004 and 2003, respectively.  The increase in selling and marketing expenses was primarily attributable to the increases in gross additions and the number of customer handset upgrades.

General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $9.2 million and $7.5 million during the three months ended March 31, 2004 and 2003, respectively. General and administrative expenses included approximately $4.9 million and $3.6 million of management fee expense paid to Sprint PCS during the three months ended March 31, 2004 and 2003, respectively. The increase in general and administrative expenses was primarily due to the increase in management fee expense resulting from the increase in our subscriber base.

Non-Cash Compensation for General and Administrative Matters

During the three months ended March 31, 2004 and 2003, non-cash compensation for general and administrative matters totaled $0 and approximately $0.1 million, respectively.  We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity incentive plan.  Unearned stock option compensation was previously recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and was recognized as non-cash stock option compensation expense in the period in which the related services were rendered.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended March 31, 2004 and 2003 totaled approximately $12.9 million and $13.0 million, respectively.  We depreciate our property and equipment using the straight-line method over four to 10 years.  A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 20 months to 18 years.  Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value. The decrease in depreciation, amortization and accretion expense was primarily due to an approximate $2.8 million decrease in amortization expense attributable to the VIA Wireless subscriber base, which was fully amortized as of March 31, 2003, partially offset by the impact of accelerated depreciation of our existing minicell base stations resulting from our reduction of their estimated useful lives during the fourth quarter of 2003 totaling $2.3 million and increases in depreciation expense primarily resulting from network equipment additions during the first quarter of 2004. We expect accelerated depreciation expense of approximately $5.0 million and $0.7 million for the years ended December 31, 2004 and 2005, respectively, related to the reductions of the estimated useful lives of certain minicell base stations.

Interest Income

For the three months ended March 31, 2004 and 2003, interest income was approximately $0.1 million and $0.2 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.  The decrease in interest income was primarily due to lower interest rates during the three months ended March 31, 2004 than during the three months ended March 31, 2003.

Interest Expense

Interest expense totaled approximately $8.4 million and $10.1 million during the three months ended March 31, 2004 and 2003, respectively. Interest is accrued on our notes on a per annum basis at the stated interest rate.

Interest on our senior secured credit facility during the three months ended March 31, 2003 was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. The decrease in interest expense was primarily due to lower average debt levels and the reduction in interest expense resulting from adjusting the carrying value of the 14% senior discount notes to the total future cash payment amount under the accounting for the February 2003 private placement exchange transaction discussed below under “Gain on Debt Retirements.” Refinancing the outstanding borrowings under our senior secured credit facility in the first quarter of 2004 with longer term higher fixed rate notes will result in higher interest expense for the remainder of 2004 as compared to 2003.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility and various note offerings, prior to any retirements of such debt.

Gain on Debt Retirements

During the first quarter of 2004, Operating Company issued $270.0 million in aggregate principal amount of 9.875% senior notes due March 1, 2011 (the “9.875% Senior Notes”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 9.875% Senior Notes were issued at a discount and generated approximately $265.3 million in proceeds. The proceeds were used to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B senior discount notes due 2008 (“14% Series B Senior Notes”) ($14.5 million outstanding principal amount) for approximately $12.5 million, and to purchase $16.7 million principal amount of its outstanding 14% senior discount notes due 2010 (“14% Senior Notes”) for approximately $15.9 million. The repayments of the senior secured credit facility and the 14% Series B Senior Notes and the purchase of the 14% Senior Notes resulted in a net gain on debt retirements of approximately $1.1 million, consisting of a loss on the purchase of the 14% Senior Notes of approximately $1.6 million, the write-off of deferred financing fees related to the senior secured credit facility and the 14% Series B Senior Notes of approximately $7.7 million, the write-off of unamortized debt discount for detachable warrants associated with the 14% Series B Senior Notes of approximately $3.6 million and costs of approximately $0.1 million related to the termination of the senior secured credit facility, net of a gain of approximately $14.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

During the first quarter of 2003, Operating Company consummated a private placement exchange of approximately $48.2 million aggregate principal amount of its 14% Senior Notes and approximately $9.6 million in cash for approximately $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due 2010 (“14% Subordinated Notes”). Additionally, Operating Company consummated a related financing, in a private placement offering, of approximately $12.8 million aggregate principal amount of 14% Series B Senior Notes in which we received cash proceeds of approximately $9.6 million to fund the cash portion of the exchange. Under the financing, UbiquiTel issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share. We followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” and EITF Issue No. 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15,” in recording the private placement exchange transaction in the first quarter of 2003. These provisions require that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest) specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on our balance sheet as long-term liabilities and were valued at approximately $81.9 million as of the transaction date. As a result, no interest expense related to the 14% Senior Notes will be recognized in future periods. In the first quarter of 2003, we recognized a gain of approximately $39.0 million as a result of the private placement exchange.

Income Taxes

For the three months ended March 31, 2004 and 2003, we recognized an income tax expense of $72,000 and an income tax benefit of $33,000, respectively. Income tax expense for the three months ended March 31, 2004 is comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income (Loss)

For the three months ended March 31, 2004, our net loss was approximately $8.6 million and for the three months ended March 31, 2003, our net income was approximately $16.2 million. We recognized gains on debt retirements of approximately $1.1 million and $39.0 million for the three months ended March 31, 2004 and 2003, respectively.

Liquidity and Capital Resources

From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003, we generated approximately $14.5 million of cash flow from operating activities.  In the three months ended March 31, 2004, we generated approximately $9.2 million of cash flow from operating activities.

Completion of our PCS network has required substantial capital. Capital expenditures for the three months ended March 31, 2004 totaled approximately $5.9 million. Although we have essentially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $20 to $25 million annually for maintenance, capacity enhancements and coverage improvements.

On February 23, 2004, Operating Company issued $270.0 million in aggregate principal amount of the 9.875% Senior Notes at a discount and generated approximately $265.3 million in proceeds. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes. The proceeds were used to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.7 million principal amount of its outstanding 14% Senior Notes for approximately $15.9 million. Under the indenture governing the 9.875% Senior Notes, Operating Company is permitted to issue additional notes from time to time.

The 14% Subordinated Notes, the 14% Senior Notes and the 9.875% Senior Notes will require cash payments of interest of $0, $0 and approximately $13.8 in 2004, respectively, approximately $7.0 million, $2.2 million and $26.7 million in 2005, respectively, and approximately $14.1 million, $4.4 million and $26.7 million in 2006, respectively. We presently are in compliance with all covenants associated with the 14% Subordinated Notes, 14% Senior Notes and 9.875% Senior Notes. We may from time to time purchase outstanding 14% Subordinated Notes, 14% Senior Notes and 9.875% Senior Notes in the open market, in privately negotiated transactions or otherwise in accordance with our debt agreements and applicable law.

As of March 31, 2004, we had approximately $56.9 million in cash, cash equivalents and restricted cash, and working capital of approximately $47.4 million. Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through March 31, 2005 and into the foreseeable future.

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

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; capital leases; purchase obligations; the building mortgage and other long-term liabilities; the 14% Subordinated Notes; the 14% Senior Notes; and the 9.875% Senior Notes.  The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of March 31, 2004 (dollars in thousands):

	Payments due by period ending March 31:
Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases(1)	$73,201	$17,489	$23,839	$13,125	$18,748
Capital leases	22	22	—	—	—
Purchase obligations(2)	11,879	2,335	9,544	—	—
Building mortgage and other long-term liabilities	3,402	211	468	538	2,185
14% subordinated notes(3)	100,380	—	—	—	100,380
14% senior notes(3)	31,473	—	—	—	31,473
9.875% senior notes(3)	270,000	—	—	—	270,000
	$490,357	$20,057	$33,851	$13,663	$422,786

(1)           Does not include payments due under renewals to the original lease term.

(2)                                  Operating Company is committed to convert 285 base stations during the years 2004 through 2006 at prices fixed in an agreement with a third party.

(3)           Total repayments, excluding interest payments, are based on borrowings outstanding as of March 31, 2004.

There are provisions in each of the indentures governing the 14% Subordinated Notes, 14% Senior Notes  and 9.875% Senior Notes that provide for an acceleration of repayment upon an event of default, as defined in the respective agreements.

Analysis of Cash Flows

Net cash provided by operating activities was approximately $9.2 million and $4.1 million for the three months ended March 31, 2004 and 2003, respectively.  The increase in cash provided by operating activities was primarily due to the reduction in operating loss offset by increases in accounts receivable, inventory and prepaid and other assets.

Net cash used in investing activities was approximately $5.9 million and $4.6 million for the three months ended March 31, 2004 and 2003, respectively.  The increase resulted from higher capital expenditures for switch capacity upgrades and cash payments for the purchase of current generation multi-carrier capable base stations pursuant to our plan to replace our existing minicell base stations.

Net cash used in financing activities for the three months ended March 31, 2004 was approximately $7.1 million, consisting primarily of the reduction in the book cash overdraft of approximately $5.7 million, financing costs incurred in connection with our January 2004 amendment to modify certain covenants of our senior secured credit facility of approximately $0.4 million and capital lease and other long-term debt payments of approximately $0.1 million. As discussed above, the proceeds from the issuance of the 9.875% Senior Notes in February 2004 were used to repay outstanding borrowings plus accrued interest due under the senior secured credit facility, to redeem outstanding 14% Series B Senior Notes, to purchase a portion of the outstanding 14% Senior Notes and to pay all financing fees associated with the refinancing. Net cash used in financing activities for the three months ended March 31, 2003 was approximately $18.7 million, consisting primarily of a $15.0 million repayment under the senior secured credit facility, $3.5 million in financing costs directly associated with the issuance of the Series B Notes and the debt-for-debt exchange offer consummated in February 2003 and $0.2 million of capital lease and other long-term debt payments.

Factors That May Affect Operating Results and Liquidity

In addition to the risk factors referred to in the “Forward-Looking Statements” section of this Item 2, the following risk factors could materially and adversely affect our future operating results and liquidity and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of slower net customer growth is more rapid than we anticipate, it will lower the expected amount of positive cash flow from operating activities less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. For the three months ended March 31, 2004, approximately $9.2 million of cash flow was provided by operating activities. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of operating losses. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term but provide greater cash flows in later periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in higher cash provided in the near term but provide lower cash flows in later periods.

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

The FCC mandated that wireless carriers provide for wireless local number portability (“WLNP”) by November 24, 2003 in certain markets, and by May 24, 2004 in the remaining markets. Local number portability allows subscribers to keep their wireless phone number when switching to a different service provider. We anticipate number portability could increase churn, which could lower our revenues. We may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability and our liquidity. WLNP had no material impact on our results for the year ended December 31, 2003 or the three months ended March 31, 2004.

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

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU), cash cost per user (CCPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended March 31, 2004 compared to the three months ended March 31, 2003,” and the following tables reconcile the non-GAAP financial measures with our unaudited consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Three Months Ended March 31,
	2004	2003
Average revenue per user (ARPU)
Service revenue	$77,438,000	$56,244,000
Less: Wholesale revenue	(20,867,000)	(13,173,000)
Subscriber revenue	$56,571,000	$43,071,000

Average subscribers	338,400	264,900

ARPU	$56	$54

We believe ARPU, which calculates the average monthly service revenue per customer, excluding wholesale revenue, is a useful measure to assist in evaluating our past and forecasting our future subscriber revenue. In addition, it provides a gauge to compare our subscriber revenue to that of other wireless communications providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

	Three Months Ended March 31,
	2004	2003
Cash cost per user (CCPU)
Cost of service and operations (excluding depreciation)	$34,248,000	$29,401,000
Add: General and administrative expenses	9,240,000	7,474,000
Total cash costs	$43,488,000	$36,875,000

Average subscribers	338,400	264,900

CCPU	$43	$46

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

	Three Months Ended March 31,
	2004	2003
Cost per gross addition (CPGA)
Selling and marketing	$16,977,000	$12,081,000
Add: Cost of products sold	9,215,000	9,301,000
Less: Equipment revenue	(3,872,000)	(2,239,000)
CPGA costs	$22,320,000	$19,143,000

Gross additions	52,500	44,300

CPGA	$425	$432

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. All of the interest rates on our notes are fixed. Consequently, we have not entered into derivatives or other financial instruments for trading, speculative or hedging purposes. No principal repayments on our notes are due within the next five years.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, has conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15 (e)) as of March 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither UbiquiTel nor Operating Company is a party to any pending legal proceedings that either UbiquiTel or Operating Company believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)                                  Reports on Form 8-K

During the quarter ended March 31, 2004, two reports on Form 8-K were filed and three reports on Form 8-K were furnished:

Date	Item Reported On
February 4, 2004

Item 5. Other Events.  On February 4, 2004, UbiquiTel Inc. announced that its wholly owned subsidiary, UbiquiTel Operating Company, intended to offer, in a private placement, up to $250 million in aggregate principal amount of its senior notes due 2011. (Filed)

February 4, 2004

Item 12. Results of Operations and Financial Condition. On February 4, 2004, UbiquiTel Inc. issued a press release announcing preliminary unaudited selected financial and operating results for the year ended December 31, 2003 and financial and operating guidance for the year 2004. (Furnished)

February 13, 2004

Item 5. Other Events.  On February 13, 2004, UbiquiTel Inc. announced that its wholly owned subsidiary, UbiquiTel Operating Company, priced an offering of up to $270 million in aggregate principal amount of its senior notes due 2011. (Filed)

February 18, 2004

Item 12. Results of Operations and Financial Condition. On February 18, 2004, UbiquiTel Inc. announced its operating and financial results for the fourth quarter and full year ended December 31, 2003. (Furnished)

Date	Item Reported On
March 19, 2004

Item 9. Regulation FD Disclosure. On March 19, 2004, UbiquiTel Inc. announced  that it would participate in the CSFB Wireless Investment Forum and the 2nd Annual JP Morgan Technology and Telecom Forum at CTIA 2004 in Atlanta, GA on Monday, March 22, 2004, and Tuesday, March 23, 2004, respectively, and furnished a presentation that was to be made by UbiquiTel to analysts and investors and at such forums. (Furnished)

(b)                                  Exhibits:

Exhibit No.	Description
10.1

Purchase Agreement for UbiquiTel Operating Company’s 9 7/8% Senior Notes due 2011 dated February 12, 2004 among UbiquiTel Operating Company, UbiquiTel Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC.

10.2	Indenture for UbiquiTel Operating Company’s 9 7/8% Senior Notes Due 2011 dated as of February 23, 2004 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee.

10.3	Notation of Guarantee dated as of February 23, 2004 of UbiquiTel Inc.

10.4

Registration Rights Agreement for UbiquiTel Operating Company’s 9 7/8% Senior Notes due 2011 dated as of February 23, 2004 among UbiquiTel Operating Company, UbiquiTel Inc., Bear Stearns & Co. Inc., Citigroup Global Markets Inc. and Banc of America Securities LLC.

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

May 6, 2004