Form 10-Q
period 2004-06-30
UBIQUITEL INC
filed 2004-08-06
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒          No ☐

There were 92,799,294 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at August 6, 2004.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at August 6, 2004, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2004

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	June 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,137	$57,225
Restricted cash	1,135	3,562
Accounts receivable, net of allowance for doubtful accounts of $2,930 at June 30, 2004 and $2,722 at December 31, 2003	22,166	19,614
Inventory	3,418	3,408
Prepaid expenses and other assets	17,464	15,848
Income tax receivable	76	217
Total current assets	101,396	99,874
PROPERTY AND EQUIPMENT, NET	249,381	259,556
CONSTRUCTION IN PROGRESS	6,339	5,045
DEFERRED FINANCING COSTS, NET	8,670	8,918
GOODWILL	38,138	38,138
OTHER INTANGIBLE ASSETS, NET	66,717	68,869
OTHER LONG-TERM ASSETS	2,791	3,004
Total assets	$473,432	$483,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$219	$8,209
Accounts payable	4,163	3,633
Book cash overdraft	—	5,671
Accrued expenses	17,015	16,591
Accrued compensation and benefits	2,578	3,978
Interest payable	9,406	1,563
Taxes payable	4,277	4,049
Deferred revenue	11,967	11,347
Other	1,930	4,110
Total current liabilities	51,555	59,151
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, EXCLUDING CURRENT MATURITIES	409,248	396,664
OTHER LONG-TERM LIABILITIES	9,393	9,369
Total long-term liabilities	418,641	406,033
Total liabilities	470,196	465,184
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 92,799 and 92,579 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	46	46
Additional paid-in capital	300,366	299,955
Accumulated deficit	(297,176)	(281,781)
Total stockholders’ equity	3,236	18,220
Total liabilities and stockholders’ equity	$473,432	$483,404

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
REVENUES:
Service revenue	$85,489	$63,428	$162,927	$119,672
Equipment revenue	3,192	2,618	7,064	4,857
Total revenues	88,681	66,046	169,991	124,529
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	36,885	31,557	71,133	60,958
Cost of products sold	8,919	9,504	18,134	18,805
Selling and marketing	15,852	12,079	32,829	24,160
General and administrative expenses excluding non-cash compensation charges	9,621	7,748	18,861	15,222
Non-cash compensation for general and administrative matters	226	16	226	110
Depreciation, amortization and accretion	13,705	10,610	26,635	23,658
Total costs and expenses	85,208	71,514	167,818	142,913
OPERATING INCOME (LOSS)	3,473	(5,468)	2,173	(18,384)
INTEREST INCOME	140	144	275	337
INTEREST EXPENSE	(10,370)	(7,031)	(18,800)	(17,158)
GAIN ON DEBT RETIREMENTS	—	3,854	1,109	42,872
INCOME (LOSS) BEFORE INCOME TAXES	(6,757)	(8,501)	(15,243)	7,667
INCOME TAX EXPENSE	(80)	(402)	(152)	(369)
NET INCOME (LOSS)	$(6,837)	$(8,903)	$(15,395)	$7,298

NET INCOME (LOSS) PER SHARE:
BASIC	$(0.07)	$(0.11)	$(0.17)	$0.09
DILUTED	$(0.07)	$(0.11)	$(0.17)	$0.08

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	92,717	82,527	92,648	82,037
DILUTED	92,717	82,527	92,648	93,383

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(15,395)	$7,298
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	742	937
Amortization of debt discount	556	675
Amortization of intangible assets	2,152	4,906
Depreciation and accretion	24,483	18,752
Interest accrued on discount notes	6,184	8,965
Non-cash compensation from stock options granted to employees	226	110
Deferred income taxes	152	—
Loss on sale of equipment	81	31
Gain on debt retirements	(1,109)	(42,872)
Interest earned on restricted cash balances	(10)	(11)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	(2,552)	4,412
Inventory	(10)	526
Prepaid expenses and other assets	(1,410)	1,089
Income tax receivable	141	8,079
Accounts payable and accrued expenses	9,094	(2,437)
Net cash provided by operating activities	23,325	10,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,405)	(7,110)
Net cash used in investing activities	(16,405)	(7,110)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under senior secured credit facility	(230,000)	(15,000)
Proceeds from issuance of 9.875% senior notes	265,302	—
Proceeds from issuance of 14% Series B senior discount notes	—	10,914
Cash payments for amount of 14% senior subordinated discount notes exchanged	—	(10,701)
Repayment of 14% Series B senior discount notes	(12,478)	—
Purchase of 14% senior discount notes	(15,872)	—
Financing costs	(8,296)	(4,173)
Change in book cash overdraft	(5,671)	—
Proceeds from issuance of common stock	72	32
Proceeds from exercise of stock options and warrants	113	127
Repayment of capital lease obligations and other long-term liabilities	(178)	(384)
Net cash used in financing activities	(7,008)	(19,185)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(88)	(15,835)
CASH AND CASH EQUIVALENTS, beginning of period	57,225	73,481
CASH AND CASH EQUIVALENTS, end of period	$57,137	$57,646
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,573	$6,581
Cash paid for taxes	25	279

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s interim results.  Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2003.

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

Stock-Based Compensation

At June 30, 2004, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan.  The employee stock purchase plan was suspended effective with the offering period beginning January 1, 2003 and resumed effective with the offering period beginning January 1, 2004. Under the terms of the employee stock purchase plan, during a calendar year there are four quarterly offering periods, beginning January 1, April 1, July 1 and October 1, during which eligible employees can participate. The stock purchase price is the lower of 85% of fair market value of the common stock on the first business day of the offering period or 85% of the fair market value of the common stock on the last business day of the offering period. The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

In May 2002, the Company modified 1,220,800 options previously issued to employees and board members under its equity incentive plan to reduce the exercise price to $4.00 per share, which was $2.14 per share above the fair market value on the date of modification.  The modification reducing the exercise price of these stock options results in variable accounting for the options from the date of modification to the date the options are exercised, forfeited or expire unexercised.  Prior to the three months ended June 30, 2004, the fair market value of the Company’s common stock had not exceeded the modified exercise price and, as such, no compensation expense had been recorded prior to the three months ended June 30, 2004.  As of June 30, 2004, the market price per share of common stock was $4.22. Under variable accounting, compensation expense of $0.2 million was recognized in the three months ended June 30, 2004 for the excess of the common stock’s fair market value over the modification price on 1,027,500 stock options deemed vested.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)

Net income (loss), as reported	$(6,837)	$(8,903)	$(15,395)	$7,298
Add: stock-based employee compensation included in reported net income (loss), net of related tax	226	16	226	110
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(775)	(491)	(1,119)	(1,099)
Pro forma net income (loss)	$(7,366)	$(9,378)	$(16,288)	$6,309

Basic net income (loss) per share:
As reported	$(0.07)	$(0.11)	$(0.17)	$0.09
Pro forma	$(0.08)	$(0.11)	$(0.18)	$0.08

Diluted net income (loss) per share:
As reported	$(0.07)	$(0.11)	$(0.17)	$0.08
Pro forma	$(0.08)	$(0.11)	$(0.18)	$0.07

Other Intangible Assets

Other intangible assets were approximately $66.7 million and $68.9 million, net of accumulated amortization expense of approximately $12.4 million and $10.3 million as of June 30, 2004 and December 31, 2003, respectively. Other intangible assets represent the estimated value of VIA Wireless’ Sprint PCS management agreement.  Amortization expense for other intangible assets was approximately $1.1 million for the three months ended June 30, 2004 and 2003 and approximately $2.2 million for the six months ended June 30, 2004 and 2003.

Estimated future amortization expense of intangible assets for the next five years at June 30, 2004 is as follows:

Years Ending December 31,	(In Thousands)

2004	$2,152
2005	4,304
2006	4,304
2007	4,304
2008	4,304

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

In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company) entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) (“Operating Company”), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, UbiquiTel amended its management agreement with Sprint PCS to expand its markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with UbiquiTel’s acquisition of VIA Wireless LLC, UbiquiTel amended its management agreement with Sprint PCS to expand its markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless BTAs including Bakersfield, Fresno, Merced, Modesto, Stockton and Visalia, California (also collectively referred to as the central valley of California market). On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, Operating Company amended its management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing its licensed resident population in its markets to approximately 10.0 million.

The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, UbiquiTel Operating Company and UbiquiTel Leasing Company. The Company operates under one segment.

3. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).  Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding.   In accordance with SFAS No. 128, incremental potential common shares from stock options and warrants are excluded in the calculation of diluted loss per share when the effect would be antidilutive.  Accordingly, the number of weighted average shares outstanding as well as the amount of net loss per share are the same for basic and diluted per share calculations for the three and six months ended June 30, 2004 and the three months ended June 30, 2003.

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$(6,837)	$(8,903)	$(15,395)	$7,298
Average common shares outstanding	92,717	82,527	92,648	82,037
Basic	$(0.07)	$(0.11)	$(0.17)	$0.09

Diluted
Net income (loss)	$(6,837)	$(8,903)	$(15,395)	$7,298
Average common shares outstanding	92,717	82,527	92,648	82,037
Effect of:
Dilutive options	—	—	—	602
Dilutive securities	—	—	—	10,739
Average common shares outstanding assuming dilution	92,717	82,527	92,648	93,378

Diluted	$(0.07)	$(0.11)	$(0.17)	$0.08

The following table summarizes the securities that are excluded from the income (loss) per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock options	7,963,625	5,198,300	7,963,625	2,178,300
Warrants	3,665,183	14,578,790	3,665,183	3,665,183
Total	11,628,808	19,777,090	11,628,808	5,843,483

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2004	December 31, 2003
	(In Thousands)
Network equipment	$340,160	$330,738
Vehicles	1,407	1,381
Furniture and office equipment	4,807	4,727
Computer equipment and software	8,046	7,687
Leasehold improvements	4,023	4,196
Land	130	130
Buildings	4,670	4,670
	363,243	353,529
Accumulated depreciation	(113,862)	(93,973)
Property and equipment, net	$249,381	$259,556

Depreciation expense was approximately $12.7 million and $9.5 million for the three months ended June 30, 2004 and 2003, respectively, and approximately $24.5 million and $18.8 million for the six months ended June 30, 2004 and 2003, respectively.

In the fourth quarter of 2003, the Company entered into an agreement to systematically replace many of the Company’s existing minicell base stations with an equivalent quantity of current generation multi-carrier capable base stations, or modcells. As of the date of the agreement, the estimated useful life of each existing minicell base station was reduced to reflect the remaining number of months such assets will be in use prior to conversion, thereby accelerating depreciation expense. The impact of this change increased depreciation expense by approximately $2.4 million and $4.7 million for the three and six months ended June 30, 2004, respectively, and is estimated to increase depreciation expense by approximately $5.0 million and $0.7 million for the years ending December 31, 2004 and 2005, respectively. Under this agreement, all existing equipment will be deinstalled and the new equipment will be installed in the same locations and will include significantly upgraded technology. The Company is committed to convert 285 base stations during the years 2004 through 2006 at prices fixed in the agreement. The minimum annual cash payments required under this agreement are approximately $3.0 million, $4.6 million and $4.9 million for the years ending December 31, 2004, 2005 and 2006, respectively.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS AND DEBT RETIREMENTS

Long-term debt and capital lease obligations outstanding as of June 30, 2004 and December 31, 2003 were as follows:

	June 30, 2004	December 31, 2003
	(In Thousands)
9.875% senior notes	$270,000	$—
Less: discount	(4,529)	—
14% senior discount notes	31,473	48,180
Less: discount	(3,173)	(7,691)
14% senior subordinated discount notes	100,380	100,380
Less: discount	(10,147)	(16,050)
Less: additional discount for detachable warrants	(3,097)	(3,364)
14% Series B senior discount notes	—	14,515
Less: discount	—	(2,318)
Less: additional discount for detachable warrants	—	(3,730)
Senior secured credit facility	—	230,000
Capital lease obligations	5	81
Building mortgage and other long-term liabilities	3,351	3,453
Subtotal	384,263	363,456
Future cash flows associated with 14% senior discount notes for interest and other	25,204	41,417
Total long-term debt and capital lease obligations	409,467	404,873
Less: current maturities	219	8,209
Total long-term debt and capital lease obligations, excluding current maturities	$409,248	$396,664

First and Second Quarter 2003 Refinancings

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

Additionally, in a series of transactions during the second quarter of 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of 14% Subordinated Notes, and Operating Company issued approximately $1.7 million aggregate principal amount of additional 14% Series B Senior Notes. Under these private placement sales, the Company issued detachable warrants to purchase up to approximately 1.3 million shares of UbiquiTel’s common stock at an exercise price of $0.01 per share. In connection with these transactions, the Company wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized debt discount for detachable warrants related to the original issuance of the 14% Subordinated Notes, which reduced the gain resulting from the open market purchases. As a result of these transactions, the Company recorded a gain of approximately $3.9 million during the second quarter of 2003.

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

The 9.875% Senior Notes rank pari passu in right of payment to the 14% Senior Notes and senior to the 14% Subordinated Notes. Interest on the 9.875% Senior Notes will be payable semiannually beginning on September 1, 2004. The 9.875% Senior Notes are redeemable in whole or in part on or after March 1, 2007. Prior to March 1, 2007, up to 35% of the 9.875% Senior Notes are redeemable upon the occurrence of certain events. The indenture governing the 9.875% Senior Notes contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons. The indenture governing the 9.875% Senior Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy.  Operating Company is permitted to issue additional 9.875% Senior Notes under the indenture from time to time. On July 29, 2004, Operating Company completed a registered exchange offer involving the 9.875% Senior Notes, pursuant to which all of the outstanding 9.875% Senior Notes were exchanged for 9.875% Senior Notes that have been registered under the Securities Act of 1933.   The registered 9.875% Senior Notes are substantially identical to the unregistered 9.875% Senior Notes, except that certain transfer restrictions and registration rights do not apply to the registered 9.875% Senior Notes.

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

Use of Certain Terms

In 2003, we initiated a reseller program in which mobile virtual network operators (MVNOs) use our network and resell wireless service under a private label. Minutes and kilobytes are sold at wholesale rates. Virgin Mobile USA launched reseller service in the second quarter of 2003. Qwest Communications launched reseller service in the second quarter of 2004.  As of June 30, 2004, we had approximately 46,900 reseller subscribers. In this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding reseller subscribers.

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

As of June 30, 2004, we had approximately 365,900 subscribers excluding resellers and approximately 46,900 reseller subscribers, for a total subscriber base of approximately 412,800. As of June 30, 2004, our network covered approximately 7.9 million residents which represented approximately 79% of the licensed population in our markets.

As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS and for the period from our inception through October 31, 2003, Sprint PCS was entitled to receive 8.0% of collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. Effective November 1, 2003, Sprint is entitled to receive 8.0% of billed revenue less current period bad debts from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and outbound non-Sprint PCS roaming billed to subscribers based in our markets. We are responsible for building, owning and managing the portion of the PCS network located in our markets under the Sprint brand name. Our results of operations are dependent on Sprint PCS’ network and, to a lesser extent, on the networks of other PCS affiliates of Sprint.

As a PCS affiliate of Sprint, we purchase a full suite of support services from Sprint PCS including billing, customer care, collections and national platform services. We pay a monthly per subscriber rate for these services which is reset every three years. The initial period for the service rates ends December 31, 2006. We have access to these services during the term of our management agreement unless Sprint PCS provides us at least nine months’ advance notice of its intention to terminate any particular significant service. If Sprint PCS terminates service, our operations may be interrupted or restricted.

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

We recognize service revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, we deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which was estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately. For the six months ended June 30, 2004 and 2003, we recognized approximately $2.6 million and $2.3 million, respectively, of activation fee revenue. We have deferred approximately $5.2 million and $5.9 million of activation fee revenue and related costs as of June 30, 2004 and December 31, 2003, respectively, to future periods. We have determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables. Upon adoption of EITF 00-21, we discontinued deferring non-refundable, up-front activation fees and associated costs for our direct sales channels. Additionally, direct sales channel activation fees are now included in equipment revenues rather than service revenues in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. Approximately $1.0 million of activation fees were included in equipment revenues during the six months ended June 30, 2004.

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

Revenue and Cost Data Provided by Sprint:

We place substantial reliance on the timeliness, accuracy and sufficiency of certain revenue, accounts receivable and cost data provided by Sprint which we use in the preparation of our financial statements and financial disclosures. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. At times, we have been invoiced by Sprint for charges or paid at rates that we have believed to be contractually incorrect. We review all charges and payments from Sprint and dispute items if appropriate based upon our interpretation of our agreements with Sprint PCS. When Sprint does not timely notify us of charges that we have incurred or when we are invoiced for charges that we believe to be incorrect, we record estimates primarily based on our historical trends and our estimate of the amount which we believe we will remit to Sprint after the disputed item or items have been settled.

Valuation of Accounts Receivable and Inventories:

Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Under the Sprint PCS service plans, customers who do not meet certain credit criteria can nevertheless select any plan offered subject to an account spending limit, or ASL, to control credit exposure. Account spending limits range from $125 to $250 depending on the credit quality of the customer. Sub-prime subscribers are required to make a deposit ranging from $125 to $250 that can be credited against future billings. If these estimates are insufficient for any reason, our operating income and available cash would be reduced.

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

Analysis of the three months ended June 30, 2004 compared to the three months ended June 30, 2003

Customer Net Additions

As of June 30, 2004, we provided personal communications services to approximately 365,900 customers compared to approximately 291,800 customers as of June 30, 2003.  During the three months ended June 30, 2004, we added 16,900 net new subscribers compared to 17,600 net subscriber additions for the three months ended June

30, 2003.  The decrease was primarily attributable to higher deactivations due to a larger customer base, partially offset by an increase in gross additions.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended June 30, 2004 was approximately 2.7% compared to approximately 2.9% for the three months ended June 30, 2003.  The decrease in churn was primarily the result of the improvement in the credit quality of the overall customer base resulting in less service being discontinued involuntarily. At June 30, 2004, the overall mix of our customer base was 74% prime, 19% sub-prime with deposits and 7% sub-prime without deposits. At June 30, 2003, the overall mix of our customer base was 73% prime, 19% sub-prime with deposits and 8% sub-prime without deposits. As compared to 2003, we expect involuntary churn to continue to decline at a slower rate with continued improvement in the quality of our customer base. However, voluntary churn is expected to increase due to the availability of wireless number portability in all of our markets which started in May 2004.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly service revenue per customer, excluding wholesale revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended June 30, 2004 and 2003, our ARPU was approximately $58 and $58, respectively. ARPU was primarily impacted by increases in monthly recurring access charges and third generation services (3G) revenues, offset by a reduction in overage charge revenues attributable to a higher mix of customers on larger anytime minutes rate plans. We expect ARPU to decline marginally as billing for overage minutes continues to decrease. This reduction is expected to be partially offset by the continued increase in data revenue.

Cash Cost Per User (CCPU)

Cash cost per user summarizes the average monthly cash costs to provide digital wireless mobility communications services per customer.  CCPU is computed by dividing the sum of cost of service and operations and general and administrative expenses by the average subscribers for the period.  During the three months ended June 30, 2004 and 2003, our CCPU was approximately $43 and $46, respectively. The decrease in CCPU primarily resulted from lower network operating expenses and Sprint CCPU service fees on a per subscriber basis. The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base.  The reduction in Sprint CCPU service fees is due to the recent addendums to the services agreement between Sprint PCS and us. We expect CCPU to remain stable as future net additions enable us to spread fixed charges over a larger subscriber base, slightly offset by higher minutes and kilobytes of use by our customers using the Sprint PCS network outside of our markets.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded. The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $471 for the three months ended June 30, 2004 compared to approximately $452 for the three months ended June 30, 2003. The increase in CPGA was primarily due to a higher number of customer handset upgrades. We expect CPGA to range between $440 and $460 in 2004 due to significant competition coupled with our commitment to subscriber growth.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the three months ended June 30, 2004 and 2003 was approximately $62.0 million and $49.5 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and 3G data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers’ charges are dependent on their rate plans, based on the number of minutes and 3G data usage included in their plans. These plans generally reflect the terms of national plans offered by Sprint PCS. The increase in subscriber revenue was primarily attributable to the increases in our subscriber base and monthly recurring charges for access and 3G data, partially offset by a reduction in overage charge revenues attributable to a higher mix of customers on larger anytime minutes rate plans.

•            Reseller Revenue.  Reseller revenue is generated when a reseller subscriber uses our PCS network. During the second quarters of 2003 and 2004, we initiated reseller programs with Virgin Mobile and Qwest, respectively. Reseller revenue was approximately $1.4 million and $11,000 for the three months ended June 30, 2004 and 2003, respectively. During the remainder of 2004, we expect reseller revenue to increase at a rapid rate as we expect a significant increase in Qwest subscribers and minutes of use.

•                  Sprint PCS Travel Revenue.  Travel revenue is generated on a per minute rate or on a per kilobit rate when a Sprint PCS subscriber based outside our markets uses our network. An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area. During 2003 and the first six months of 2004, the travel rate per minute was $0.058. The average long distance rate per minute decreased from approximately $0.015 per minute during the three months ended June 30, 2003 to approximately $0.011 per minute during the three months ended June 30, 2004. During the first six months of 2003 and the first six months of 2004, the travel rate for data services was $0.0014 per kilobit of use and $0.002 per kilobit of use, respectively.

During the three months ended June 30, 2004, our network captured approximately 240.4 million system travel minutes with approximately 61% of those minutes generating long distance charges which resulted in approximately $15.5 million in travel revenue. During the three months ended June 30, 2003, our network captured approximately 157.2 million system travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $10.4 million in travel revenue. 3G data usage by Sprint PCS subscribers based outside our markets increased from approximately 327.6 million kilobytes, or approximately $0.4 million in travel revenues, during the three months ended June 30, 2003 to approximately 916.0 million kilobytes, or approximately $1.8 million in travel revenues, during the three months ended June 30, 2004. The increase in Sprint PCS travel revenue was primarily due to the increase in travel and long distance minutes of use and 3G data usage. We expect the annual growth rate for travel minutes and kilobytes to remain fairly constant throughout 2004.

•                  Non-Sprint PCS Roaming Revenue.  Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network. We earned approximately $4.7 million in non-Sprint PCS roaming revenue during the three months ended June 30, 2004 compared to approximately $3.1 million during the three months ended June 30, 2003.  Non-Sprint PCS roaming minutes increased from 21.7 million during the three months ended June 30, 2003 to 36.7 million during the three months ended June 30, 2004. The increase in roaming minutes represented a $2.1 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $0.5 million reduction of roaming revenue. We expect non-Sprint PCS roaming revenue growth rates to slow in the near- to medium-term.

•                  Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended June 30, 2004 and 2003 from equipment revenue totaled approximately $3.2 million and $2.6 million, respectively. The increase was primarily due to an increase in gross additions and the allocation of approximately $0.4 million of activation revenue to equipment revenue based on relative fair values in accordance with EITF 00-21, which we adopted on July 1, 2003.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $15.5 million during the three months ended June 30, 2004 compared to approximately $15.3 million during the three months ended June 30, 2003. For the three months ended June 30, 2003, we reclassified certain network operations expenses to operating expenses to conform with current year presentation, due to the changes in costs resulting from the amendment to our Sprint agreements in the fourth quarter of 2003. The increase was primarily due to an increase in radio communications site rent from an increase in the number of leased radio communications sites from June 30, 2003 to June 30, 2004, including co-location rents for the lease of space on towers sold in the fourth quarter of 2003.

•                  Sprint PCS Travel Expense.  We pay Sprint PCS travel fees on a per minute rate or on a per kilobit rate when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. During the three months ended June 30, 2004, our customers generated approximately 157.0 million travel minutes with approximately 61% of those minutes generating long distance charges which resulted in approximately $10.2 million in travel fees. During the three months ended June 30, 2003, our customers generated approximately 98.3 million travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $6.5 million in travel fees. 3G data usage by our customers outside our markets increased from approximately 201.1 million kilobytes, or approximately $0.3 million in travel fees, during the three months ended June 30, 2003, to approximately 555.3 million kilobytes, or approximately $1.1 million in travel fees, during the three months ended June 30, 2004. The increase in travel expense was attributable to the increase in our subscriber base and the overall minutes and kilobytes of use per subscriber.

•                  Non-Sprint PCS Roaming Expense.  We pay roaming fees to other wireless providers when our customers use their network. During the three months ended June 30, 2004, our customers generated approximately 3.5 million roaming minutes resulting in approximately $0.5 million in roaming fees. During the three months ended June 30, 2003, our customers generated approximately 2.1 million roaming minutes resulting in approximately $0.6 million in roaming fees. The decrease in roaming expense was attributable to a decrease in the average non-Sprint PCS roaming rate paid to other carriers partially offset by an increase in minutes.

•                  Bad Debt Expense.  Bad debt expense during the three months ended June 30, 2004 and 2003 was approximately $1.4 million and approximately $1.5 million, respectively. The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base and lower customer write-offs.

•                  Operating Expenses.  Operating expenses during the three months ended June 30, 2004 and 2003 were approximately $8.1 million and $7.4 million, respectively. Operating expenses included fees we paid to

Sprint PCS for the use of its support services, including billing and collections services and customer care. As noted above under network operations expenses, certain expenses were reclassified from network operations expenses to operating expenses for the three months ended June 30, 2003. The increase in operating expenses was primarily attributable to the increase in our subscriber base, offset by savings related to the amendments to the Sprint agreements effective in November 2003.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $8.9 million and $9.5 million during the three months ended June 30, 2004 and 2003, respectively.  The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. Handset subsidies on units sold by third parties totaled approximately $2.9 million and $3.4 million for the three months ended June 30, 2004 and 2003, respectively.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred selling and marketing expenses of approximately $15.9 million and $12.1 million during the three months ended June 30, 2004 and 2003, respectively. The increase in selling and marketing expenses was primarily attributable to the increases in gross additions and the number of customer handset upgrades.

General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $9.6 million and $7.7 million during the three months ended June 30, 2004 and 2003, respectively. General and administrative expenses included approximately $5.1 million and $4.0 million of management fee expense paid to Sprint PCS during the three months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses was primarily due to the increase in management fee expense resulting from the increase in our subscriber base.

Non-Cash Compensation for General and Administrative Matters

During the three months ended June 30, 2004 and 2003, non-cash compensation for general and administrative matters totaled approximately $0.2 million and $16,000, respectively.  We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity incentive plan.

In May 2002, we modified 1,220,800 options previously issued to employees and board members under our equity incentive plan to reduce the exercise price to $4.00 per share, which was $2.14 per share above the fair market value on the date of modification.  The modification reducing the exercise price of these stock options results in variable accounting for the options from the date of modification to the date the options are exercised, forfeited or expire unexercised.  Prior to the three months ended June 30, 2004, the fair market value of our common stock had not exceeded the modified exercise price and, as such, no compensation expense had been recorded prior to the three months ended June 30, 2004.  As of June 30, 2004, the market price per share of common stock was $4.22. Under variable accounting, compensation expense of $0.2 million was recognized in the three months ended June 30, 2004 for the excess of the common stock’s fair market value over the modification price on 1,027,500 stock options deemed vested.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended June 30, 2004 and 2003 totaled approximately $13.7 million and $10.6 million, respectively.  We depreciate our property and equipment using the straight-line method over four to 10 years.  A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 18 years.  Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value. The increase in depreciation, amortization and accretion expense was primarily due to the impact of accelerated depreciation of our existing minicell base stations resulting from our reduction of their estimated useful lives during the fourth quarter of 2003 totaling $2.4 million and increases in depreciation expense primarily resulting from network equipment additions during the second quarter of 2004. We expect accelerated depreciation expense of approximately $5.0 million and $0.7 million for the years ending December 31, 2004 and 2005, respectively, related to the reductions of the estimated useful lives of certain minicell base stations.

Interest Income

For the three months ended June 30, 2004 and 2003, interest income was approximately $0.1 million.  The interest income was generated from cash, cash equivalents and restricted cash balances.

Interest Expense

Interest expense totaled approximately $10.4 million and $7.0 million during the three months ended June 30, 2004 and 2003, respectively. Interest is accrued on our notes on a per annum basis at the stated interest rate. Interest on our senior secured credit facility during the three months ended June 30, 2003 was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. The increase in interest expense primarily resulted from our refinancing of the outstanding borrowings under our senior secured credit facility in the first quarter of 2004 with longer term higher fixed rate notes.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility and various note offerings, prior to any retirements of such debt.

Gain on Debt Retirements

In a series of transactions during the second quarter of 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of 14% senior subordinated discount notes due 2010 (“14% Subordinated Notes”), and Operating Company sold in private placements approximately $1.7 million aggregate principal amount of 14% Series B senior discount notes due 2008 (“14% Series B Senior Notes”). Under these private placement sales, UbiquiTel issued detachable warrants to purchase up to approximately 1.3 million shares of its common stock at an exercise price of $0.01 per share. In connection with these transactions, we wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized debt discount for detachable warrants related to the original issuance of the 14% Subordinated Notes, which reduced the gain resulting from the open market purchases. As a result of these transactions, we recorded a gain of approximately $3.9 million during the second quarter of 2003.

Income Taxes

For the three months ended June 30, 2004 and 2003, we recognized an income tax expense of approximately $80,000 and $0.4 million, respectively. Income tax expense for the three months ended June 30, 2004 and 2003 is comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income (Loss)

For the three months ended June 30, 2004 and 2003, respectively, our net loss was approximately $6.8 million and $8.9 million. We recognized gains on debt retirements of approximately $3.9 million for the three months ended June 30, 2003.

Analysis of the six months ended June 30, 2004 compared to the six months ended June 30, 2003

Customer Net Additions

During the six months ended June 30, 2004, we added 38,200 net new subscribers compared to 34,800 net new subscribers for the six months ended June 30, 2003.  We have increased our deposit requirements for sub-prime credit class customers in certain markets which is expected to slow net subscriber additions to be more comparable to the levels experienced in 2003.

Churn

Churn for the six months ended June 30, 2004 was approximately 2.9% compared to approximately 3.2% for the six months ended June 30, 2003.  The decrease in churn was primarily the result of the improvement in the credit quality of the overall customer base resulting in less service being discontinued involuntarily.

Average Revenue Per User (ARPU)

During the six months ended June 30, 2004 and 2003, our ARPU was approximately $57 and $56, respectively. The increase in ARPU primarily resulted from increases in monthly recurring access charges and third generation services (3G) revenues. This increase was offset primarily by a reduction in overage charge revenues attributable to a higher mix of customers on larger anytime minutes rate plans.

Cash Cost Per User (CCPU)

During the six months ended June 30, 2004 and 2003, our CCPU was approximately $43 and $46, respectively. The decrease in CCPU primarily resulted from lower network operating expenses and Sprint CCPU service fees on a per subscriber basis. The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base and the reduction in Sprint CCPU service fees due to the recent addendums to the services agreement between Sprint PCS and us, slightly offset by higher minutes and kilobytes of use by our customers using the Sprint PCS network outside of our markets.

Cost Per Gross Addition (CPGA)

CPGA was approximately $447 for the six months ended June 30, 2004 compared to approximately $442 for the six months ended June 30, 2003. The increase in CPGA was primarily due to a higher number of customer handset upgrades.

Revenues

•                       Subscriber Revenue.  Subscriber revenue during the six months ended June 30, 2004 and 2003 was approximately $118.5 million and $92.6 million, respectively. The increase in subscriber revenue was primarily attributable to the increases in our subscriber base and monthly recurring charges for access and 3G data, partially offset by a reduction in overage charge revenues attributable to a higher mix of customers on larger anytime minutes rate plans.

•                       Reseller Revenue.  Reseller revenue was approximately $2.3 million and $11,000 for the six months ended June 30, 2004 and 2003, respectively.

•                       Sprint PCS Travel Revenue.  During the six months ended June 30, 2004, our network captured approximately 452.1 million system travel minutes with approximately 61% of those minutes generating long distance charges which resulted in approximately $29.3 million in travel revenue. During the six months ended June 30, 2003, our network captured approximately 301.0 million system travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $20.5 million in travel revenue. 3G data usage by Sprint PCS subscribers based outside our markets increased from approximately 454.3 million kilobytes, or approximately $0.6 million in travel revenues, during the six months ended June 30, 2003 to approximately 1,634.1 million kilobytes, or approximately $3.3 million in travel revenues, during the six months ended June 30, 2004. The increase in Sprint PCS travel revenue was primarily due to the increase in travel and long distance minutes of use and 3G data usage.

•                       Non-Sprint PCS Roaming Revenue.  We earned approximately $9.4 million in non-Sprint PCS roaming revenue during the six months ended June 30, 2004 compared to approximately $6.0 million during the six months ended June 30, 2003.  Non-Sprint PCS roaming minutes increased from 41.3 million during the six months ended June 30, 2003 to 73.4 million during the six months ended June 30, 2004. The increase in roaming minutes represented a $4.6 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $1.2 million reduction of roaming revenue.

•                       Equipment Revenue.  Equipment revenue recorded during the six months ended June 30, 2004 and 2003 totaled approximately $7.1 million and $4.9 million, respectively. The increase was primarily due to an increase in gross additions, higher net handset retail prices charged to subscribers and the allocation of approximately $1.0 million of activation revenue to equipment revenue based on relative fair values in accordance with EITF 00-21.

Cost of Service and Operations

•                        Network Operations Expenses.  Network operations expenses totaled approximately $31.1 million during the six months ended June 30, 2004 compared to approximately $29.9 million during the six months ended June 30, 2003. For the six months ended June 30, 2003, we reclassified certain network operations expenses to operating expenses to conform with current year presentation, due to the changes in costs resulting from the amendment to our Sprint agreements in the fourth quarter of 2003. The increase was primarily due to an increase in radio communications site rent from an increase in the number of leased radio communications sites from June 30, 2003 to June 30, 2004, including co-location rents for the lease of space on towers sold in the fourth quarter of 2003.

•                  Sprint PCS Travel Expense.  During the six months ended June 30, 2004, our customers generated approximately 296.1 million travel minutes with approximately 61% of those minutes generating long distance charges which resulted in approximately $19.3 million in travel fees. During the six months ended June 30, 2003, our customers generated approximately 182.0 million travel minutes with approximately 65% of those minutes generating long distance charges which resulted in approximately $12.5 million in travel fees. 3G data usage by our customers outside our markets increased from approximately 281.2 million kilobytes, or approximately $0.4 million in travel fees, during the six months ended June 30, 2003, to approximately 1,049.1 million kilobytes, or approximately $2.1 million in travel fees, during the six months ended June 30, 2004. The increase in travel expense was attributable to the increase in our subscriber base and the overall minutes and kilobytes of use per subscriber.

•                  Non-Sprint PCS Roaming Expense.  During the six months ended June 30, 2004, our customers generated approximately 5.9 million roaming minutes resulting in approximately $0.9 million in roaming fees. During the six months ended June 30, 2003, our customers generated approximately 3.8 million roaming minutes resulting in approximately $1.1 million in roaming fees. The decrease in roaming expense was attributable to a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers partially offset by an increase in minutes.

•                  Bad Debt Expense.  Bad debt expense during the six months ended June 30, 2004 and 2003 was approximately $2.2 million and approximately $2.6 million, respectively. The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base and lower customer write-offs.

•                  Operating Expenses.  Operating expenses during the six months ended June 30, 2004 and 2003 were approximately $15.6 million and $14.5 million, respectively. As noted above under network operations expenses, certain expenses were reclassified from network operations expenses to operating expenses for the six months ended June 30, 2003. The increase in operating expenses was primarily attributable to the increase in our subscriber base, offset by savings related to the amendments to the Sprint agreements effective in November 2003.

Cost of Products Sold

Cost of products sold totaled approximately $18.1 million and $18.8 million during the six months ended June 30, 2004 and 2003, respectively.  Handset subsidies on units sold by third parties totaled approximately $5.7 million and $7.3 million for the six months ended June 30, 2004 and 2003, respectively.

Selling and Marketing

We incurred selling and marketing expenses of approximately $32.8 million and $24.2 million during the six months ended June 30, 2004 and 2003, respectively. The increase in selling and marketing expenses was primarily attributable to the increases in gross additions and the number of customer handset upgrades.

General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $18.9 million and $15.2 million during the six months ended June 30, 2004 and 2003, respectively. General and administrative expenses included approximately $10.0 million and $7.6 million of management fee expense paid to Sprint PCS during the six months ended June 30, 2004 and 2003, respectively. The increase in general and administrative expenses was primarily due to the increase in management fee expense resulting from the increase in our subscriber base.

Non-Cash Compensation for General and Administrative Matters

During the six months ended June 30, 2004 and 2003, non-cash compensation for general and administrative matters totaled approximately $0.2 million and $0.1 million, respectively.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the six months ended June 30, 2004 and 2003 totaled approximately $26.6 million and $23.7 million, respectively. The increase in depreciation, amortization and accretion expense was primarily due to the impact of accelerated depreciation of our existing minicell base stations resulting from our reduction of their estimated useful lives during the fourth quarter of 2003 totaling $4.7 million and increases in depreciation expense primarily resulting from network equipment additions during the first six months of 2004, offset by an approximate $2.8 million decrease in amortization expense attributable to the VIA Wireless subscriber base, which was fully amortized as of March 31, 2003.

Interest Income

For the six months ended June 30, 2004 and 2003, interest income was approximately $0.3 million.

Interest Expense

Interest expense totaled approximately $18.8 million and $17.2 million during the six months ended June 30, 2004 and 2003, respectively. The increase in interest expense primarily resulted from our refinancing of the outstanding borrowings under our senior secured credit facility in the first quarter of 2004 with longer term higher fixed rate notes, offset by lower average debt levels in the first quarter of 2004 as compared to the same quarter of 2003.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility and various note offerings, prior to any retirements of such debt.

Gain on Debt Retirements

During the first quarter of 2004, Operating Company issued $270.0 million in aggregate principal amount of 9.875% senior notes due March 1, 2011 (the “9.875% Senior Notes”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 9.875% Senior Notes were issued at a discount and generated approximately $265.3 million in proceeds. The proceeds were used to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million, and to purchase $16.7 million principal amount of its outstanding 14% senior discount notes due 2010 (“14% Senior Notes”) for approximately $15.9 million. The repayments of the senior secured credit facility and the 14% Series B Senior Notes and the purchase of the 14% Senior Notes resulted in a net gain on debt retirements of approximately $1.1 million, consisting of a loss on the purchase of the 14% Senior Notes of approximately $1.6 million, the write-off of deferred financing fees related to the senior secured credit facility and the 14% Series B Senior Notes of approximately $7.7 million, the write-off of unamortized debt discount for detachable warrants associated with the 14% Series B Senior Notes of approximately $3.6 million and costs of approximately $0.1 million related to the termination of the senior secured credit facility, net of a gain of approximately $14.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

During the first quarter of 2003, Operating Company consummated a private placement exchange of approximately $48.2 million aggregate principal amount of its 14% Senior Notes and approximately $9.6 million in cash for approximately $192.7 million aggregate principal amount of its outstanding 14% Subordinated Notes. Additionally, Operating Company consummated a related financing, in a private placement offering, of approximately $12.8 million aggregate principal amount of 14% Series B Senior Notes in which we received cash proceeds of approximately $9.6 million to fund the cash portion of the exchange. Under the financing, UbiquiTel issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share. We followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” and EITF Issue No. 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15,” in recording the private placement exchange transaction in the first quarter of 2003. These provisions require that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest) specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on our balance sheet as long-term liabilities and were valued at approximately $81.9 million as of the transaction date. As a result, no interest expense related to the 14% Senior Notes will be recognized in future periods. In the first quarter of 2003, we recognized a gain of approximately $39.0 million as a result of the private placement exchange in addition to the $3.9 million gain recognized in the three months ended June 30, 2004, for a total gain during the six months ended June 30, 2004 of $42.9 million.

Income Taxes

For the six months ended June 30, 2004 and 2003, we recognized an income tax expense of approximately $0.2 million and $0.4 million, respectively. Income tax expense for the six months ended June 30, 2004 and June 30, 2003 is comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income (Loss)

For the six months ended June 30, 2004, our net loss was approximately $15.4 million and for the six months ended June 30, 2003, our net income was approximately $7.3 million. We recognized gains on debt retirements of approximately $1.1 million and $42.9 million for the six months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003, we generated approximately $14.5 million of positive cash flow from operating activities.  In the six months ended June 30, 2004, we generated approximately $23.3 million of positive cash flow from operating activities.

Completion of our PCS network has required substantial capital.  Although we have essentially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $20 to $25 million annually for capacity enhancements and coverage improvements. Capital expenditures for the six months ended June 30, 2004 totaled approximately $16.4 million. In the second quarter of 2004, Sprint announced its intention to deploy the next generation of CDMA technology known as EVDO in a portion of its network over the next 18 months. EVDO technology is expected to generate higher network data speeds and allow the introduction of new data products and features. While Sprint will not require the implementation of EVDO by us or its other PCS affiliates, during the second half of 2004 we intend to analyze the business case for the implementation of EVDO in portions of our network. If we decide to implement EVDO in portions of our network, we expect to be able to fund capital expenditures necessary for the EVDO technology deployment through cash flows from our operating activities, and presently do not anticipate the need to raise additional capital to fund such expenditures.

On February 23, 2004, Operating Company issued $270.0 million in aggregate principal amount of the 9.875% Senior Notes at a discount and generated approximately $265.3 million in proceeds. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes. The proceeds were used to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.7 million principal amount of its outstanding 14% Senior Notes for approximately $15.9 million. Under the indenture governing the 9.875% Senior Notes, Operating Company is permitted to issue additional notes from time to time. On July 29, 2004, Operating Company completed a registered exchange offer involving the 9.875% Senior Notes, pursuant to which all of the outstanding 9.875% Senior Notes were exchanged for 9.875% Senior Notes that have been registered under the Securities Act of 1933.  The registered 9.875% Senior Notes are substantially identical to the unregistered 9.875% Senior Notes, except that certain transfer restrictions and registration rights do not apply to the registered 9.875% Senior Notes.

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

As of June 30, 2004, we had approximately $58.3 million in cash, cash equivalents and restricted cash, and working capital of approximately $49.8 million. Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through June 30, 2005 and into the foreseeable future.

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

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; capital leases; purchase obligations; the building mortgage and other long-term liabilities; the 14% Subordinated Notes; the 14% Senior Notes; and the 9.875% Senior Notes.  The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of June 30, 2004 (dollars in thousands):

	Payments due by period ending June 30:
Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Operating leases(1)	$69,998	$17,292	$22,359	$12,989	$17,358
Capital leases	5	5	—	—	—
Purchase obligations(2)	9,572	2,328	7,244	—	—
Building mortgage and other long-term liabilities	3,351	214	477	548	2,112
14% subordinated notes(3)	100,380	—	—	—	100,380
14% senior notes(3)	31,473	—	—	—	31,473
9.875% senior notes(3)	270,000	—	—	—	270,000
	$484,779	$19,839	$30,080	$13,537	$421,323

(1)                                  Does not include payments due under renewals to the original lease term.

(2)                                  Operating Company is committed to convert 285 base stations during the years 2004 through 2006 at prices fixed in an agreement with a third party.

(3)                                  Total repayments, excluding interest payments, are based on borrowings outstanding as of June 30, 2004.

There are provisions in each of the indentures governing the 14% Subordinated Notes, 14% Senior Notes  and 9.875% Senior Notes that provide for an acceleration of repayment upon an event of default, as defined in the respective agreements.

Analysis of Cash Flows

Net cash provided by operating activities was approximately $23.3 million and $10.5 million for the six months ended June 30, 2004 and 2003, respectively.  The increase in cash provided by operating activities was primarily due to the reduction in operating loss offset by increases in accounts receivable and prepaid and other assets.

Net cash used in investing activities was approximately $16.4 million and $7.1 million for the six months ended June 30, 2004 and 2003, respectively.  The increase resulted from higher capital expenditures for switch capacity upgrades and cash payments for the purchase of current generation multi-carrier capable base stations pursuant to our plan to replace our existing minicell base stations.

Net cash used in financing activities for the six months ended June 30, 2004 was approximately $7.0 million, consisting primarily of the reduction in the book cash overdraft of approximately $5.7 million, financing costs incurred in connection with our January 2004 amendment to modify certain covenants of our senior secured credit facility of approximately $0.4 million and capital lease and other long-term debt payments of approximately $0.2 million. As discussed above, the proceeds from the issuance of the 9.875% Senior Notes in February 2004 were used to repay outstanding borrowings plus accrued interest due under the senior secured credit facility, to redeem outstanding 14% Series B Senior Notes, to purchase a portion of the outstanding 14% Senior Notes and to pay all financing fees associated with the refinancing. Net cash used in financing activities for the six months ended June 30, 2003 was approximately $19.2 million, consisting primarily of a $15.0 million repayment under the senior secured credit facility, $4.2 million in financing costs directly associated with the issuance of the Series B Notes, the debt-for-debt exchange offer and open market note purchases and $0.4 million of capital lease and other long-term debt payments.

Factors That May Affect Operating Results and Liquidity

In addition to the risk factors referred to in the “Forward-Looking Statements” section of this Item 2, the following risk factors could materially and adversely affect our future operating results and liquidity and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

We may not be able to sustain our growth or obtain sufficient revenue to achieve and sustain profitability. If the current trend of slower net customer growth is more rapid than we anticipate, it will lower the expected amount of positive cash flow from operating activities less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. For the three months ended June 30, 2004, approximately $14.1 million of cash flow was provided by operating activities. Our business projections reflect continuing growth in our subscriber base and a reduction and eventual elimination of net losses. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term but provide greater cash flows in later periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in higher cash provided in the near term but provide lower cash flows in later periods.

We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides a semi-annual evaluation of these controls to us by engaging its independent auditors to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. Although we are not presently aware of any material errors affecting us, errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, if we or any other PCS affiliate of Sprint find significant errors in information provided by Sprint which causes a restatement of financial statements or otherwise affects us, investors and the investment community may lose confidence in us. Should Sprint fail to deliver timely, accurate and sufficient information, this could lead to a greater degree of uncertainty in our business and financial planning and may lead to adverse short-term decisions. In addition, the failure of Sprint to remit current or future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law.

The FCC mandated that wireless carriers provide for wireless local number portability (“WLNP”) by November 24, 2003 in certain markets, and by May 24, 2004 in the remaining markets. Local number portability allows subscribers to keep their wireless phone number when switching to a different service provider. Number portability could potentially increase churn, which could lower our revenues. We may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability and our liquidity. WLNP had no material impact on our results for the year ended December 31, 2003 or the six months ended June 30, 2004.

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

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU), cash cost per user (CCPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended June 30, 2004 compared to the three months ended June 30, 2003,” and the following tables reconcile the non-GAAP financial measures with our unaudited consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Average revenue per user (ARPU)
Service revenue	$85,489,000	$63,428,000	$162,927,000	$119,672,000
Less: Wholesale revenue	(23,515,000)	(13,906,000)	(44,382,000)	(27,079,000)
Subscriber revenue	$61,974,000	$49,522,000	$118,545,000	$92,593,000

Average subscribers	357,800	282,600	348,100	273,800

ARPU	$58	$58	$57	$56

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cash cost per user (CCPU)
Cost of service and operations (excluding depreciation)	$36,885,000	$31,557,000	$71,133,000	$60,958,000
Add: General and administrative expenses	9,621,000	7,748,000	18,861,000	15,222,000
Total cash costs	$46,506,000	$39,305,000	$89,994,000	$76,180,000

Average subscribers	357,800	282,600	348,100	273,800

CCPU	$43	$46	$43	$46

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Cost per gross addition (CPGA)
Selling and marketing	$15,852,000	$12,079,000	$32,829,000	$24,160,000
Add: Cost of products sold	8,919,000	9,504,000	18,134,000	18,805,000
Less: Equipment revenue	(3,192,000)	(2,618,000)	(7,064,000)	(4,857,000)
CPGA costs	$21,579,000	$18,965,000	$43,899,000	$38,108,000

Gross additions	45,800	42,000	98,300	86,300

CPGA	$471	$452	$447	$442

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. All of the interest rates on our notes are fixed. Consequently, we have not entered into derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating. No principal repayments on our notes are due within the next five years.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, has conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15 (e)) as of June 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004.

We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS affiliates of Sprint.  To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70. This report is provided semi-annually to us.

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

UbiquiTel’s 2004 Annual Meeting of Shareholders (the “Annual Meeting”) was held on May 14, 2004 in Conshohocken, Pennsylvania to vote on the election of three Class I directors, each for a three-year term ending in 2007.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, and there was no solicitation in opposition to UbiquiTel’s solicitation.

The holders of record of an aggregate of 77,100,707 shares of common stock, out of 92,579,141 shares outstanding on the record date for the Annual Meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the Annual Meeting.

All nominees for Class I directors, James E. Blake, Peter Lucas and Bruce E. Toll, were elected, with voting as detailed below:

Director Nominee	Votes For	Votes Against
James E. Blake	76,213,926	886,781
Peter Lucas	72,246,603	4,854,104
Bruce E. Toll	76,184,876	915,831

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)                                  Reports on Form 8-K

During the quarter ended June 30, 2004, one report on Form 8-K was furnished:

Date	Item Reported On
April 28, 2004	Item 12. Results of Operations and Financial Condition. On April 28, 2004, UbiquiTel Inc. announced its operating and financial results for the quarter ended March 31, 2004.

(b)                                  Exhibits:

Exhibit No.	Description

10.1

Addendum IX dated July 31, 2004 to Sprint PCS Management Agreement and Sprint PCS Services Agreement by and between Sprint Spectrum L.P., Wireless Co., L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P. and Sprint PCS License, L.L.C., and UbiquiTel Operating Company.

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

CO-REGISTRANTS:

UBIQUITEL INC.
UBIQUITEL OPERATING COMPANY

	By	: /s/ DONALD A. HARRIS
Donald A. Harris
Chairman of the Board, President
and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ JAMES J. VOLK
James J. Volk
Chief Financial Officer
(Principal Financial and Accounting Officer)

August 6, 2004