Form 10-Q
period 2004-09-30
UBIQUITEL INC
filed 2004-11-08
CIK 1108487

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

There were 92,892,520 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at November 5, 2004.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at November 5, 2004, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended September 30, 2004

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of September 30, 2004 and
December 31, 2003
Consolidated Statements of Operations for the three and nine months ended
September 30, 2004 and 2003
Consolidated Statements of Cash Flows for the nine months ended
September 30, 2004 and 2003
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Explanatory Note:

The Consolidated Financial Statements included herein are those of UbiquiTel Inc. (“UbiquiTel”).  The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 9.875% senior notes due 2011, 14% senior subordinated discount notes due 2010 and 14% senior discount notes due 2010 (collectively, the “Notes”).  UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the Notes.  UbiquiTel has no operations separate from its investment in Operating Company.  Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Notes 5, 6 and 7 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “UbiquiTel” means, collectively UbiquiTel, Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	September 30, 2004	December 31, 2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$67,038	$57,225
Restricted cash	1,137	3,562
Accounts receivable, net of allowance for doubtful accounts of $3,226 at September 30, 2004 and $2,722 at December 31, 2003	22,591	19,614
Inventory	3,141	3,408
Prepaid expenses and other assets	19,990	15,848
Income tax receivable	76	217
Total current assets	113,973	99,874
PROPERTY AND EQUIPMENT, NET	242,458	259,556
CONSTRUCTION IN PROGRESS	5,654	5,045
DEFERRED FINANCING COSTS, NET	8,339	8,918
GOODWILL	38,138	38,138
OTHER INTANGIBLE ASSETS, NET	65,641	68,869
OTHER LONG-TERM ASSETS	2,662	3,004
Total assets	$476,865	$483,404
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$218	$8,209
Accounts payable	8,642	3,633
Book cash overdraft	—	5,671
Accrued expenses	17,156	16,591
Accrued compensation and benefits	3,911	3,978
Interest payable	2,222	1,563
Taxes payable	3,909	4,049
Deferred revenue	12,275	11,347
Other	1,896	4,110
Total current liabilities	50,229	59,151
LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS, EXCLUDING CURRENT MATURITIES	412,517	396,664
OTHER LONG-TERM LIABILITIES	9,429	9,369
Total long-term liabilities	421,946	406,033
Total liabilities	472,175	465,184
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2004 and December 31, 2003	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 92,850 and 92,579 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	46	46
Additional paid-in capital	300,264	299,955
Accumulated deficit	(295,620)	(281,781)
Total stockholders’ equity	4,690	18,220
Total liabilities and stockholders’ equity	$476,865	$483,404

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
REVENUES:
Service revenue	$94,428	$69,289	$257,355	$188,961
Equipment revenue	3,320	3,504	10,384	8,361
Total revenues	97,748	72,793	267,739	197,322
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	37,886	29,984	109,020	90,942
Cost of products sold	10,340	10,721	28,473	29,526
Selling and marketing	17,132	13,095	49,961	37,255
General and administrative expenses excluding non-cash compensation charges	9,120	7,876	27,981	23,098
Non-cash compensation for general and administrative matters	(226)	47	—	157
Depreciation, amortization and accretion	11,369	11,032	38,004	34,690
Total costs and expenses	85,621	72,755	253,439	215,668
OPERATING INCOME (LOSS)	12,127	38	14,300	(18,346)
INTEREST INCOME	207	146	482	483
INTEREST EXPENSE	(10,453)	(6,989)	(29,253)	(24,147)
GAIN ON DEBT RETIREMENTS	—	—	1,109	42,872
INCOME (LOSS) BEFORE INCOME TAXES	1,881	(6,805)	(13,362)	862
INCOME TAX EXPENSE	(325)	(200)	(477)	(569)
NET INCOME (LOSS)	$1,556	$(7,005)	$(13,839)	$293

NET INCOME (LOSS) PER SHARE:
BASIC	$0.02	$(0.08)	$(0.15)	$0.00
DILUTED	$0.02	$(0.08)	$(0.15)	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	92,812	90,687	92,703	84,952
DILUTED	96,825	90,687	92,703	93,478

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(13,839)	$293
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	1,073	1,386
Amortization of debt discount	811	995
Amortization of intangible assets	3,228	5,982
Depreciation and accretion	34,776	28,709
Interest accrued on discount notes	9,253	12,040
Non-cash compensation from stock options granted to employees	—	157
Deferred income taxes	231	—
Loss on sale of equipment	119	31
Gain on debt retirements	(1,109)	(42,872)
Interest earned on restricted cash balances	(12)	(16)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	(2,977)	505
Inventory	267	385
Prepaid expenses and other assets	(3,807)	(865)
Income tax receivable	141	8,567
Accounts payable and accrued expenses	7,120	2,392
Net cash provided by operating activities	35,275	17,689
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,522)	(12,741)
Net cash used in investing activities	(18,522)	(12,741)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under senior secured credit facility	(230,000)	(15,000)
Proceeds from issuance of 9.875% senior notes	265,302	—
Proceeds from issuance of 14% Series B senior discount notes	—	10,914
Cash payments for amount of 14% senior subordinated discount notes exchanged	—	(10,701)
Repayment of 14% Series B senior discount notes	(12,478)	—
Purchase of 14% senior discount notes	(15,872)	—
Financing costs	(8,296)	(4,573)
Change in book cash overdraft	(5,671)	—
Proceeds from issuance of common stock	176	32
Proceeds from exercise of stock options and warrants	133	147
Repayment of capital lease obligations and other long-term liabilities	(234)	(548)
Net cash used in financing activities	(6,940)	(19,729)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,813	(14,781)
CASH AND CASH EQUIVALENTS, beginning of period	57,225	73,481
CASH AND CASH EQUIVALENTS, end of period	$67,038	$58,700
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,553	$9,726
Cash paid for taxes	27	318

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles.  In the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments that are considered necessary for a fair presentation of the Company’s interim results.  Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2003 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2003.

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

Stock-Based Compensation

At September 30, 2004, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan.  The employee stock purchase plan was suspended effective with the offering period beginning January 1, 2003 and resumed effective with the offering period beginning January 1, 2004. Under the terms of the employee stock purchase plan, during a calendar year there are four quarterly offering periods, beginning January 1, April 1, July 1 and October 1, during which eligible employees can participate. The stock purchase price is the lower of 85% of fair market value of the common stock on the first business day of the offering period or 85% of the fair market value of the common stock on the last business day of the offering period. The Company accounts for these plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

In May 2002, the Company modified 1,220,800 options previously issued to employees and board members under its equity incentive plan to reduce the exercise price to $4.00 per share, which was $2.14 per share above the fair market value on the date of modification.  The modification reducing the exercise price of these stock options results in variable accounting for the options from the date of modification to the date the options are exercised, forfeited or expire unexercised.  Under variable accounting, compensation expense of $0.2 million was recognized in the six months ended June 30, 2004 for the excess of the common stock’s fair market value over the modification price on 1,027,500 stock options deemed vested. As of September 30, 2004, the market price per share of common stock was $4.00, resulting in a reduction in compensation expense of approximately $0.2 million for the three months ended September 30, 2004.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation.”

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$1,556	$(7,005)	$(13,839)	$293
Add: stock-based employee compensation expense included in reported net income (loss), net of related tax	(226)	47	—	157
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(328)	(561)	(1,447)	(1,660)
Pro forma net income (loss)	$1,002	$(7,519)	$(15,286)	$(1,210)

Basic net income (loss) per share:
As reported	$0.02	$(0.08)	$(0.15)	$0.00
Pro forma	$0.01	$(0.08)	$(0.16)	$(0.01)

Diluted net income (loss) per share:
As reported	$0.02	$(0.08)	$(0.15)	$0.00
Pro forma	$0.01	$(0.08)	$(0.16)	$(0.01)

Other Intangible Assets

Other intangible assets were approximately $65.6 million and $68.9 million, net of accumulated amortization expense of approximately $13.5 million and $10.3 million as of September 30, 2004 and December 31, 2003, respectively. Other intangible assets represents the estimated value of VIA Wireless’ Sprint PCS management agreement and is amortized on a straight-line basis over its estimated useful life of 18 years.  Amortization expense for other intangible assets was approximately $1.1 million for the three months ended September 30, 2004 and 2003 and approximately $3.2 million for the nine months ended September 30, 2004 and 2003.

Estimated future amortization expense of intangible assets for the next five years at September 30, 2004 is as follows:

Years Ending December 31,	(In Thousands)

2004	$1,076
2005	4,304
2006	4,304
2007	4,304
2008	4,304

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

In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company) entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) (“Operating Company”), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, UbiquiTel amended its management agreement with Sprint PCS to expand its markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with UbiquiTel’s acquisition of VIA Wireless LLC, UbiquiTel amended its management agreement with Sprint PCS to expand its markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless Basic Trading Areas covering the central valley of California market. On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, Operating Company amended its management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing its licensed resident population in its markets to approximately 10.0 million.

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

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$1,556	$(7,005)	$(13,839)	$293
Average common shares outstanding	92,812	90,687	92,703	84,952
Basic	$0.02	$(0.08)	$(0.15)	$0.00

Diluted
Net income (loss)	$1,556	$(7,005)	$(13,839)	$293
Average common shares outstanding	92,812	90,687	92,703	84,952
Effect of:
Dilutive options	4,013	—	—	1,185
Dilutive securities	—	—	—	7,341
Average common shares outstanding assuming dilution	96,825	90,687	92,703	93,478

Diluted	$0.02	$(0.08)	$(0.15)	$0.00

The following table summarizes the securities that are excluded from the income (loss) per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock options	6,000	6,658,300	7,994,550	2,115,800
Warrants	3,665,183	3,665,183	3,665,183	3,665,183
Total	3,671,183	10,323,483	11,659,733	5,780,983

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
Network equipment	$340,662	$330,738
Vehicles	1,442	1,381
Furniture and office equipment	4,945	4,727
Computer equipment and software	8,222	7,687
Leasehold improvements	4,074	4,196
Land	130	130
Buildings	4,670	4,670
	364,145	353,529
Accumulated depreciation	(121,687)	(93,973)
Property and equipment, net	$242,458	$259,556

Depreciation expense was approximately $10.2 million and $9.8 million for the three months ended September 30, 2004 and 2003, respectively, and approximately $34.7 million and $28.6 million for the nine months ended September 30, 2004 and 2003, respectively.

In the fourth quarter of 2003, the Company entered into an agreement to systematically replace many of the Company’s existing minicell base stations with an equivalent quantity of current generation multi-carrier capable base stations, or modcells. As of the date of the agreement, the estimated useful life of each existing minicell base station was reduced to reflect the remaining number of months such assets will be in use prior to conversion, thereby accelerating depreciation expense. The impact of this change increased depreciation expense by approximately $0.1 million and $4.8 million for the three and nine months ended September 30, 2004, respectively, and is estimated to increase depreciation expense by approximately $5.0 million and $0.7 million for the years ending December 31, 2004 and 2005, respectively.

5. LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS AND DEBT RETIREMENTS

Long-term debt and capital lease obligations outstanding as of September 30, 2004 and December 31, 2003 were as follows:

	September 30, 2004	December 31, 2003
	(In Thousands)
9.875% senior notes	$270,000	$—
Less: discount	(4,407)	—
14% senior discount notes	31,473	48,180
Less: discount	(2,211)	(7,691)
14% senior subordinated discount notes	100,380	100,380
Less: discount	(7,078)	(16,050)
Less: additional discount for detachable warrants	(2,963)	(3,364)
14% Series B senior discount notes	—	14,515
Less: discount	—	(2,318)
Less: additional discount for detachable warrants	—	(3,730)
Senior secured credit facility	—	230,000
Capital lease obligations	—	81
Building mortgage and other long-term liabilities	3,299	3,453
Subtotal	388,493	363,456
Future cash flows associated with 14% senior discount notes for interest and other	24,242	41,417
Total long-term debt and capital lease obligations	412,735	404,873
Less: current maturities	218	8,209
Total long-term debt and capital lease obligations, excluding current maturities	$412,517	$396,664

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

The 9.875% Senior Notes rank pari passu in right of payment to the 14% Senior Notes and senior to the 14% Subordinated Notes. Interest on the 9.875% Senior Notes will be payable semiannually beginning on September 1, 2004. The 9.875% Senior Notes are redeemable in whole or in part on or after March 1, 2007. Prior to March 1, 2007, Operating Company may redeem up to 35% of the aggregate principal amount of the 9.875% Senior Notes with net cash proceeds of a sale of its equity or a contribution to its common equity capital, provided that at least 65% of the principal amount of 9.875% Senior Notes originally issued under the indenture remains outstanding after giving effect to such redemption and such redemption occurs within 45 days of the date of such sale of equity interests or contribution. The indenture governing the 9.875% Senior Notes contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons. The indenture governing the 9.875% Senior Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy.  Operating Company is permitted to issue additional 9.875% Senior Notes under the indenture from time to time (see Note 7). On July 29, 2004, Operating Company completed a registered exchange offer involving the 9.875% Senior Notes, pursuant to which all of the outstanding 9.875% Senior Notes were exchanged for 9.875% Senior Notes that have been registered under the Securities Act. The registered 9.875% Senior Notes are substantially identical to the unregistered 9.875% Senior Notes, except that certain transfer restrictions and registration rights do not apply to the registered 9.875% Senior Notes.

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

The Company may from time to time purchase outstanding 14% Subordinated Notes, 14% Senior Notes and 9.875% Senior Notes in the open market, in privately negotiated transactions or otherwise in accordance with its debt instruments and applicable law (see Note 7).

6.  WHOLLY-OWNED OPERATING SUBSIDIARY

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 14% Subordinated Notes, the 14% Senior Notes and the 9.875% Senior Notes (see Note 5). UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

7.  SUBSEQUENT EVENT

On October 14, 2004, Operating Company completed a financing of an additional $150.0 million aggregate principal amount of 9.875% Senior Notes in a transaction exempt from the registration requirements of the Securities Act. These 9.875% Senior Notes are of the same class as the previously outstanding $270.0 million aggregate principal amount of 9.875% Senior Notes and were issued at a price of 103.5% generating cash proceeds of approximately $155.3 million.

Operating Company used approximately $139.3 million of these cash proceeds to fund the cash tender offer and consent solicitation for its outstanding 14% Subordinated Notes and 14% Senior Notes. Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted. The amendments to the indentures governing the 14% Subordinated Notes and the 14% Senior Notes eliminating substantially all of the indentures’ restrictive covenants and certain of their events of default became effective on October 14, 2004.  There are approximately $32,000 aggregate principal amount of 14% Senior Notes that remain outstanding.   Operating Company expects to use a portion of the remaining cash proceeds from the offering necessary to repurchase and retire, to defease or to redeem all of these notes.

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

Use of Certain Terms

In 2003, we initiated a reseller program in which mobile virtual network operators (MVNOs) use our network and resell wireless service under a private label. Minutes and kilobytes are sold at wholesale rates. Virgin Mobile USA launched reseller service in the second quarter of 2003. Qwest Communications launched reseller service in the second quarter of 2004. As of September 30, 2004, we had approximately 78,200 reseller subscribers. In this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding reseller subscribers.

Overview

UbiquiTel Inc. and Subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services (“PCS”) in certain defined midsize markets in the western and midwestern United States.

In October 1998, UbiquiTel L.L.C. entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (“Operating Company”) was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless Basic Trading Areas covering the central valley of California market. On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.0 million.

As of September 30, 2004, we had approximately 383,400 subscribers excluding resellers and approximately 78,200 reseller subscribers, for a total subscriber base of approximately 461,600. As of September 30, 2004, our network covered approximately 7.9 million residents which represented approximately 79% of the licensed population in our markets.

As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS and for the period from our inception through October 31, 2003, Sprint PCS was entitled to receive 8.0% of collected revenue from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. Effective November 1, 2003, Sprint is entitled to receive 8.0% of billed revenue less current period bad debts, net of bad debt recoveries, from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and outbound non-Sprint PCS roaming billed to subscribers based in our markets. We are responsible for building, owning and managing the portion of the PCS network located in our markets under the Sprint brand name. Our results of operations are dependent on Sprint PCS’ network and, to a lesser extent, on the networks of other PCS affiliates of Sprint.

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

We recognize service revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, we deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which was estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately. For the nine months ended September 30, 2004 and 2003, we recognized approximately $3.8 million and $3.6 million, respectively, of activation fee revenue. We have deferred approximately $4.9 million and $5.9 million of activation fee revenue and related costs as of September 30, 2004 and December 31, 2003, respectively, to future periods. We have determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables, as defined in EITF 00-21. Upon adoption of EITF 00-21, non-refundable, up-front activation fees billed in our direct sales channel are now included in equipment revenue rather than service revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. As the total fair value of the handsets sold in direct sales channels consistently exceeds the aggregate activation fees and handset proceeds received from our subscribers, our adoption of EITF 00-21 has resulted in our no longer deferring activation fees and, therefore, no longer deferring incremental direct activation costs for direct sales channel revenue arrangements. Approximately $1.4 million of activation fees were included in equipment revenue during the nine months ended September 30, 2004.

We record Sprint PCS travel revenue on a per minute rate for voice services and on a per kilobit rate for data services when Sprint PCS subscribers based outside our markets use our network. We record non-Sprint PCS roaming revenue when non-Sprint PCS subscribers use our network. We record reseller revenue when reseller subscribers use our network.

Equipment revenue consists of proceeds from sales of handsets and accessories which are recorded at the time of sale. Revenues from sales of handsets and accessories represent a separate earnings process from service revenue because sales of handsets and accessories do not require customers to subscribe to wireless services. Beginning July 1, 2003 in accordance with EITF 00-21, equipment revenue also includes an allocation of the arrangement consideration from activation revenue received as part of revenue arrangements with multiple deliverables.

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

Analysis of the three months ended September 30, 2004 compared to the three months ended September 30, 2003

Customer Net Additions

As of September 30, 2004, we provided personal communications services to approximately 383,400 customers compared to approximately 305,000 customers as of September 30, 2003.  During the three months ended

September 30, 2004, we added 17,500 net new subscribers compared to 13,200 net subscriber additions for the three months ended September 30, 2003.  The increase was primarily attributable to increases in our points of exclusive distribution.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended September 30, 2004 was approximately 2.9% compared to approximately 3.4% for the three months ended September 30, 2003.  The decrease in churn was primarily the result of the improvement in the credit quality of the overall customer base resulting in less service being discontinued involuntarily. At September 30, 2004, the overall mix of our customer base was 75% prime, 19% sub-prime with deposits and 6% sub-prime without deposits. At September 30, 2003, the overall mix of our customer base was 73% prime, 20% sub-prime with deposits and 7% sub-prime without deposits. We expect involuntary churn to continue to decline with continued improvement in the quality of our customer base.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly service revenue per customer, excluding wholesale revenue. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended September 30, 2004 and 2003, our ARPU was approximately $58. ARPU increased slightly and was primarily impacted by an increase in third generation services (3G) revenues of approximately $2 per user, offset by a reduction in overage charge revenues attributable to a higher mix of customers on larger anytime minutes rate plans of approximately $2 per user. We expect ARPU to decline marginally as billing for overage minutes continues to decrease. This reduction is expected to be partially offset by the continued increase in data revenue.

Cash Cost Per User (CCPU)

Cash cost per user summarizes the average monthly cash costs to provide digital wireless mobility communications services per customer.  CCPU is computed by dividing the sum of cost of service and operations and general and administrative expenses by the average subscribers for the period.  During the three months ended September 30, 2004 and 2003, our CCPU was approximately $42. Included in CCPU for the three months ended September 30, 2003 was an approximate $4 credit per subscriber resulting from an adjustment of approximately $3.2 million relating to the resolution of disputed charges with Sprint PCS. Excluding the $4 credit per subscriber, the decrease in CCPU primarily resulted from lower network operating and general administrative expenses of approximately $3 per subscriber and Sprint CCPU service fees on a per subscriber basis of approximately $1 per subscriber. The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base. The reduction in Sprint CCPU service fees is due to the recent addendums to the services agreement between Sprint PCS and us. We expect CCPU to remain stable as future net additions enable us to spread fixed charges over a larger subscriber base, slightly offset by higher minutes and kilobytes of use by our customers using the Sprint PCS network outside of our markets.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded. The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $488 for the three months ended September 30, 2004 compared to approximately $466 for the three months ended September 30, 2003. The increase in CPGA was primarily due to a higher number of customer handset upgrades. We expect CPGA to range between $440 and $460 in 2004.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the three months ended September 30, 2004 and 2003 was approximately $65.3 million and $51.6 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and 3G data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers’ charges are dependent on their rate plans, based on the number of minutes and 3G data usage included in their plans. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base of approximately $13.3 million and the increase in our average revenue per user (ARPU) of approximately $0.4 million.

•                  Reseller Revenue.  Reseller revenue is generated when a reseller subscriber uses our PCS network. During the second quarters of 2003 and 2004, we initiated reseller programs with Virgin Mobile and Qwest, respectively. Reseller revenue was approximately $3.7 million and $59,000 for the three months ended September 30, 2004 and 2003, respectively. The increase in reseller revenue was primarily due to the increase of reseller subscribers from 8,300 as of September 30, 2003 to 78,200 as of September 30, 2004. During the remainder of 2004, we expect reseller revenue to increase as we expect an additional increase in Qwest subscribers’ minutes of use.

•                  Sprint PCS Travel Revenue.  Travel revenue is generated on a per minute rate or on a per kilobit rate when a Sprint PCS subscriber based outside our markets uses our network. An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area. During 2003 and the first nine months of 2004, the travel rate per minute was $0.058. The average long distance rate per minute decreased from approximately $0.012 per minute during the three months ended September 30, 2003 to approximately $0.010 per minute during the three months ended September 30, 2004. During the first nine months of 2003 and the first nine months of 2004, the travel rate for data services was $0.0014 per kilobit of use and $0.002 per kilobit of use, respectively.

During the three months ended September 30, 2004, our network captured approximately 276.9 million system travel minutes with approximately 60% of those minutes generating long distance charges which resulted in approximately $17.8 million in travel revenue. During the three months ended September 30, 2003, our network captured approximately 195.5 million system travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $12.5 million in travel revenue. 3G data usage by Sprint PCS subscribers based outside our markets increased from approximately 522.2 million kilobytes, or approximately $0.7 million in travel revenues, during the three months ended September 30, 2003 to approximately 1,017.0 million kilobytes, or approximately $2.1 million in travel revenues, during the three months ended September 30, 2004.  The increase in Sprint PCS travel revenue was due to the effects of the increases in travel minutes of use and 3G data usage of approximately $5.5 million and $1.0 million, respectively, and the effect of an increase in the travel rate for data services of approximately $0.4 million, partially offset by the effect of the decrease in the average long distance rate per minute of approximately $0.2 million. We expect the growth rate for travel minutes and kilobytes in the fourth quarter of 2004 to be consistent with that of the prior three quarters of 2004.

•                  Non-Sprint PCS Roaming Revenue.  Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network. We earned approximately $5.6 million in non-Sprint PCS roaming revenue during the three months ended September 30, 2004 compared to approximately $3.9 million during the three months ended September 30, 2003.  Non-Sprint PCS roaming minutes increased from 29.2 million during the three months ended September 30, 2003 to 44.1 million during the three months ended September 30, 2004. The increase in roaming minutes represented a $1.9 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $0.2 million reduction of roaming revenue. We expect non-Sprint PCS roaming revenue growth rates to slow in the near- to medium-term.

•                  Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended September 30, 2004 and 2003 from equipment revenue totaled approximately $3.3 million and $3.5 million, respectively.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $14.6 million during the three months ended September 30, 2004 compared to approximately $13.4 million during the three months ended September 30, 2003. For the three months ended September 30, 2003, we reclassified certain network operations expenses to operating expenses to conform with current year presentation, due to the changes in costs resulting from the amendment to our Sprint agreements in the fourth quarter of 2003. The increase was primarily due to an increase in radio communications site lease and software maintenance costs of approximately $1.7 million, partially offset by an approximate $1.0 million benefit from a property tax appeal settlement.

•                  Sprint PCS Travel Expense.  We pay Sprint PCS travel fees on a per minute rate or on a per kilobit rate when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. During the three months ended September 30, 2004, our customers generated approximately 171.6 million travel minutes with approximately 61% of those minutes generating long distance charges which resulted in approximately $11.0 million in travel fees. During the three months ended September 30, 2003, our customers generated approximately 119.6 million travel minutes with approximately 63% of those minutes generating long distance charges which resulted in approximately $7.5 million in travel fees. 3G data usage by our customers outside our markets increased from approximately 319.1 million kilobytes, or approximately $0.4 million in travel fees, during the three months ended September 30, 2003, to approximately 572.5 million kilobytes, or approximately $1.2 million in travel fees, during the three months ended September 30, 2004. The increase in Sprint PCS travel expense was due to the effects of the increases in travel minutes of use and 3G data usage of approximately $3.7 million and $0.5 million, respectively, and the effect of an increase in the travel rate for data services of approximately $0.2 million, partially offset by the effect of the decrease in the average long distance rate per minute of approximately $0.1 million.

•                  Non-Sprint PCS Roaming Expense. We pay roaming fees to other wireless providers when our customers use their network. During the three months ended September 30, 2004, our customers generated approximately 4.8 million roaming minutes resulting in approximately $0.7 million in roaming fees. During the three months ended September 30, 2003, our customers generated approximately 3.0 million roaming minutes resulting in approximately $0.7 million in roaming fees. Roaming expense was primarily impacted by a decrease in the average non-Sprint PCS roaming rate paid to other carriers of approximately $0.3 million offset by the effect of an increase in minutes of approximately $0.3 million.

•                  Bad Debt Expense.  Bad debt expense during the three months ended September 30, 2004 was approximately $1.7 million compared to a credit of approximately $0.1 million for the three months ended September 30, 2003.  Bad debt expense for the three months ended September 30, 2003 included a credit adjustment of approximately $1.2 million due to the resolution of disputed charges with Sprint PCS. We expect bad debt expense to approximate 2.5% of subscriber revenues for 2004 and beyond.

•                  Operating Expenses.  Operating expenses during the three months ended September 30, 2004 and 2003 were approximately $8.7 million and $7.6 million, respectively. Operating expenses included fees we paid to Sprint PCS for the use of its support services, including billing and collections services and customer care. As noted above under network operations expenses, certain expenses were reclassified from network operations expenses to operating expenses for the three months ended September 30, 2003. The increase in operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $1.8 million, offset by savings related to the amendment to our Sprint agreements in the fourth quarter of 2003 of approximately $0.7 million.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $10.3 million and $10.7 million during the three months ended September 30, 2004 and 2003, respectively.  The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. Handset subsidies on units sold by third parties totaled approximately $3.5 million and $4.1 million for the three months ended September 30, 2004 and 2003, respectively.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred selling and marketing expenses of approximately $17.1 million and $13.1 million during the three months ended September 30, 2004 and 2003, respectively. The increase in selling and marketing expenses was primarily attributable to the effects of the increases in gross additions and the number of customer handset upgrades of approximately $2.0 million and $0.8 million, respectively, and an increase in advertising expense of approximately $0.4 million.

General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $9.1 million and $7.9 million during the three months ended September 30, 2004 and 2003, respectively. General and administrative expenses included approximately $5.4 million and $4.3 million of management fee expense paid to Sprint PCS during the three months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses was primarily due to the increase in management fee expense resulting from the increase in our subscriber base.

Non-Cash Compensation for General and Administrative Matters

During the three months ended September 30, 2004, non-cash compensation for general and administrative matters was a credit of approximately $0.2 million, compared to an expense of $47,000 for the three months ended September 30, 2003.  We apply the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our equity incentive plan.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended September 30, 2004 and 2003 totaled approximately $11.4 million and $11.0 million, respectively.  We depreciate our property and equipment using the straight-line method over four to 10 years.  A building acquired as part of the VIA Wireless acquisition is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 18 years.  Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value.

Interest Income

For the three months ended September 30, 2004 and 2003, interest income was approximately $0.2 million and $0.1 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.

Interest Expense

Interest expense totaled approximately $10.5 million and $7.0 million during the three months ended September 30, 2004 and 2003, respectively. Interest is accrued on our notes on a per annum basis at the stated interest rate. Interest on our senior secured credit facility during the three months ended September 30, 2003 was accrued at the London interbank offered rate, based on contracts ranging from 30 to 180 days. The increase in interest expense primarily resulted from our refinancing of the outstanding borrowings under our senior secured credit facility in the first quarter of 2004 with longer term higher fixed rate notes.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility and various note offerings, prior to any retirements of such debt.

Income Taxes

For the three months ended September 30, 2004 and 2003, we recognized an income tax expense of approximately $0.3 million and $0.2 million, respectively. Income tax expense for the three months ended September 30, 2004 consisted of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes, and a provision for state income taxes.

Net Income (Loss)

For the three months ended September 30, 2004, our net income was approximately $1.6 million, compared to a net loss of approximately $7.0 million for the three months ended September 30, 2003.

Analysis of the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003

Customer Net Additions

During the nine months ended September 30, 2004, we added 55,700 net new subscribers compared to 48,000 net new subscribers for the nine months ended September 30, 2003.  The increase was primarily attributable to increases in our points of exclusive distribution.

Churn

Churn for the nine months ended September 30, 2004 was approximately 2.9% compared to approximately 3.3% for the nine months ended September 30, 2003.  The decrease in churn was primarily the result of the improvement in the credit quality of the overall customer base resulting in less service being discontinued involuntarily.

Average Revenue Per User (ARPU)

During the nine months ended September 30, 2004 and 2003, our ARPU was approximately $57. ARPU increased slightly and was primarily impacted by increases in monthly recurring access charges and third generation services (3G) revenues of approximately $2 per user, offset primarily by a reduction in overage charge revenues attributable to a higher mix of customers on larger anytime minutes rate plans of approximately $2 per user.

Cash Cost Per User (CCPU)

During the nine months ended September 30, 2004 and 2003, our CCPU was approximately $43 and $45, respectively. The decrease in CCPU primarily resulted from lower network operating expenses and Sprint CCPU services fees on a per subscriber basis. The decrease in network operating expense reflects the continuing benefits of scale resulting from the increase in the subscriber base and the reduction in Sprint CCPU service fees due to the recent addendums to the services agreement between Sprint PCS and us, slightly offset by higher minutes and kilobytes of use by our customers using the Sprint PCS network outside of our markets.

Cost Per Gross Addition (CPGA)

CPGA was approximately $460 for the nine months ended September 30, 2004 compared to approximately $450 for the nine months ended September 30, 2003. The increase in CPGA was primarily due to a higher number of customer handset upgrades.

Revenues

•                       Subscriber Revenue.  Subscriber revenue during the nine months ended September 30, 2004 and 2003 was approximately $183.9 million and $144.1 million, respectively. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base of approximately $38.7 million and the increase in our average revenue per user (ARPU) of approximately $1.1 million.

•                       Reseller Revenue.  Reseller revenue was approximately $6.0 million and $70,000 for the nine months ended September 30, 2004 and 2003, respectively.

•                       Sprint PCS Travel Revenue. During the nine months ended September 30, 2004, our network captured approximately 729.0 million system travel minutes with approximately 61% of those minutes generating long distance charges which resulted in approximately $47.1 million in travel revenue. During the nine months ended September 30, 2003, our network captured approximately 500.4 million system travel minutes with approximately 64% of those minutes generating long distance charges which resulted in approximately $33.6 million in travel revenue. 3G data usage by Sprint PCS subscribers based outside our markets increased from approximately 976.6 million kilobytes, or approximately $1.3 million in travel revenues, during the nine months ended September 30, 2003 to approximately 2,651.1 million kilobytes, or approximately $5.3 million in travel revenues, during the nine months ended September 30, 2004. The increase in Sprint PCS travel revenue was due to the effects of the increases in travel minutes of use and 3G data usage of approximately $14.6 million and $3.4 million, respectively, and the effect of an increase in the travel rate for data services of approximately $0.6 million, partially offset by the effect of the decrease in the average long distance rate per minute of approximately $1.1 million.

•                       Non-Sprint PCS Roaming Revenue.  We earned approximately $15.0 million in non-Sprint PCS roaming revenue during the nine months ended September 30, 2004 compared to approximately $9.9 million during the nine months ended September 30, 2003.  Non-Sprint PCS roaming minutes increased from 70.7 million during the nine months ended September 30, 2003 to 117.4 million during the nine months ended September 30, 2004. The increase in roaming minutes represented a $5.9 million increase in revenue, and the decrease in the average non-Sprint PCS roaming revenue rate we receive from other carriers represented a $0.8 million reduction of roaming revenue.

•                       Equipment Revenue.  Equipment revenue recorded during the nine months ended September 30, 2004 and 2003 totaled approximately $10.4 million and $8.4 million, respectively. The increase was primarily due to the effects of the increase in gross additions and higher net handset retail prices charged to subscribers of approximately $0.5 million and $0.7 million, respectively, and an increase in the allocation of activation revenue to equipment revenue of approximately $0.8 million in accordance with EITF 00-21.

Cost of Service and Operations

•                       Network Operations Expenses.  Network operations expenses totaled approximately $45.7 million during the nine months ended September 30, 2004 compared to approximately $43.3 million during the nine months ended September 30, 2003. For the nine months ended September 30, 2003, we reclassified certain network operations expenses to operating expenses to conform with current year presentation, due to the changes in costs resulting from the amendment to our Sprint agreements in the fourth quarter of 2003. The increase was primarily due to an increase in radio communications site lease and software maintenance expenses of approximately $2.9 million, partially offset by an approximate $0.8 million benefit from a property tax appeal settlement.

•                       Sprint PCS Travel Expense.  During the nine months ended September 30, 2004, our customers generated approximately 467.7 million travel minutes with approximately 61% of those minutes generating long distance charges which resulted in approximately $30.3 million in travel fees. During the nine months ended September 30, 2003, our customers generated approximately 305.5 million travel minutes with approximately 63% of those minutes generating long distance charges which resulted in approximately $20.4 million in travel fees. 3G data usage by our customers outside our markets increased from approximately 600.3 million kilobytes, or approximately $0.8 million in travel fees, during the nine months ended September 30, 2003, to approximately 1621.5 million kilobytes, or approximately $3.3 million in travel fees, during the nine months ended September 30, 2004. The increase in Sprint PCS travel expense was due to the effects of the increases in travel minutes of use and 3G data usage of approximately $10.4 million and $2.1 million, respectively, and the effect of an increase in the travel rate for data services of approximately $0.4 million, partially offset by the effect of the decrease in the average long distance rate per minute of approximately $0.5 million.

•                       Non-Sprint PCS Roaming Expense. During the nine months ended September 30, 2004, our customers generated approximately 10.8 million roaming minutes resulting in approximately $1.7 million in roaming fees. During the nine months ended September 30, 2003, our customers generated approximately 7.0 million roaming minutes resulting in approximately $1.8 million in roaming fees. The decrease in roaming expense was attributable to the effect of a decrease in the average non-Sprint PCS roaming revenue rate paid to other carriers of approximately $0.7 million partially offset by the effect of an increase in minutes of approximately $0.6 million.

•                       Bad Debt Expense.  Bad debt expense during the nine months ended September 30, 2004 and 2003 was approximately $3.8 million and $2.5 million, respectively. The increase in bad debt expense was primarily attributable to the credit adjustment of approximately $1.2 million due to the resolution of disputed charges with Sprint PCS during the nine months ended September 30, 2003.

•                       Operating Expenses.  Operating expenses during the nine months ended September 30, 2004 and 2003 were approximately $24.3 million and $22.1 million, respectively. As noted above under network operations expenses, certain expenses were reclassified from network operations expenses to operating expenses for the nine months ended September 30, 2003. The increase in operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $5.1 million, offset by savings related to the amendment to our Sprint agreements in the fourth quarter of 2003 of approximately $2.9 million.

Cost of Products Sold

Cost of products sold totaled approximately $28.5 million and $29.5 million during the nine months ended September 30, 2004 and 2003, respectively.  Handset subsidies on units sold by third parties totaled approximately $9.2 million and $11.4 million for the nine months ended September 30, 2004 and 2003, respectively.

Selling and Marketing

We incurred selling and marketing expenses of approximately $50.0 million and $37.3 million during the nine months ended September 30, 2004 and 2003, respectively. The increase in selling and marketing expenses was primarily attributable to the effects of the increases in gross additions and the number of customer handset upgrades of approximately $6.1 million and $2.2 million, respectively, and an increase in advertising expense of approximately $1.0 million.

General and Administrative

We incurred general and administrative expenses (excluding non-cash compensation expenses) totaling approximately $28.0 million and $23.1 million during the nine months ended September 30, 2004 and 2003, respectively. General and administrative expenses included approximately $15.4 million and $11.9 million of management fee expense paid to Sprint PCS during the nine months ended September 30, 2004 and 2003, respectively. The increase in general and administrative expenses was primarily due to the increase in management fee expense resulting from the increase in our subscriber base.

Non-Cash Compensation for General and Administrative Matters

During the nine months ended September 30, 2003, non-cash compensation for general and administrative matters totaled approximately $0.2 million, representing stock-based employee compensation expense incurred in connection with our equity incentive plan.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the nine months ended September 30, 2004 and 2003 totaled approximately $38.0 million and $34.7 million, respectively. The increase in depreciation, amortization and accretion expense was primarily due to the impact of accelerated depreciation of our existing minicell base stations resulting from our reduction of their estimated useful lives during the fourth quarter of 2003 totaling $4.8 million and increases in depreciation expense of approximately $1.3 million resulting from net additions to our network equipment during the previous twelve months, offset by an approximate $2.8 million decrease in amortization expense attributable to the VIA Wireless subscriber base, which was fully amortized as of March 31, 2003.

Interest Income

For the nine months ended September 30, 2004 and 2003, interest income was approximately $0.5 million.

Interest Expense

Interest expense totaled approximately $29.3 million and $24.1 million during the nine months ended September 30, 2004 and 2003, respectively. The increase in interest expense primarily resulted from our refinancing of the outstanding borrowings under our senior secured credit facility in the first quarter of 2004 with longer term higher fixed rate notes.

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

During the first quarter of 2003, Operating Company consummated a private placement exchange of approximately $48.2 million aggregate principal amount of its 14% Senior Notes and approximately $9.6 million in cash for approximately $192.7 million aggregate principal amount of its outstanding 14% senior subordinated discount notes due 2010 (“14% Subordinated Notes”). Additionally, Operating Company consummated a related financing, in a private placement offering, of approximately $12.8 million aggregate principal amount of 14% Series B Senior Notes in which we received cash proceeds of approximately $9.6 million to fund the cash portion of the exchange. Under the financing, UbiquiTel issued detachable warrants to purchase up to approximately 9.6 million shares of its common stock at an exercise price of $0.01 per share. We followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” and EITF Issue No. 02-04, “Determining Whether a Debtor’s Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15,” in recording the private placement exchange transaction in the first quarter of 2003. These provisions require that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest) specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on our balance sheet as long-

term liabilities and were valued at approximately $81.9 million as of the transaction date. As a result, no interest expense related to the 14% Senior Notes will be recognized in future periods. In the first quarter of 2003, we recognized a gain of approximately $39.0 million as a result of the private placement exchange in addition to the $3.9 million gain recognized in the second quarter of 2003, for a total gain during the nine months ended September 30, 2003 of $42.9 million.

Income Taxes

For the nine months ended September 30, 2004 and 2003, we recognized an income tax expense of approximately $0.5 million and $0.6 million, respectively. Income tax expense for the nine months ended September 30, 2004 and September 30, 2003 was comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income (Loss)

For the nine months ended September 30, 2004, our net loss was approximately $13.8 million and for the nine months ended September 30, 2003, our net income was approximately $0.3 million. We recognized gains on debt retirements of approximately $1.1 million and $42.9 million for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003, we generated approximately $14.5 million of positive cash flow from operating activities.  In the nine months ended September 30, 2004, we generated approximately $35.3 million of positive cash flow from operating activities.

Completion of our PCS network has required substantial capital. Although we have essentially completed our network coverage build-out, our business could require additional capital expenditures of up to approximately $25 million annually for capacity enhancements and coverage improvements. Capital expenditures for the nine months ended September 30, 2004 totaled approximately $18.5 million. In September 2004, we entered into an agreement with an equipment vendor to purchase network equipment for capacity enhancements and coverage improvements and network performance services which provides for a minimum purchase commitment of $18 million in each of the years 2005 through 2008. In the second quarter of 2004, Sprint announced its intention to deploy the next generation of CDMA technology known as EVDO in a portion of its network over the next 18 months. EVDO technology is expected to generate higher network data speeds and allow the introduction of new data products and features. While Sprint will not require the implementation of EVDO by us or its other PCS affiliates, during the second half of 2004 we intend to analyze the business case for the implementation of EVDO in portions of our network. If we decide to implement EVDO in portions of our network, we expect to be able to fund capital expenditures necessary for the EVDO technology deployment through cash flows from our operating activities, and presently do not anticipate the need to raise additional capital to fund such expenditures.

On February 23, 2004, Operating Company issued $270.0 million in aggregate principal amount of the 9.875% Senior Notes at a discount and generated approximately $265.3 million in proceeds. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes. The proceeds were used to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.7 million principal amount of its outstanding 14%

Senior Notes for approximately $15.9 million. Under the indenture governing the 9.875% Senior Notes, Operating Company is permitted to issue additional notes from time to time, and did so on October 14, 2004 in connection with the refinancing transactions described below. On July 29, 2004, Operating Company completed a registered exchange offer involving the 9.875% Senior Notes, pursuant to which all of the outstanding 9.875% Senior Notes were exchanged for 9.875% Senior Notes that have been registered under the Securities Act of 1933.  The registered 9.875% Senior Notes are substantially identical to the unregistered 9.875% Senior Notes, except that certain transfer restrictions and registration rights do not apply to the registered 9.875% Senior Notes.

On October 14, 2004, Operating Company completed a financing of an additional $150.0 million aggregate principal amount of 9.875% Senior Notes in a transaction exempt from the registration requirements of the Securities Act.  These 9.875% Senior Notes are of the same class as the previously outstanding $270.0 million aggregate principal amount of 9.875% Senior Notes and were issued at a price of 103.5% generating cash proceeds of approximately $155.3 million.

Operating Company used approximately $139.3 million of these cash proceeds to fund the cash tender offer and consent solicitation for its outstanding 14% Subordinated Notes and 14% Senior Notes. Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted. The amendments to the indentures governing the 14% Subordinated Notes and the 14% Senior Notes eliminating substantially all of the indentures’ restrictive covenants and certain of their events of default became effective on October 14, 2004.  There are approximately $32,000 aggregate principal amount of 14% Senior Notes that remain outstanding.  We expect to use a portion of the remaining cash proceeds from the offering necessary to repurchase and retire, to defease or to redeem all of these notes.

Prior to March 1, 2007, Operating Company may redeem up to 35% of the aggregate principal amount of the 9.875% Senior Notes with net cash proceeds of a sale of its equity or a contribution to its common equity capital, provided that at least 65% of the principal amount of 9.875% Senior Notes originally issued under the indenture remains outstanding after giving effect to such redemption and such redemption occurs within 45 days of the date of such sale of equity interests or contribution.  We do not have any current plans to sell equity interests of Operating Company or make any capital contributions to its common equity capital and, as such, do not currently anticipate exercising this optional redemption right.

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of October 14, 2004 will require cash payments of interest of $41.5 million in each of the years 2005 through 2009. We presently are in compliance with all covenants associated with the 14% Subordinated Notes, 14% Senior Notes and 9.875% Senior Notes. We may from time to time purchase outstanding 9.875% Senior Notes in the open market, in privately negotiated transactions or otherwise in accordance with our debt agreements and applicable law.

As of September 30, 2004, we had approximately $68.2 million in cash, cash equivalents and restricted cash, and working capital of approximately $63.7 million. Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through September 30, 2005 and into the foreseeable future.

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

Contractual Obligations

As of September 30, 2004, we are obligated to make future payments under various contracts we have entered into, including amounts pursuant to noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; capital leases; purchase obligations; the building mortgage and other long-term liabilities; the 14% Subordinated Notes; the 14% Senior Notes; and the 9.875% Senior Notes. The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of September 30, 2004 (dollars in thousands), which does not give effect to the refinancing transactions completed in October 2004 (see “—Liquidity and Capital Resources”):

		Payments due by period ending September 30:
Contractual obligation	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Operating leases(1)	$70,900	$16,880	$22,723	$14,032	$17,265
Purchase obligations(2)	72,000	13,500	36,000	22,500	—
Building mortgage and other long-term liabilities	3,299	218	485	558	2,038
14% subordinated notes(3)	100,380	—	—	—	100,380
14% senior notes(3)	31,473	—	—	—	31,473
9.875% senior notes(3)	270,000	—	—	—	270,000
	$548,052	$30,598	$59,208	$37,090	$421,156

(1)           Does not include payments due under renewals to the original lease term.

(2)                                  Operating Company is committed to purchase network equipment for capacity enhancements and coverage improvements and network performance services during the years 2005 through 2008 pursuant to an agreement with a third party.

(3)                                Total repayments, excluding interest payments, are based on borrowings outstanding as of September 30, 2004.

There are provisions in each of the indentures governing the 14% Subordinated Notes, 14% Senior Notes  and 9.875% Senior Notes that provide for an acceleration of repayment upon an event of default, as defined in the respective agreements.

Analysis of Cash Flows

A significant portion of our revenues is generated from customers who subscribe to our PCS service on contracts that range from one to two years.  Our cash flow from operating activities will fluctuate with the size of our subscriber base and the recurring revenue stream generated from these customers.  Our subscriber base grew to an inflection point in 2003 when subscriber revenues exceeded total cash costs and expenses (excluding non-cash compensation, depreciation, amortization and accretion) and is continuing to grow in 2004.  We expect cash flow from operating activities will continue to grow in future periods as our subscriber base continues to grow.

Net cash provided by operating activities was approximately $35.3 million and $17.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase in cash provided by operating activities was primarily due to the reduction in operating loss and increases in accounts payable and accrued expenses offset by increases in accounts receivable and prepaid and other assets.

Net cash used in investing activities was approximately $18.5 million and $12.7 million for the nine months ended September 30, 2004 and 2003, respectively.  The increase resulted from higher capital expenditures for switch capacity upgrades and cash payments for the purchase of current generation multi-carrier capable base stations pursuant to our plan to replace our existing minicell base stations.

Net cash used in financing activities for the nine months ended September 30, 2004 was approximately $6.9 million, consisting primarily of the reduction in the book cash overdraft of approximately $5.7 million, financing costs incurred in connection with our January 2004 amendment to modify certain covenants of our senior secured credit facility of approximately $0.4 million and capital lease and other long-term debt payments of approximately $0.2 million. As discussed above, the proceeds from the issuance of the 9.875% Senior Notes in February 2004 were used to repay outstanding borrowings plus accrued interest due under the senior secured credit facility, to redeem outstanding 14% Series B Senior Notes, to purchase a portion of the outstanding 14% Senior Notes and to pay all financing fees associated with the refinancing. Net cash used in financing activities for the nine months ended September 30, 2003 was approximately $19.7 million, consisting primarily of a $15.0 million repayment under the senior secured credit facility, $4.2 million in financing costs directly associated with the issuance of the 14% Series B Senior Notes, the debt-for-debt exchange offer and open market note purchases and $0.5 million of capital lease and other long-term debt payments.

Factors That May Affect Operating Results and Liquidity

In addition to the risk factors referred to in the “Forward-Looking Statements” section of this Item 2, the following risk factors could materially and adversely affect our future operating results and liquidity and could cause actual events to differ materially from those predicted in forward-looking statements related to our business.

We may not be able to sustain our growth or obtain sufficient revenue to sustain profitability. If customer growth slows more than we anticipate, it will lower the expected amount of positive cash flow from operating activities less capital expenditures, which in turn will have a negative effect on liquidity and capital resources. For the three months ended September 30, 2004, approximately $12.0 million of cash flow was provided by operating activities. Our business projections reflect continuing growth in our subscriber base and the elimination of net losses. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term but provide greater cash flows in later periods. In addition, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in higher cash provided in the near term but provide lower cash flows in later periods.

At times, we have been invoiced by Sprint for charges or paid at rates that we have believed to be contractually incorrect. We review all charges and payments from Sprint and dispute items if appropriate based upon our interpretation of our agreements with Sprint PCS. We record estimates primarily based on invoiced amounts and we record any subsequent adjustments at the time the dispute is resolved.

The FCC mandated that wireless carriers provide for wireless local number portability (“WLNP”) by November 24, 2003 in certain markets, and by May 24, 2004 in the remaining markets. Local number portability allows subscribers to keep their wireless phone number when switching to a different service provider. Number portability could potentially increase churn, which could lower our revenues. We may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenue and profitability and our liquidity. WLNP had no material impact on our results for the year ended December 31, 2003 or the nine months ended September 30, 2004.

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

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU), cash cost per user (CCPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended September 30, 2004 compared to the three months ended September 30, 2003,” and the following tables reconcile the non-GAAP financial measures with our unaudited consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Average revenue per user (ARPU)
Service revenue	$94,428,000	$69,289,000	$257,355,000	$188,961,000
Less: Wholesale revenue	(29,094,000)	(17,735,000)	(73,475,000)	(44,814,000)
Subscriber revenue	$65,334,000	$51,554,000	$183,880,000	$144,147,000

Average subscribers	374,900	298,200	357,000	281,900

ARPU	$58	$58	$57	$57

We believe ARPU, which calculates the average monthly service revenue per customer, excluding wholesale revenue (that is, the total of reseller revenue, travel revenue and roaming revenue), is a useful measure to assist in evaluating our past and forecasting our future subscriber revenue. In addition, it provides a gauge to compare our subscriber revenue to that of other wireless communications providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cash cost per user (CCPU)
Cost of service and operations (excluding depreciation, amortization and accretion)	$37,886,000	$29,984,000	$109,020,000	$90,942,000
Add: General and administrative expenses	9,120,000	7,876,000	27,981,000	23,098,000
Total cash costs	$47,006,000	$37,860,000	$137,001,000	$114,040,000

Average subscribers	374,900	298,200	357,000	281,900

CCPU	$42	$42	$43	$45

We believe CCPU, which measures the average monthly cash costs to provide digital wireless mobility communications services per customer, is a useful measure used to compare our cash cost of operations per customer to that of other wireless communications providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful. Our calculation of CCPU excludes depreciation, amortization and accretion expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Cost per gross addition (CPGA)
Selling and marketing	$17,132,000	$13,095,000	$49,961,000	$37,255,000
Add: Cost of products sold	10,340,000	10,721,000	28,473,000	29,526,000
Less: Equipment revenue	(3,320,000)	(3,504,000)	(10,384,000)	(8,361,000)
CPGA costs	$24,152,000	$20,312,000	$68,050,000	$58,420,000

Gross additions	49,500	43,600	147,800	129,900

CPGA	$488	$466	$460	$450

We believe CPGA, which measures the average cost to acquire new customers during the period, is a useful measure used to compare our average cost to acquire a new subscriber to that of other wireless communication providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful. The inclusion of cost of products sold net of the equipment revenues earned is critical to our understanding of how much it costs us to acquire a new customer.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer), has conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15 (e)) as of September 30, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004.

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

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Neither UbiquiTel nor Operating Company is a party to any pending legal proceedings that either UbiquiTel or Operating Company believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on our financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits:

Exhibit No.	Description
10.1	Registration Rights Agreement dated as of October 14, 2004 among UbiquiTel Operating Company, UbiquiTel Inc., Bear, Stearns & Co. Inc. and Banc of America Securities LLC.

10.2

Supplemental Indenture dated as of October 14, 2004 to the Indenture for UbiquiTel Operating Company’s 14% Senior Discount Notes Due 2010 dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee.

10.3

Second Supplemental Indenture dated as of October 14, 2004 to the Indenture for UbiquiTel Operating Company’s 14% Senior Subordinated Discount Notes Due 2010 dated as of April 11, 2000 among UbiquiTel Operating Company, UbiquiTel Inc. and American Stock Transfer & Trust Company, as trustee.

10.4	Form of 9.875% Senior Note Due 2011 issued October 14, 2004 by UbiquiTel Operating Company to the purchasers thereof.

10.5	Form of Note Guarantee for 9.875% Senior Notes Due 2011 issued October 14, 2004 by UbiquiTel Inc. to the purchasers thereof.

31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

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

November 5, 2004