Form 10-K
period 2004-12-31
UBIQUITEL INC
filed 2005-03-15
CIK 1108487

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ Joint Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

        The aggregate market value of the voting common stock held by non-affiliates of UbiquiTel Inc. as of June 30, 2004 was approximately $317,610,300. Directors and executive officers of UbiquiTel Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

        There were 93,160,535 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at March 3, 2005.

        There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at March 3, 2005, all of which were owned by UbiquiTel Inc.

        Explanatory Note: UbiquiTel Operating Company, a wholly owned subsidiary of UbiquiTel Inc., meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

        Documents Incorporated by Reference:    Portions of UbiquiTel Inc.'s definitive proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Joint Annual Report on Form 10-K.

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

Available Information

        Our Internet address is www.ubiquitelpcs.com. We make available on our Internet website free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports as soon as practicable after we electronically file and/or furnish such material with or to the Securities and Exchange Commission. The information contained on our website is not incorporated by reference in this report.

Explanatory Note and Certain Definitions

        The Consolidated Financial Statements included herein are that of UbiquiTel Inc. ("UbiquiTel"). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company ("Operating Company"), which is a wholly owned subsidiary of UbiquiTel and the issuer of 9.875% senior notes due 2011. UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company's obligations under the 9.875% senior notes. UbiquiTel has no operations separate from its investment in Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 14 to the Consolidated Financial Statements have been presented herein.

        In this report, unless the context indicates otherwise, references to "UbiquiTel," the "Company," "we," "us" and "our" means collectively UbiquiTel Inc., UbiquiTel Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company. "Sprint PCS" refers collectively to Sprint Spectrum L.P., WirelessCo, L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. and Sprint Communications Company L.P. "Sprint" refers collectively to Sprint Corporation and its affiliates. A "PCS affiliate of Sprint" is an entity, such as us, whose sole or predominant business is operating

(directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation or management agreements with Sprint Spectrum L.P. and/or its affiliates, or their successors. "Sprint PCS products and services" refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets and wireless devices, in any case, offered under the Sprint brand name. Statements in this report regarding Sprint or Sprint PCS are derived from information contained in our management and related agreements with Sprint PCS, periodic reports and other documents filed by Sprint with the Securities and Exchange Commission, or press releases issued by Sprint.

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

Use of Certain Terms

        In 2003, we initiated a reseller program under which mobile virtual network operators (MVNOs) use our network and resell wireless service under a private label. Minutes and kilobytes are sold at wholesale rates. Virgin Mobile USA launched reseller service in the second quarter of 2003. Qwest Communications launched reseller service in the second quarter of 2004. As of December 31, 2004, we had approximately 98,600 reseller subscribers. In this "Business" section, unless the context indicates otherwise, all references to "subscribers" or "customers" and other operating metrics mean subscribers or customers excluding reseller subscribers.

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

        As of December 31, 2004, we had approximately 398,500 customers and total network coverage of approximately 7.9 million residents. For the year ended December 31, 2004, we generated revenues of approximately $366.0 million.

Recent Development

        On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that their boards of directors had unanimously approved a definitive agreement for a merger of equals. Nextel Communications currently operates a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands.

        We have had only very preliminary communications with Sprint regarding the potential impact on us of the pending Sprint-Nextel transaction. We believe that, based on currently available information, and assuming that no changes are effected with respect to Sprint's agreements with us, Sprint could potentially be in violation of the exclusivity provision of our management agreement at some point following completion of the Sprint-Nextel transaction due to the overlap between certain of our and Nextel's territories. Sprint's agreements with us provide for specific remedies in the event of a material breach by Sprint of such agreements. We have not made any determination as to the potential impact on our operations or the value of our business of any of such remedies or whether any such remedy would be more or less favorable to us than our existing arrangements with Sprint or any renegotiated arrangements with Sprint.

        We are committed to working with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that we and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the potential impact on us of any such arrangements. Furthermore, we have not been able to assess the potential impact of the Sprint-Nextel business combination on Sprint's competitiveness in the wireless industry on either a short-term or long-term basis.

Business Strategy

        Our goal is to become one of the most profitable regional wireless providers. We believe our focus on acquiring and retaining high quality subscribers in our local markets, combined with the advantages of our affiliation with Sprint PCS, will enable us to grow profitably in the future. The following objectives are key components of our business strategy:

        Focus on prime credit classes as we grow our subscriber base.    In 2004, we added approximately 70,800 net subscribers, representing incremental penetration of 0.9% of our covered POPs. We have focused our marketing efforts and aligned our sales distribution network to attract and retain prime credit class customers. We pay higher commissions throughout our controlled sales distribution network for prime credit class sales, and we manage sales to the sub-prime credit class market through tighter credit policies by requiring a deposit equal to or greater than a spending limit controlled by our real-time billing system. Eighty-four percent of our 2004 net additions were prime credit class customers.

        Leverage our third generation network platform to increase recurring data revenue.    We began offering third generation, or 3G, data services called PCS Vision during 2002. PCS Vision provides us with a differentiated product and a competitive advantage in many of our local markets. This product is a major ingredient in penetrating the prime credit class market and in building a recurring revenue stream from data products. 3G data contributed $3.75 to our average revenue per user, or ARPU, in 2004. Our 1xRTT, or one times radio transmission technology, network platform is more efficient in processing voice calls, which we believe will help us drive down capital expenditures associated with maintaining our quality of service. Our overall blocked call and dropped call rates were 1.5% and 1.2%, respectively, for the year ended December 31, 2004.

        Capitalize on high margin wholesale revenue opportunities.    We have experienced 62% growth in roaming and wholesale revenues in the year ended December 31, 2004 in comparison to the year ended December 31, 2003 due to a combination of strong growth in roaming minutes, a stable roaming rate environment and reseller programs under which mobile virtual network operators (MVNOs) use our network and resell wireless services under a private label. Our roaming ratio (ratio of inbound to outbound minutes of use) of 1.8 to 1 at December 31, 2004 is the highest of the public Sprint affiliates. We launched the reseller program in 2003 under which minutes and kilobytes are sold at wholesale rates to MVNOs. Virgin Mobile USA launched reseller service in the second quarter of 2003. Qwest Communications launched reseller service in the second quarter of 2004. As of December 31, 2004, we had approximately 98,600 reseller subscribers. Our wholesale revenues have gross margins of approximately 85%.

        Reduce churn through a high-quality subscriber base, differentiated services such as PCS Vision, and multi-year contracts.    Our sales and marketing activities are focused on reducing churn through improving the quality of our subscriber base. The prime segment of our subscriber base has increased from approximately 58% as of December 31, 2001 to approximately 76% as of December 31, 2004. We continue to focus on selling PCS Vision products and services and have achieved strong results. PCS Vision-enabled handsets and devices represented approximately 74% of our subscriber base at December 31, 2004. In addition, we continue to focus on selling two-year contracts to new subscribers. As of December 31, 2004, approximately 79% of our subscribers have two-year contracts. Primarily as a result of these activities, churn has declined from 3.2% for the year ended December 31, 2003 to 2.9% for the year ended December 31, 2004.

        Expand exclusive sales distribution channels.    The expansion of our sales distribution channels, particularly channels such as exclusive agent retailers and our company-owned Sprint retail stores that exclusively sell our products, is a key part of our strategy to grow our subscriber base. We continue to focus on identifying key areas in our markets for growth and opening new retail stores, and appointing third party agents to operate exclusive retail distribution outlets selling only Sprint PCS products and services with compensation structures focused on high-quality subscriber growth. At December 31, 2004, we had 37 company-owned Sprint retail stores and 87 exclusive agent retailers in operation, and we anticipate increasing those numbers through the end of 2005.

        Optimize our relationship with Sprint to take advantage of the nationwide third generation network and further expand our wholesale revenues.    Sprint PCS is the only national operator with a deployment of 3G technology across its nationwide footprint. We believe this provides us with advantages including our ability to market voice and data products that can be used both in and outside our local network. Furthermore, Sprint has leveraged its nationwide 3G network on a single platform to aggressively pursue and add new MVNOs. In addition to Virgin Mobile and Qwest, Sprint has agreed to terms with several new MVNOs including ESPN and Earthlink. We expect this wholesale strategy will complement our direct marketing efforts and allow us to scale our local network to provide high margin revenue opportunities. We will continue to manage our relationship with Sprint to allow us to maximize the unique values that it creates.

Our Markets

        We believe we operate in highly attractive markets with favorable demographic characteristics for growing our customer base and generating roaming revenue for a number of reasons:

        Attractive market footprint.    Our territory includes nine markets with greater than 400,000 POPs, which is more than any other PCS affiliate of Sprint. Our gross property and equipment per covered

POP of $47 is the lowest among the public PCS affiliates of Sprint. In addition, our subscriber base historically has had the highest percentage of on-network minutes of any Sprint PCS affiliate, which contributes significantly to our overall subscriber profitability.

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

        Substantial overlap with Qwest wireless markets.    Our network covers approximately 1.8 million POPs currently served by Qwest. In mid-2004, we began carrying Qwest's wireless traffic within our markets. We do not incur customer acquisition costs related to these revenues, which makes this business attractive for us.

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

        Large student population centers.    There are at least 35 colleges and universities located within our markets, including 20 schools with student populations greater than 10,000 each, such as Fresno State University, Utah State University (Logan), Indiana University (Bloomington) and the University of Nevada (Reno).

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

Location	BTA No.(1)		Megahertz of Spectrum(2)	Estimated Total Residents (000's)(3)	Network Coverage (000's)(4)	Percent Coverage
Reno/Tahoe/Northern California
Chico-Oroville, CA	79		30	224
Eureka, CA	134		30	146
Redding, CA	371		30	281
Reno, NV	372		30	556
Sacramento, CA	389	*	30	310
Yuba City-Marysville, CA	485	*	30	140

Subtotal				1,657	1,290	78%

Spokane
Lewiston-Moscow, ID	250		30	126
Spokane, WA	425		30	745

Subtotal				871	640	73%

Southern Idaho/Utah/Nevada
Boise-Nampa, ID	50		30	554
Idaho Falls, ID	202		30	216
Las Vegas, NV	245	*	30	21
Logan, UT	258		30	103
Pocatello, ID	353		30	105
Provo-Orem, UT	365	*	30	12
St. George, UT	392		30	134
Salt Lake City-Ogden, UT	399	*	30	104
Twin Falls, ID	451		30	162

Subtotal				1,411	1,230	87%

Southern Indiana/Kentucky
Anderson, IN	15	*	30	44
Bloomington-Bedford, IN	47		30	240
Bowling Green-Glasgow, KY	52		30	248
Cincinnati, OH	81	*	30	17
Clarksville, Hopkinsville, TN/KY	83		30	251
Columbus, IN	93		30	156
Evansville, IN	135		30	518
Indianapolis, IN	204	*	30	86
Louisville, KY	263	*	30	251
Madisonville, KY	273		30	47
Owensboro, KY	338		30	165
Paducah-Murray-Mayfield, KY	339		30	233
Richmond, IN	373		30	105
Terre Haute, IN	442	*	30	246
Vincennes-Washington, IN	475		30	96

Subtotal				2,703	1,680	62%

Central Valley of California
Bakersfield, CA	28	20	662
Fresno, CA	157	30	923
Merced, CA	291	30	220
Modesto, CA	303	30	485
Stockton, CA	434	30	590
Visalia-Porterville-Hanford, CA	158	30	482

Subtotal			3,362	3,060	91%

TOTAL			10,004	7,900	79%

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

Our History

        In October 1998, UbiquiTel L.L.C. entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint's 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. We formed UbiquiTel Operating Company in November 1999 to serve as our operating company and UbiquiTel Leasing Company in March 2000 to serve as our leasing company. UbiquiTel Inc. assigned the Sprint PCS agreements to UbiquiTel Operating Company following its formation. On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky, which together with Reno/Tahoe, contain approximately 7.7 million residents. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include 3.4 million additional residents from the six VIA Wireless Basic Trading Areas covering the central valley of California market. On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of UbiquiTel Operating Company and was later merged into UbiquiTel Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.0 million.

Network Operations

        Pursuant to our management agreement with Sprint PCS, we agreed to a minimum build-out plan for our portion of the Sprint PCS network. We have further enhanced our build-out plan to provide better coverage for our markets. We have focused our network coverage on the largest, most densely populated communities in our markets and the interstates and primary roads connecting these communities to each other and to the adjacent major metropolitan markets owned and operated by Sprint PCS. At December 31, 2004, our network consisted of five switches and switching centers and 902 cell sites in operation. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voice mail and other value-added services. Approximately 96% of our cell sites were co-located as of December 31, 2004. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly.

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

        Third generation services (PCS Vision).    We believe CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost effective manner. We, along with Sprint and the other PCS affiliates of Sprint, launched 3G capability, named PCS Vision, in our networks in 2002. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. PCS Vision allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per second with average throughput speeds in the range of 50-70 kilobits per second. In 2004, Sprint announced plans to begin deploying Evolution Data Optimized, or EV-DO, next generation technology across its PCS network with initial service anticipated to be available in select Sprint PCS markets in the second half of 2005 and in the majority of Sprint PCS' top metropolitan markets in the United States in 2006. EV-DO is expected to provide average user speeds of 300-500 kilobits per second and peak rates of up to 2.4 megabits per second for downloads, which is expected to accelerate mobile-device data speeds up to 10 times faster than present network capabilities. EV-DO speeds should enhance data capabilities, including downloading music, streaming video and games, for wireless handsets and laptops through wireless connection cards. We expect to begin deploying EV-DO in selected markets in 2005 and will continue to evaluate future investment opportunities in this enhanced technology.

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

Roaming

        Sprint PCS roaming.    Sprint PCS roaming includes both inbound roaming, when Sprint wireless subscribers based outside of our markets use our network, and outbound roaming, when our subscribers use the Sprint PCS network or network of another PCS affiliate of Sprint outside of our markets. We have a reciprocal per minute fee with Sprint for inbound and outbound Sprint PCS roaming. The reciprocal rate is currently fixed at $0.058 per minute through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our management agreement with Sprint PCS. Our ratio of inbound to outbound roaming with Sprint was approximately 1.55 to 1 for the year ended December 31, 2004 and is expected to decline over time. Sprint roaming revenue is not subject to the 8% affiliation fee.

        In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another PCS affiliate of Sprint outside of our markets. This roaming activity is settled on a per kilobit (KB) basis and is currently fixed at a rate of $0.0020 per KB through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our management agreement.

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

        Reseller agreements.    We also recognize revenue from subscribers of various wholesale resellers of personal communications service, called mobile virtual network operators, or MVNOs, when those subscribers use our network. These reseller agreements are negotiated by Sprint, and we receive a per minute or per kilobit rate for usage when the subscribers of these MVNOs use our network for voice or data services. Currently, we receive wholesale revenue from Sprint's reseller agreements with Virgin Mobile, Qwest Communications and a number of smaller resellers. In 2004, Sprint entered into additional reseller agreements with ESPN and Earthlink that may generate future wholesale revenue for us as their subscribers potentially use our network in future periods.

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

        Sprint Retail Stores.    As of December 31, 2004, we operated 37 company-owned Sprint retail stores at various locations in our markets. These stores provide us with a local presence and visibility in our markets and are generally located in major traffic centers. Following the Sprint model, these stores are designed to facilitate retail sales, customer activation, bill collection and customer service. We train our sales representatives to be informed and persuasive advocates for Sprint PCS products and services. Our retail stores contributed approximately 32% of gross subscriber additions for 2004 and approximately 39% and 34% of our 2003 and 2002 gross subscriber additions, respectively.

        Exclusive Local Indirect Retailers.    We contract directly with local indirect agents who manage retail stores under the Sprint brand name in our markets. Exclusive local indirect retailers purchase handsets and other PCS retail equipment from us and market and sell on our behalf Sprint PCS products and services exclusively. As of December 31, 2004, we had 87 exclusive local third party retailers in operation selling only Sprint PCS products and services. Exclusive local indirect retailers in our markets contributed approximately 16% of gross subscriber additions for 2004 and approximately 7% of our 2003 gross subscriber additions.

        Multi-carrier Local Indirect Retailers.    Multi-carrier local indirect retailers which market and sell on our behalf Sprint PCS products and services on a non-exclusive basis in our markets contributed approximately 11% of gross subscriber additions for 2004 and approximately 18% and 23% of our 2003 and 2002 gross subscriber additions, respectively.

        National Third Party Retailers.    Sprint has national distribution agreements with various national retailers for the sale of Sprint PCS products. These national agreements cover retailers' stores in our markets and include RadioShack, Best Buy, Costco, Staples, OfficeMax, Office Depot, Ritz Camera, Good Guys, Comp USA, Dillards and Wal-Mart. These national third party retailer locations contributed approximately 21% of gross subscriber additions for 2004 and approximately 22% and 26% of our 2003 and 2002 gross subscriber additions, respectively.

        National Accounts and Direct Selling.    We participate in Sprint PCS' national accounts program. Sprint PCS has a national accounts team which focuses on the corporate headquarters of Fortune 1000 companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our markets. Our direct sales force targets the employees of these corporations in our markets and markets and sells to other local business clients. National accounts and direct selling contributed approximately 3% of gross subscriber additions for 2004 and approximately 3% and 5% of our 2003 and 2002 gross subscriber additions, respectively.

        Sprint Distribution and Other Channels.    Sprint directly controls various distribution channels that sell Sprint PCS products and services to customers whose billing address is in our markets. These channels with activity in our markets include Sprint inbound telemarketing, Sprint web-based electronic commerce, and Sprint retail stores and kiosks. Additionally, the sales activities of Sprint and other PCS affiliates of Sprint have some incidental overflow into our markets. Sprint and other distribution channels contributed approximately 17% of gross subscriber additions for 2004 and approximately 11% and 12% of our 2003 and 2002 gross subscriber additions, respectively.

        Resellers.    We became a participant in a resale arrangement between Sprint and Virgin Mobile in 2003 which allows Virgin Mobile to sell prepaid wireless services in our markets. We also market Virgin Mobile prepaid wireless services in our company-owned retail stores. Virgin Mobile offers one simple, easy to understand, pay-as-you-go pricing plan, targeting the 15- to 30-year-old U.S. consumer market to purchase pay-as-you-go wireless communications services while eliminating the responsibilities of monthly bills and credit requirements. We became a participant in a resale arrangement between Sprint and Qwest Communications in 2003 allowing Qwest to provide wireless voice and data services to new and existing customers in Qwest's service areas using Sprint's network and the networks of PCS affiliates of Sprint who overlap with Qwest's service areas, including portions of our markets in Washington, Idaho and Utah. Transition of Qwest's subscribers to our network occurred in mid-2004. We also have a small number of other resellers in our markets. At December 31, 2004 and 2003, we had approximately 98,600 and 22,700 reseller subscribers, respectively.

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

Technology

        General.    In the commercial mobile wireless communications industry there are two principal services licensed by the Federal Communications Commission, or FCC, for transmitting two-way, real time voice and data signals: "cellular" and wireless "personal communications services." In addition, enhanced specialized mobile radio service allows for interconnected two-way real time voice and data services. The FCC licenses these services on a geographic basis, using distinct radio spectrum bands. Cellular service, which uses a portion of the 800 MHz spectrum, was the original form of widely-used commercial mobile wireless voice communications. Cellular networks were originally analog-based, but over the last several years cellular operators have been providing digital service, and most cellular service is now digital. The FCC's requirement that cellular providers retain some analog capacity will end at the close of 2005, and cellular providers may switch to 100 percent digital after that time. In 1994, the FCC allocated the 1850-1990 MHz band for wireless high capacity, commonly referred to as broadband personal communications services to be provided utilizing digital technology.

        Digital mobile wireless communications networks are divided into multiple geographic coverage areas, known as "cells." In wireless personal communications services, each cell contains a transmitter, a receiver and signaling equipment, known as the radio communications site. The radio communications site is connected by microwave or traditional telephone lines to a switch that uses computers to control the operation of the digital wireless personal communications services network. The switch:

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

        Wireless personal communications services networks operate at a higher frequency than analog-based networks and employ advanced digital technology. Digital networks convert voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Digital networks achieve greater frequency reuse than analog networks resulting in greater capacity. This enhanced capacity, along with enhancements in digital protocols, allows digital-based wireless technologies to offer new and enhanced services, including greater call privacy and more robust data transmission, such as facsimile, electronic mail and connecting notebook computers with computer/data networks. Digital technology also permits the provision of enhanced services such as caller ID.

        Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or "air interface protocols." The FCC has not mandated a universal air interface protocol for digital wireless personal communications services networks. Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access, commonly referred to as TDMA, or global system for mobile communications, commonly referred to as GSM. Additionally, one national wireless competitor uses a form of enhanced specialized mobile radio technology in its network that combines wireless telephone service with a dispatch feature and paging, called integrated Digital Enhanced Network, or iDEN, technology. TDMA, GSM and iDEN communications are time division multiple access networks but are incompatible with the other. CDMA is incompatible with GSM, TDMA and iDEN networks. Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA-based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular network in that area. The same issue would apply to users of TDMA or GSM systems. iDEN handsets presently operate only in the iDEN mode and cannot roam onto other digital or analog wireless networks. All of the wireless personal communications services operators now have dual-mode or tri-mode handsets available to their customers. Because digital networks do not cover all areas of the country, these handsets will remain necessary for segments of the subscriber base.

        Benefits of CDMA technology.    The PCS network of Sprint and the networks of the PCS affiliates of Sprint all use digital CDMA technology and use 3G CDMA technology in substantially all of their networks. We believe that CDMA provides important network performance benefits such as:

  •
  Greater Capacity.    We believe, based on studies by CDMA manufacturers and our experience, that 3G CDMA networks can provide network capacity that is approximately 12 times greater than that of current analog technology and approximately four times greater than TDMA, GSM and iDEN digital networks.

  •
  Privacy and Security.    CDMA technology combines a constantly changing coding scheme with a low power signal to enhance call security and privacy.

  •
  Soft Hand-Off.    CDMA networks transfer calls throughout the CDMA network using a technique referred to as a "soft hand-off", which connects a mobile customer's call with a new radio communications site while maintaining a connection with the radio communications site currently in use. CDMA networks monitor the quality of the transmission received by multiple radio communications sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another radio communications site. Analog, TDMA, GSM and iDEN networks use a "hard hand-off" and disconnect the call from the current radio communications site as it connects with a new one without any simultaneous connection to both radio communications sites.

  •
  Simplified Frequency Planning.    Frequency planning is the process used to analyze and test alternative patterns of frequency use within a wireless network to minimize interference and maximize capacity. Unlike TDMA-, GSM- and iDEN-based networks, CDMA-based networks can reuse the same subset of allocated frequencies in every cell, substantially reducing the need for costly frequency reuse patterning and constant frequency plan management.

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

  •
  EV-DO.    In 2004, Sprint announced plans to begin deploying EV-DO next generation technology across its PCS network in selected markets beginning in the second half of 2005 and in the majority of Sprint PCS' top metropolitan markets in the United States in 2006. EV-DO is expected to provide average user speeds of 300-500 kilobits per second and peak rates of up to 2.4 megabits per second for downloads, which is expected to accelerate mobile-device data speeds up to 10 times faster than present network capabilities. EV-DO speeds should enhance data capabilities, including downloading music, streaming video and games, for wireless handsets and laptops through wireless connection cards. We expect to begin deploying EV-DO in selected markets in 2005 and will continue to evaluate future investment opportunities in this enhanced technology.

Competition

        Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to decline in the future and the cost to acquire new customers to remain high. Currently, there are five national wireless providers who are generally all present in major markets across the country. Although we face Verizon Wireless, Cingular, T-Mobile and Nextel, the other four national wireless providers, in the majority of our markets, Verizon and Cingular are in all of our markets and provide the most competition for market share because in most cases they were the incumbent providers. Upon the completion of the Sprint-Nextel merger, there could likely be one less competitor in our markets, but the outcome depends on the potential integration plans of the parties and mutually agreeable arrangements we are able to reach with Sprint, if any, regarding the merger's impact on our affiliation with Sprint. See "—Recent Development."

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

        In the future, we expect to face increased competition from entities providing similar services using other communications technologies, including Wi-Fi and Wi-Max. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. Additionally, over the past several years, the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with PCS services from Sprint.

        Many of our competitors have significantly greater financial and technical resources and subscriber bases, more extensive coverage areas and more well-established marketing programs and brand names than we do. Some of our competitors may market other services, such as landline telephone service, cable television and Internet access, along with their wireless telecommunications services. Furthermore, there has been a recent trend in the wireless telecommunications industry towards consolidation of wireless service providers, which has led to larger competitors. In January 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted, which has facilitated and may continue to facilitate the consolidation of some national providers.

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

        We have been provided prompt access to any developments produced by Sprint for use in our network. We launched PCS Vision and PCS Ready Link products in 2002 and 2003 concurrently with the national launch by Sprint. In 2004, Sprint announced plans to begin deploying EV-DO next generation technology across its PCS network, and we expect to begin deploying EV-DO in selected markets in 2005. We believe that new features and services will be developed for the Sprint PCS network to take advantage of CDMA technology. We may be required to incur additional expenses in modifying our network in the future to provide these additional features and services.

Sprint PCS Agreements

        The following is a summary of the material terms and provisions of our Sprint PCS agreements. These agreements have been amended through addendums in a number of respects to resolve issues that had arisen between Sprint PCS and us. We have filed the Sprint PCS agreements and addendums to the Sprint PCS agreements as exhibits to certain of our filings with the Securities and Exchange Commission and urge you to review them carefully.

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

        Exclusivity.    We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our markets. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network operating in the 1900 MHz spectrum range in our markets while our management agreement is in place and no event has occurred that would permit the agreement to be terminated. Sprint PCS is permitted under our agreement to make national sales to companies in our markets and, as required by the FCC, to permit resale of Sprint PCS products and services in our markets. If Sprint PCS decides to expand the geographic area of our build-out, Sprint PCS must provide us with written notice of the proposed expansion. We have 90 days to determine whether we will build out the proposed area. If we do not exercise this right, Sprint PCS can build out the markets or permit another PCS affiliate of Sprint to do so.

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

        Service pricing, roaming, travel and fees.    We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. We are permitted to establish our own local price plans for Sprint PCS products and services offered only in our markets, subject to Sprint PCS' approval. We are entitled to receive fees weekly from Sprint PCS equal to 92% of net "billed revenue" related to customer activity less applicable write-offs, net of deposits applied. Sprint determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in our markets, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911, WLNP and universal service fund charges, and customer handset insurance are not considered "billed revenue." Billed revenue generally includes all other customer account activity for Sprint PCS products and services in our markets, which includes such activities billed to, attributed to or otherwise reflected in customers accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold or leased by us and to a percentage of fees for enhanced 911 and WLNP attributable to customers based in our markets less applicable write-offs. We also are entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with customers in our markets. Many Sprint PCS subscribers purchase nationwide pricing plans that allow roaming anywhere on Sprint PCS' and its affiliates' networks without incremental Sprint PCS roaming charges. However, we earn Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside our markets enters our markets and uses our network. We earn revenue from Sprint PCS based on a per minute rate when Sprint PCS' or other Sprint PCS affiliates' subscribers travel on our portion of the Sprint PCS network. Similarly, we pay the same rate for every minute our subscribers use the Sprint PCS network outside our markets. The roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements.

        Under our agreement with Sprint PCS, the reciprocal roaming rate exchanged for customers who roam into the other party's or another PCS affiliate's network was initially established at $0.20 per minute. In April 2001, we, along with other PCS affiliates of Sprint, reached an agreement in principle with Sprint PCS to reduce this reciprocal roaming rate exchanged between Sprint PCS and the PCS affiliates. The rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002 and further reduced to $0.058 per minute for 2003. The rate is currently fixed through December 31, 2006 at $0.058 per minute plus the actual long distance charges incurred. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS' retail yield from the prior year subject to certain limitations. Sprint PCS' retail yield is defined as Sprint PCS' average revenue per user for voice services divided by the average minutes of use per user.

        In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from PCS Vision services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our markets uses PCS Vision data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another PCS affiliate of Sprint outside of our markets. This roaming activity is settled on a per kilobit (KB) basis at a rate that is currently fixed at $0.0020 per KB through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our management agreement.

        We also receive wholesale revenue at established rates from reseller programs in which we participate.

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

        Program requirements.    Under our management agreement with Sprint PCS, we must comply with Sprint PCS' program requirements for technical standards, customer service standards and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. We are required to build a network that meets minimum transport requirements established by Sprint PCS for links between our cell sites and switches. These requirements are measured in milliseconds. We also are required to have minimal loss and echo return loss on our telephone lines. We must meet network up-time percentage in excess of 95%. Sprint PCS can adjust the program requirements at its discretion, subject to certain limitations, including those specified below. We can decline to implement any "non-capital program requirement change" (as defined below) if the change will:

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

        Under our services agreement with Sprint PCS, Sprint PCS may terminate a significant service, including customer service, billing or collections, upon nine months' advance written notice. We could then be required to establish and operate our own customer service center to, among other things, handle customer inquiries, activate handsets and accounts, handle billing or handle collections within stringent time guidelines established by Sprint PCS.

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

  •
  where Sprint PCS may, or is required to, purchase our operating assets the appraisers will value the business as if we own the spectrum and frequencies that we use under the management agreement; where we may, or are required to, purchase a portion of Sprint PCS' licensed spectrum, the business will be valued as if we already own that portion of the spectrum that we are going to purchase; and

  •
  the valuation will not include any value for the business not directly related to the Sprint PCS products and services.

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

        Most favored nation clause.    We generally have the right to amend our management agreement or services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and another Sprint PCS affiliate of similar size (defined as having at least 3.0 million covered POPs) if, prior to December 31, 2006, Sprint amends the terms of any of those agreements of another Sprint PCS affiliate of similar size in a manner that are more favorable than the terms of our agreements. This right is only effective, however, if we agree to accept all of the terms and conditions set forth in the other agreements agreed to after April 1, 2004 and (1) those agreements were not amended with such Sprint PCS affiliate, solely because the affiliate owns the spectrum on which its network operates (unless such PCS affiliate of Sprint acquired the spectrum from Sprint after April 1, 2004), (2) the amendments to those agreements were not compelled by a law or regulation inapplicable to us, or (3) the amendments to those agreements were not due solely to a change in a build-out plan.

  The Services Agreement

        Pursuant to amendments to our services agreement, Sprint PCS consolidated support services relating to billing, customer care, collections, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to as Sprint CCPU service, all of which support services we had been purchasing prior to the consolidation. We are purchasing the Sprint CCPU service from Sprint PCS for the period November 2003 through December 2006 and most recently agreed to pay a monthly rate of $7.25, $7.00 and $6.75 per subscriber during April through December 2004, the year 2005 and the year 2006, respectively. If we and Sprint PCS cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CCPU service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere, subject to certain rights and procedures relating to our ability to transition only customer care and collection services beginning in 2008. Sprint PCS also consolidated services relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs into one category referred to as Sprint CPGA service, all of which services and/or costs, prior to the consolidation, we had been purchasing in the case of the services or bearing in the case of the costs. We have agreed to continue to purchase the Sprint CPGA service from Sprint PCS for the period November 2003 through December 2006 at a current rate of $19.00 per gross addition, which rate is expected to be reset every three years. If we and Sprint PCS cannot agree to a new rate for any future three-year period beyond 2006, we have the option to continue to purchase the Sprint CPGA service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere.

        Sprint PCS may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint in connection with any other business or outside our markets. Sprint must give us nine months' notice if it discontinues a significant service, including customer service, billing or collections, and if we wish to continue to receive that service, Sprint will use commercially reasonable efforts to help us provide the service ourselves or find another vendor to provide the service and to facilitate any transition.

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

  Transfers and Assignments of PCS Licenses

        The FCC must give prior approval to the assignment of licenses or transfers of licenses involving substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. The FCC requires only post-consummation notification of certain pro forma assignments or transfers of control. In October 2003 and again in August 2004, the FCC established new rules designed to facilitate the transfer of spectrum licenses. Among other things, those rules allow one company to lease all or part of its spectrum rights to another company, and provide immediate and automatic FCC approval for certain types of license transfers.

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

  PCS License Renewal

        PCS licenses can be renewed for additional 10-year terms. PCS license renewal applications are not subject to auctions. However, under the FCC's rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC's rules afford PCS renewal applicants involved in a comparative renewal hearing a "renewal expectancy." The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has provided "substantial service" during its license term and substantially complied with all applicable laws and FCC rules and policies. The FCC's rules define "substantial service" in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. We believe that the FCC's renewal expectancy and procedures make it likely that Sprint will retain its PCS licenses that we manage for the foreseeable future.

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

        FCC rules require that local exchange carriers and most commercial mobile radio service providers allow customers to change service providers without changing telephone numbers, which, for wireless service providers, is referred to as wireless local number portability, or WLNP. FCC regulations required that most commercial mobile radio service providers implement WLNP in the 100 largest metropolitan areas of the United States by November 24, 2003, and everywhere else by May 24, 2004. The FCC also has adopted rules governing the porting of wireline numbers to wireless carriers. Implementation of WLNP has required wireless PCS providers like us and Sprint to purchase more expensive switches and switch upgrades. However, it also has enabled existing cellular customers to change to wireless personal communications services without losing their existing wireless telephone numbers, which has made it easier for PCS providers to market their services to existing cellular users.

        FCC rules require broadband PCS and other commercial mobile radio service providers to implement enhanced emergency 911 capabilities that provide the location of wireless 911 calls to "Public Safety Answering Points." The FCC has approved a plan proposed and amended by Sprint under which Sprint began selling specially equipped telephone handsets in 2001. Sprint's plan requires that by December 31, 2005, 95% of Sprint wireless subscriber handsets in service must be equipped for the Sprint wireless enhanced 911 service. Moreover, Sprint completed its PCS network upgrade to support enhanced 911 service by December 31, 2002 and began providing a specified level of enhanced 911 service by June 30, 2002. As the required equipment becomes more functional and less expensive, the same functionality that enables emergency 911 services may afford wireless carriers substantial and attractive new service and marketing opportunities. Sprint and other providers of cellular and PCS services are required to contribute to various state and local funds to support enhanced 911 capability through charges on customer invoices.

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

  Review of Universal Service Requirements

        The FCC and certain states have established "universal service" programs to ensure that affordable, quality telecommunications services are available to all Americans, and to support the availability of advanced telecommunications services to schools, libraries, and rural health care centers. Sprint is required to contribute to the federal universal service program as well as existing state programs. Currently, Sprint and we, like other providers of telecommunications services, including wireless service providers, are required to contribute to the federal Universal Service Fund based on revenues derived from interstate telecommunications services. The FCC is considering changes to the manner in which contributions to the federal Universal Service Fund are assessed. At the present time it is not possible to predict the extent of Sprint's total federal and state universal service assessments or its ability to recover from the universal service fund. Wireless providers may seek designation as "Eligible Telecommunications Carriers," or ETCs, in specific geographic areas. ETC designation makes those carriers eligible to receive funds from the federal universal service fund to support the provision of telecommunications service to customers in certain high cost areas. Within our markets, Sprint has been designated as an ETC in the states of Tennessee and Washington.

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

        In May 2004, the California Public Utilities Commission approved a series of requirements applicable to Sprint and other wireless service providers. These requirements, generally referred to as the telecommunications consumer bill of rights, impose obligations regarding contract disclosure, consumer complaints, marketing practices, service charges and billing. Most of the bill of rights requirements took effect in November 2004. However, carriers have until July 2005 to implement changes to their billing systems needed to comply with the bill of rights requirements. Several carriers have challenged the bill of rights rules in federal court. In January 2005, the California Public Utilities

Commission suspended the bill of rights. If reinstituted, compliance with the obligations imposed by the California consumer bill of rights could make it more costly for Sprint and its affiliates like us to provide service in that state.

Employees

        As of December 31, 2004, we employed 490 full-time and 16 part-time employees. None of our employees are represented by a labor union. We believe that our relations with our employees are good.

Executive Officers

        The name, age and position of each of our current executive officers are as follows:

        Donald A. Harris, 52, has served as our President and Chief Executive Officer and as a director since our inception and was appointed Chairman of the Board in May 2000. Mr. Harris has more than 20 years of experience in the telecommunications industry, and is the former president of Comcast Cellular Communications, Inc., and a former senior vice president of Comcast Corporation. He also participated in Comcast's efforts on the board of Nextel. Mr. Harris managed the build-out of and had operating responsibility for Comcast's cellular operations in Pennsylvania, New Jersey and Delaware with over 8 million residents. Mr. Harris also was responsible for Comcast's PCS experimental trials. Prior to joining Comcast in February 1992, Mr. Harris was Vice President/General Manager of PacTel Cellular's Los Angeles office, the then largest traditional cellular operation in the United States. He also held several senior management positions with PacTel, including Vice President of Corporate Development, and President and Chief Executive Officer of the San Francisco Cellular Partnership. Mr. Harris began his career in the wireless communications industry as a consultant with McKinsey & Company. Mr. Harris is a graduate of the United States Military Academy at West Point and holds a Master of Business Administration degree from Columbia University.

        Dean E. Russell, 52, has been our Chief Operating Officer since October 1999. He is responsible for overseeing all of the functional areas of our operations including sales and marketing, network and field operations and human resources. Prior to joining us, Mr. Russell was part of the executive management team of Education Management Corporation from October 1997 to October 1999. He held various positions with Education Management Corporation including Director of Operations for the Art Institute of Fort Lauderdale and President of the Art Institute International at San Francisco. Previously, Mr. Russell was the General Sales Manager for Comcast Cellular Communications, Inc. in Atlantic City and Cape May County in New Jersey from October 1995 to October 1997. Prior to joining Comcast Cellular Communications, Inc., Mr. Russell served in the United States Army for 20 years before retiring as a Lieutenant Colonel. Mr. Russell has over 30 years of leadership experience including hands on experience managing diverse operations. Mr. Russell holds a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, a Master of Education degree from the University of Georgia and a Master of Business Administration degree in International Business from Long Island University.

        James J. Volk, 41, joined us as Chief Financial Officer in July 2001 and is responsible for all of the company's financial activities. Prior to that, he served as Regional Vice President of Finance and Chief Financial Officer of Cingular Wireless' East Region since September 2000 where he was responsible for all financial aspects of the region which provided service to approximately 4 million customers. He previously served as Vice President of Finance and Chief Financial Officer of Cingular's Philadelphia market from August 1999 to September 2000. Mr. Volk joined Cingular as Director of International Finance in January 1995 where he was responsible for all financial aspects of the international wireless operations and business development of the Comcast Cellular Division. He also served from May 1998 to August 1999 as Director of Strategic Marketing Planning, where he was responsible for planning and analysis as well as business development for the Comcast Cellular Division. Mr. Volk is a Certified

Public Accountant and holds a Bachelor of Science degree in Accounting from the University of Delaware and a Master of Business Administration degree from Villanova University.

        Patricia E. Knese, 46, joined us in November 2000 as Vice President and General Counsel, and she was appointed our Secretary in February 2001 and Senior Vice President in May 2004. From May 1999 to November 2000, Ms. Knese served as Head Transactions and E-Health Counsel for Aetna U.S. Healthcare Inc., the Hartford, Connecticut-based health benefits company, and as General Counsel for InteliHealth Inc., an Aetna Internet subsidiary, where she was responsible for mergers and acquisitions, strategic relationships and investments, and licensing and other e-commerce related legal matters. From September 1993 to April 1999, she was an attorney at Morgan, Lewis & Bockius LLP in the Business and Finance area of the firm, and served as a federal judicial clerk from 1992 to 1993 with the chief judge of the United States District Court for the District of Delaware. She also has over ten years of management experience in the automotive industry with automotive manufacturers Subaru of America, Inc. and Chrysler Corporation. Ms. Knese holds a Bachelor of Science degree in Management/Marketing from Saint Joseph's University, a Master of Business Administration degree from Drexel University and a Juris Doctor degree, summa cum laude, from Temple University School of Law.

        David L. Zylka, 44, joined us in January 2000 as Vice President-Engineering, and in January 2004 he was appointed our Chief Technology Officer. In this role he is responsible for overseeing all activities within the engineering, network operations, implementation and information technology organizations of the company. Mr. Zylka has 14 years experience in the telecommunications industry. From January 1999 to December 1999, he served as Vice President of Engineering for Frontier Cellular Communications in Rochester, New York where he developed and executed a $59 million CDMA (code division multiple access) network expansion plan. Before he joined Frontier Cellular Communications, Mr. Zylka held various positions at Comcast Communications in Philadelphia, Pennsylvania from May 1991 to November 1998, most recently as Vice President of Operational and Performance Engineering for the Comcast Cellular network. Mr. Zylka holds a Bachelor of Science degree in Electrical Engineering from the United States Military Academy at West Point and a Master of Science degree in Information Systems Management from Golden Gate University.

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

Risks Related to Our Business, Strategy and Operations

        Sprint's recently announced proposed merger with Nextel Communications could lead to a material breach by Sprint of our management agreement with Sprint which would trigger certain rights and remedies under the agreement and could materially impact our operations and the value of our business

        On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that their boards of directors had unanimously approved a definitive agreement for a merger of equals. Nextel Communications currently operates a wireless mobility communications network in certain territories in which we also provide digital wireless mobility communications network services under the Sprint or affiliated brands. Sprint and we have had only very preliminary communications regarding the potential impact on us of the pending Sprint-Nextel transaction. We believe that, based on currently available information, and assuming that no changes are effected with respect to Sprint's agreements with us, Sprint could potentially be in violation of the exclusivity provision of our management agreement at some point following completion of the Sprint-Nextel transaction due to the overlap between certain of our and Nextel's territories. Sprint's agreements with us provide for specific remedies in the event of a material breach by Sprint of such agreements. We have not made any determination as to the potential impact on our operations or the value of our business of any of such remedies or whether any such remedy would be more or less favorable to us than our existing arrangements with Sprint or any renegotiated arrangements with Sprint. We are committed to working with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that we and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the potential impact on us of any such arrangements. Furthermore, we have not been able to assess the potential impact of the Sprint-Nextel business combination on Sprint's competitiveness in the wireless industry on either a short-term or long-term basis.

  Our substantial leverage could adversely affect our financial health

        We are highly leveraged. As of December 31, 2004, our total outstanding debt was approximately $424.1 million. Our substantial indebtedness could adversely affect our financial health by, among other things:

  •
  increasing our vulnerability to adverse economic conditions;

  •
  limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

  •
  requiring us to dedicate a substantial portion of any cash flows from operations to make interest and principal payments on our debt, which reduces funds available for operations and future business opportunities; and

  •
  potentially making us more highly leveraged than some of our competitors, which could potentially decrease our ability to compete in our industry.

        The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The indenture governing our outstanding notes limits our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our securities and our ability to repay our obligations under them. Additionally, the indenture governing our outstanding notes permits us to incur additional indebtedness, which may be secured by some or all of our assets, which could further exacerbate the risks associated with our leverage. We from time to time evaluate options for additional financings to supplement our liquidity position and maintain maximum financial flexibility. We may not be able to access the credit markets for additional capital if we have insufficient cash to satisfy the needs of our business.

  We may not be able to sustain our planned growth or obtain sufficient revenue to sustain profitability

        Our business projections reflect continuing growth in our subscriber base and the elimination of net losses during 2005. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term and, thus, lower cash flows from operations, but provide greater cash flows from operations in later periods. Conversely, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in higher cash provided in the near term and, thus, higher cash flows from operations, but provide lower cash flows from operations in later periods.

        We may not sustain operating profitability or positive cash flows, which may result in our inability to meet our debt obligations or fund capital expenditures

        Since our inception, we have incurred net losses through the year ended December 31, 2004. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, our ability to market Sprint PCS products and services, achieve projected market penetration and manage subscriber turnover rates. If we do not sustain operating profitability and positive cash flows from operating activities, we may be unable to make interest or principal payments on our debt. We will have to dedicate a substantial portion of any future cash flows from operations to make interest and principal payments on our debt and fund capital expenditures, which will reduce funds available for other purposes. Although we have completed our required network coverage build-out, our business requires additional capital expenditures of up to approximately $25 million annually for capacity enhancements and coverage improvements, which should be greater if we decide to implement new technology enhancements or undertake additional coverage expansions. If we do not maintain positive cash flows from operations, or if our operating cash flows are insufficient to cover our debt obligations in the future, we may be unable to operate our business in an effective or competitive manner or make required payments on our debt.

        If we receive less revenues or incur more fees than we anticipate for PCS roaming from Sprint, our results of operations may be negatively affected

        We are paid a fee from Sprint for every minute that a Sprint PCS subscriber based outside of our markets uses our network. Similarly, we pay a fee to Sprint for every minute that our customers use the Sprint PCS network outside of our markets. Sprint PCS subscribers based in our markets may spend more time in other Sprint PCS coverage areas than we anticipate, and Sprint PCS subscribers based outside of our markets may use our network less than we anticipate. As a result, we may receive less Sprint PCS roaming revenue and/or have to pay more in Sprint PCS roaming fees than we anticipate. Our ratio of inbound to outbound roaming with Sprint PCS was approximately 1.55 to 1 during the year ended December 31, 2004. We expect this ratio to decline over time.

        Revenues from subscribers of wireless communications providers other than Sprint that roam on our network and revenues from subscribers of MVNOs may decline in the future

        We derive a significant amount of roaming revenue from wireless communications providers other than Sprint for permitting their subscribers to roam on our network when they are in our markets. We do not have agreements directly with these providers. Instead, we rely on roaming arrangements Sprint has negotiated. We also derive a significant amount of revenues from subscribers of MVNOs who use our network at rates negotiated by Sprint that could be adjusted downward. If Sprint agrees to a lower negotiated rate, it would lower our revenues. If the roaming rates offered by Sprint are not attractive, wireless communications providers with roaming arrangements providing us revenue may decide to build out their own networks in our markets or enter into roaming arrangements with our competitors who also have networks in our markets. Similarly, MVNOs may attempt to establish more attractive rates with competitors, leading to a reduction in revenues from subscribers of MVNOs using our network. A significant reduction in roaming or MVNO rates or the loss of all or a significant portion of these revenues would have a material adverse effect on our financial condition and results of operations.

        We may incur additional charges against our earnings as a result of any future determination of an impairment of goodwill and intangible assets acquired in a business combination

        Our consolidated balance sheet included goodwill and an intangible asset resulting from a business combination in a prior year totaling approximately $38.1 million and $64.6 million, respectively, as of December 31, 2004. The intangible asset consisted of the unamortized cost of a Sprint PCS management agreement, which had a remaining useful life of 15 years as of December 31, 2004. There can be no assurance that the recorded amounts of these assets, which represented approximately 21%

of our total assets as of December 31, 2004, will ever be realized by us. Any future determination of an impairment of goodwill and intangible assets that requires the write-off of a significant portion of these assets could have an adverse effect on our results of operations.

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

        If we lose the right to install our equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, we could incur greater operating and capital expenditures and our business and results of operations could be adversely impacted

        We lease a significant amount of the radio communications sites for our network through master lease agreements with several national communication site management companies. A few of these tower companies have experienced financial difficulties and reorganized through bankruptcy proceedings. If a master lease agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or might be required to rebuild the affected portion of our network, which could result in a portion of our network having a temporary disruption in service and a material increase in our operating or capital expenditures. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if we were unable to renew a material number of expiring site leases either on favorable terms or at all or identify and utilize alternative attractive capabilities for installing and operating replacement radio communications sites.

        The terms of our debt place restrictions on us which may limit our operating flexibility

        The indenture governing our outstanding notes imposes material operating and financial restrictions on us. These restrictions, subject in certain cases to ordinary course of business and other exceptions, may limit our ability to engage in some transactions, including the following:

  •
  incurring additional debt;

  •
  paying dividends, redeeming capital stock or making other restricted payments or investments;

  •
  creating liens on assets;

  •
  merging, consolidating or disposing of assets;

  •
  entering into transactions with affiliates; and

  •
  placing restrictions on the ability of subsidiaries to pay dividends or make other payments.

        These restrictions could limit our ability to obtain debt financing, repurchase stock, refinance or pay principal or interest on debt, complete acquisitions for cash or debt or react to changes in our operating environment. Any future debt that we incur may contain similar or more restrictive covenants.

        We may not be able to compete with potential acquirers for acquisitions to expand our territory, or successfully overcome risks associated with expanding our territory through acquisitions, which could have a material adverse effect on our business and reduce the market value of our securities

        There has been a recent trend in the wireless telecommunications industry towards consolidation of wireless service providers through joint ventures, mergers and acquisitions. We may attempt to further expand our territory through acquisitions of other PCS affiliates of Sprint or through the grant of additional markets from Sprint. If we expand our operations through acquisitions, we will compete with other potential acquirers, some of which may have greater financial or operational resources than us. Any expansion through an acquisition may require the approval of Sprint. If we acquire additional businesses, we may encounter difficulties that may be costly and time-consuming, slow our growth or lower the value of our securities. For example, we may have to:

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

        Our stock price has been and may continue to be volatile and shareholders may not be able to sell their shares at or above the price they paid for them

        The market price of our common stock is subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

  •
  quarterly variations in our operating results;

  •
  operating results that vary from the expectations of securities analysts and investors;

  •
  changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

  •
  changes in our relationship and that of other PCS affiliates with Sprint;

  •
  announcements by Sprint concerning the status of the pending Sprint-Nextel business combination, as well as developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

  •
  actual or potential defaults in debt agreements by us or other PCS affiliates of Sprint;

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

        Our certificate of incorporation and bylaws include provisions that may discourage a change of control transaction

        Some provisions of our certificate of incorporation and bylaws and provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of us. For example, we have a staggered board of directors, the members of which may only be removed for cause, authorized but unissued shares of preferred stock which could be used to fend off a takeover attempt, and our shareholders may not take actions by written consent and are limited in their ability to make proposals at shareholder meetings.

Risks Related to Our Relationship with Sprint

        Our ability to conduct our business would be severely restricted if Sprint PCS materially breached or terminated our management agreement

        Our relationship with Sprint is governed by our management agreement with Sprint PCS. In addition to the risks related to a potential material breach by Sprint of our management agreement in connection with Sprint's proposed merger with Nextel Communications described above under "—Sprint's recently announced proposed merger with Nextel Communications could lead to a material breach by Sprint of our management agreement with Sprint which would trigger certain rights and remedies under the agreement and could materially impact our operations and the value of our business," because we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of our management agreement. Our management agreement with Sprint PCS is subject to termination. Sprint is not obligated to provide us with any support in connection with our business or otherwise, other than performing its contractual obligations under the management agreement and other related agreements between us. Sprint PCS may be able to terminate our management agreement with it if we materially breach the terms of the agreement. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint, in certain cases, with little notice. As a result, we may not always be in compliance with all requirements of our management agreement with Sprint PCS. Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our results of operations and cash flows. Our management agreement also requires that we provide network coverage to a minimum network coverage area within specified time frames and that we meet and maintain Sprint PCS' technical and customer service requirements. We believe we are in compliance with our network build-out requirements and Sprint PCS' other program requirements. A failure by us to meet any expanded build-out requirements for our markets or Sprint PCS' technical or customer service requirements could constitute a material breach of the management agreement, which could lead to its termination by Sprint. We may amend our management agreement with Sprint PCS in the future to expand our network coverage. Sprint can also choose not to renew the agreement at the expiration of the 20-year initial term in 2018 or any ten-year renewal term. In any event, our management agreement with Sprint PCS terminates in approximately 45 years. If Sprint PCS terminates or fails to renew our management agreement or fails to perform its obligations under the agreement, our ability to conduct our business would be severely restricted.

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

        Sprint may make decisions that could increase our expenses and/or our capital expenditure requirements, reduce our revenues or make our affiliate relationship with Sprint less advantageous than expected

        Under our management agreement with Sprint PCS, Sprint has a substantial amount of control over factors that significantly affect the conduct of our business. Subject to certain limits set forth in our management agreement with Sprint PCS, Sprint may make decisions that adversely affect our business, such as the following:

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

        The FCC may fail to renew the Sprint wireless licenses for our markets under certain circumstances, which would prevent us from providing wireless services

        Sprint's wireless licenses are subject to renewal and revocation by the FCC. The Sprint wireless licenses in our markets expire in 2004 through 2007 but may be renewed for additional ten-year terms. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint PCS or us to comply with these standards could result in the nonrenewal of the Sprint licenses for our markets. Additionally, if Sprint does not demonstrate to the FCC that Sprint has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. If Sprint loses its licenses in our markets for any of these reasons, we would not be able to provide wireless services without obtaining rights to other licenses. If Sprint loses its licenses in another territory, Sprint or the applicable PCS affiliate of

Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

        Sprint's failure to timely and accurately generate revenue and cost data for the compilation of our financial statements and other financial disclosures could have a material adverse effect on our business

        We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint provides a semi-annual evaluation of these controls to us by engaging its independent auditors to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70"). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. Additionally, at times, we have been invoiced by Sprint for charges or paid at rates that we have believed to be contractually incorrect. We review all charges and payments from Sprint and dispute items if appropriate based upon our interpretation of our agreements with Sprint PCS. We record estimates primarily based on invoiced amounts and we record any subsequent adjustments at the time the dispute is resolved. Errors that are not reconciled on a timely basis by Sprint could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the failure of Sprint to remit current or future amounts owing to PCS affiliates of Sprint, including us, could lead to actions on the part of us or other PCS affiliates of Sprint to enforce rights under the Sprint agreements and other remedies available under applicable law.

        The inability of Sprint to provide high quality back office services, or our inability to use Sprint's or its third party vendors' back office services, could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs

        We rely on Sprint's internal support systems, including customer care, billing and back office support. We also depend on Sprint's willingness to continue to offer these services and to provide these services effectively. Our operations could be disrupted if Sprint is unable to provide these back office services and systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. Sprint has relied on third party vendors for a significant number of important functions, including billing, customer care operations and components of its internal support systems and may continue to rely on outside vendors in the future or may take these systems in-house. Any significant system change, the inability of Sprint to provide or maintain high quality back office services or our inability to use Sprint's back office services and third party vendors' back office systems could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs. Our ability to replace Sprint in providing back office services may be limited.

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

        If other PCS affiliates of Sprint have financial difficulties, the Sprint PCS network could be disrupted

        The national PCS network of Sprint is a combination of networks. The large metropolitan areas are owned and operated by Sprint, and the areas in between them are owned and operated by PCS affiliates of Sprint, all of which are independent companies like us. We believe that most, if not all, of these companies have incurred substantial debt to pay the large cost of building out their networks. If other PCS affiliates of Sprint experience financial difficulties, the Sprint PCS network could be disrupted in that company's territory. Material disruptions in the Sprint PCS network could have a material adverse effect on our ability to attract and retain customers. If the affiliation agreements of those PCS affiliates of Sprint are like ours, Sprint would have the right to step in and operate the affected territory. However, this right could be delayed or hindered by legal proceedings, including any bankruptcy proceedings related to the affected affiliate. Three PCS affiliates of Sprint recently reorganized under Chapter 11 bankruptcy proceedings, and others have experienced financial difficulties. We believe that there has been no material disruption of the Sprint PCS network to date due to such financial difficulties.

        We may have difficulty in obtaining an adequate supply of certain handsets and other wireless devices from Sprint PCS, which could adversely affect our results of operations

        We depend on our relationship with Sprint to obtain handsets and other wireless devices at a competitive cost. Sprint PCS orders handsets and other wireless devices from various manufacturers. We could have difficulty obtaining specific types of handsets and other wireless devices at a competitive cost and in a timely manner if:

  •
  Sprint PCS does not adequately project the needs for handsets and devices for itself, its PCS affiliates and its other third party distribution channels, particularly during a transition to new technologies, such as 3G or EV-DO;

  •
  Sprint gives preference to other distribution channels;

  •
  we do not adequately project our need for handsets or other wireless devices;

  •
  Sprint PCS modifies its logistics and delivery plan in a manner that restricts or delays our access to handsets and other wireless devices; or

  •
  there is an adverse development in the relationship between Sprint and its suppliers or vendors.

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

        Significant competition in the wireless telecommunications industry may result in our competitors offering new or better services or lower prices, which could prevent us from operating profitably and may cause prices for our services to continue to decline in the future

        Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to decline in the future and the cost to acquire new customers to remain high. Although we face Verizon Wireless, Cingular, T-Mobile and, presently, Nextel, the other four national wireless operators, in the majority of our markets, Verizon and Cingular are in all of our markets and provide the most competition for market share because in most cases they were the incumbent providers. We also face competition from resellers in certain markets, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a facilities-based carrier and resell services through their own distribution network to the public.

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

        Many of our competitors have significantly greater financial and technical resources and subscriber bases, more extensive coverage areas and more well-established marketing programs and brand names than we do. Some of our competitors may market other services, such as landline telephone service, cable television and Internet access, along with their wireless telecommunications services. Furthermore, there has been a recent trend in the wireless telecommunications industry towards consolidation of wireless service providers, which has led to larger competitors. We may be unable to compete successfully with larger companies that have substantially greater resources or that offer more services than we do.

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

        Alternative technologies and current uncertainties in the wireless market may reduce demand for PCS products and services or cause us to increase our expenditures

        The wireless telecommunications industry is experiencing significant and rapid technological change, as evidenced by the increasing pace of digital upgrades in existing analog wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. Technological advances and industry changes could cause the technology used on our network to become obsolete. We rely on Sprint for research and development efforts with respect to Sprint PCS products and services and with respect to the technology used on our network. Sprint may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost.

        If Sprint is unable to keep pace with these technological changes or changes in the wireless telecommunications market, the technology used on our network or our business strategy may become obsolete. In addition, other carriers are in the process of completing, or have completed, upgrades to 1xRTT, or other 3G technologies, and some competing wireless operators, such as Verizon Wireless, are upgrading their networks to the next generation of wireless data technology called EV-DO. We completed our network upgrade to CDMA 1xRTT in 2002, and offer PCS Vision services in all of our markets. The implementation of EV-DO in networks of competitors in portions of our markets will create a gap in product offerings unless we determine to increase capital and operating expenditures to upgrade all or portions of our network with the enhanced technology.

        In addition, future FCC regulation or congressional legislation may create additional spectrum allocations that would have the effect of adding new entrants (and, consequently, additional competitors) to the mobile telecommunications market. We also face competition from competing technologies such as Wi-Fi and Wi-Max.

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

        Concerns over health risks posed by the use of wireless handsets may reduce consumer demand for our products and services

        Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health problems resulting from continued or excessive use, including cancer, may interfere with various electronic medical devices, including hearing aids and pacemakers, and may cause explosions if used while fueling an automobile. Widespread concerns over radio frequency emissions may expose us to potential litigation, discourage use of wireless handsets or result in additional regulation imposing restrictions or increasing requirements on the location and operation of cell sites or the use or design of wireless handsets. Any resulting decrease in demand for wireless services or increase in the cost of complying with additional regulations, or costs of litigation and damage awards, could impair our ability to sustain profitability.

        Regulation by government or potential litigation relating to the use of wireless phones while driving may reduce consumer demand for our products and services

        Some studies have indicated that some aspects of using wireless phones while driving may impair drivers' attention in certain circumstances, making accidents more likely. A number of U.S. state and local governments have enacted or are considering legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free wireless phone. These concerns also could lead to potential litigation relating to accidents, deaths or serious bodily injuries. New restrictions or government regulations that restrict or prohibit wireless phone use resulting in a decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to sustain profitability.

ITEM 2.    Properties

        As of December 31, 2004, our material properties were as follows:

        Corporate and Regional Offices.    Our principal executive offices consist of approximately 22,500 square feet of leased office space located in Conshohocken, Pennsylvania. We own an approximately 34,000 square foot office building located in Fresno, California in which our regional operations for central California are located. We lease approximately 13,000 square feet in this facility to two tenants and may lease additional space to other tenants in the future. We also lease space for regional operations in Reno, Nevada; Spokane, Washington; Boise, Idaho; and Evansville, Indiana.

        Sprint Stores.    We lease space for 37 company-owned Sprint retail stores in our markets.

        Switching Centers.    We have four leased and one owned switching centers, located in each regional market.

        Cell Sites.    We lease space on approximately 866 wireless towers and own approximately 36 towers.

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

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted during the fourth quarter of fiscal 2004 to a vote of security holders.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Market Information.    Shares of UbiquiTel common stock began trading on The Nasdaq National Market on June 7, 2000 under the symbol "UPCS." Prior to that date, there was no public market for UbiquiTel common stock. Effective November 1, 2002, the listing of UbiquiTel's common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market, and effective July 10, 2003, the listing of UbiquiTel's common stock was transferred from The Nasdaq SmallCap Market to The Nasdaq National Market. On March 3, 2005, there were 118 holders of record of UbiquiTel common stock. There is no public market for the common stock of UbiquiTel Operating Company and all of such stock is held by UbiquiTel.

        The following table lists the high and low bid prices for UbiquiTel common stock for the quarterly periods for the years ended December 31, 2003 and 2004, as reported by The Nasdaq SmallCap Market until July 9, 2003, and as reported by The Nasdaq National Market from July 10, 2003.

2003	High	Low
First Quarter	$0.50	$0.26
Second Quarter	1.67	0.36
Third Quarter	2.09	1.20
Fourth Quarter	2.88	1.26
2004	High	Low
First Quarter	$4.00	$2.61
Second Quarter	4.81	2.62
Third Quarter	4.71	3.41
Fourth Quarter	7.30	4.03

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

        Stock Repurchases.    Our equity incentive plan permits an optionholder to tender the exercise price for stock options in shares of UbiquiTel common stock held by the optionholder. In the fourth quarter of 2004, UbiquiTel received the shares of common stock set forth in the following table that were tendered by optionholders as consideration for the exercise price in connection with the exercise of stock options, which transactions are deemed to be repurchases of common stock by us; such shares were retired effective as of their time of repurchase:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2004	—	—	N/A	N/A
November 1 through November 30, 2004	22,845	*	N/A	N/A
December 1 through December 31, 2004	5,245	*	N/A	N/A
Total	28,090	*	N/A	N/A

*
See description in paragraph preceding the table.

ITEM 6.    Selected Financial Data

        In the table below, we provide you with selected financial data for the years ended December 31, 2004, 2003, 2002, 2001 and 2000, and balance sheet data as of December 31, 2004, 2003, 2002, 2001 and 2000, which are derived from and should be read in conjunction with the audited consolidated financial statements of UbiquiTel Inc. and subsidiaries included elsewhere herein. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein.

	Year Ended December 31,
	2004	2003(1)	2002(1)	2001(1)	2000(1)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$366,043	$273,266	$220,805	$93,573	$9,283
Costs and expenses:
Cost of service and operations and products(2)	208,579	177,726	184,363	95,571	11,427
Selling and marketing	67,485	53,681	54,711	39,119	4,166
General and administrative expenses excluding non-cash compensation charges(2)	17,185	15,022	15,401	11,436	7,042
Non-cash compensation for general and administrative matters	3,371	205	378	387	491
Depreciation, amortization and accretion	49,913	46,909	51,571	24,348	3,134

Total costs and expenses	346,533	293,543	306,424	170,861	26,260

Operating income (loss)	$19,510	$(20,277)	$(85,619)	$(77,288)	$(16,977)

Net loss(3)	$(15,297)	$(8,593)	$(117,837)	$(108,023)	$(46,721)

Basic and diluted net loss per share of common stock(3)(4)	$(0.16)	$(0.10)	$(1.45)	$(1.53)	$(1.18)

	As of December 31,
	2004	2003(1)	2002(1)	2001(1)	2000(1)
		(Restated)	(Restated)	(Restated)	(Restated)
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$91,781	$57,225	$73,481	$124,744	$147,706
Restricted cash	—	3,562	2,408	5,183	105,000
Property and equipment and construction in progress	245,546	264,601	283,705	277,986	119,872
Total assets	497,807	483,404	538,827	588,430	406,095
Long-term obligations(5)	424,116	404,873	457,721	399,699	258,446
Total liabilities	492,389	466,564	518,118	450,372	282,430
Total stockholders' equity	5,418	16,840	20,709	138,058	123,095

(1)
As discussed in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 2 to the Consolidated Financial Statements, certain restatements were made to amounts reported as cost of service and operations for the years ended December 31, 2003, 2002, 2001 and 2000. The restatements increased cost of service and operations and total costs and expenses by approximately $0.5 million, $0.4 million, $0.4 million and $0.1 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively. Total liabilities and stockholders' equity as of December 31, 2003, 2002, 2001 and 2000 have also been restated to reflect the impact of such adjustments. Total liabilities increased by approximately $1.4 million, $0.9 million, $0.5 million and $0.1 million as of December 31, 2003, 2002, 2001 and 2000, respectively. Accumulated deficit increased by approximately $1.4 million, $0.9 million, $0.5 million and $0.1 million as of December 31, 2003, 2002, 2001 and 2000, respectively.

(2)
Cost of service and operations included Sprint PCS management fee expense reclassified from general and administrative expenses totaling $16.5 million, $11.0 million, $4.2 million and $0.4 million for the years ended December 31, 2003, 2002, 2001 and 2000, respectively.

(3)
For the years ended December 31, 2004 and 2003, net loss and net loss per share included gains on debt retirements of approximately $4.9 million and $43.0 million, respectively.

(4)
Basic and diluted net loss per share of common stock is computed by dividing net loss by the weighted average number of common shares outstanding.

(5)
Long-term obligations at December 31, 2004 and 2003 included future cash flows associated with our 14% senior discount notes due 2010 of approximately $23,600 and $41.4 million, respectively. For all periods presented, long-term obligations includes capital lease obligations and current maturities of long-term debt. See Note 6 to the Consolidated Financial Statements.

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

Restatements of Prior Years' Financial Statements

        We reviewed our accounting practices with respect to lease transactions. As a result of this review and in consultation with the audit committee of our board of directors, we determined that it was appropriate to restate our consolidated financial statements for the years ended December 31, 2000 through December 31, 2003 and the nine months ended September 30, 2004 (see Note 15 to the Consolidated Financial Statements for restated quarterly financial data). Historically, when accounting for tower leases with renewal options, we recorded rent expense on a straight-line basis over the initial non-cancelable lease term, excluding any potential renewal periods. The restatements recognized rent expense on a straight-line basis over the lease term (as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as amended) of our tower leases. Cell site assets associated with such leased towers are depreciated over the shorter of the assets' useful lives or the lease term. These restatements resulted from the correction of accounting errors and were not attributable to any material non-compliance by us with any financial reporting requirements under the federal securities laws.

        As a result of these restatements, certain previously reported amounts in our consolidated statements of operations have been restated as follows (in thousands, except per share data):

Year Ended December 31, 2003	As Originally Reported	Adjustments	As Restated
Cost of services and operations	$136,999	$480	$137,479
Total costs and expenses	293,063	480	293,543
Operating loss	(19,797)	(480)	(20,277)
Loss before income taxes	(7,347)	(480)	(7,827)
Net loss	(8,113)	(480)	(8,593)
Basic and diluted net loss per share of common stock	$(0.09)	$(0.01)	$(0.10)
Year Ended December 31, 2002	As Originally Reported	Adjustments	As Restated
Cost of services and operations	$147,382	$450	$147,832
Total costs and expenses	305,974	450	306,424
Operating loss	(85,169)	(450)	(85,619)
Loss before income taxes	(129,314)	(450)	(129,764)
Net loss	(117,387)	(450)	(117,837)
Basic and diluted net loss per share of common stock	$(1.45)	$(0.00)	$(1.45)

        The cumulative impact of the adjustments for all years prior to the year ended December 31, 2002 was approximately $450,000 and was recorded as an adjustment to accumulated deficit in stockholders' equity as of December 31, 2001. The amounts reflected in cost of service and operations, as originally reported, included Sprint PCS management fee expense reclassified from general and administrative expenses totaling $16.5 million and $11.0 million for the years ended December 31, 2003 and 2002, respectively.

Use of Certain Terms

        In 2003, we initiated a reseller program under which mobile virtual network operators (MVNOs) use our network and resell wireless service under a private label. Minutes and kilobytes are sold at wholesale rates. Virgin Mobile USA launched reseller service in the second quarter of 2003. Qwest Communications launched reseller service in the second quarter of 2004. As of December 31, 2004, we had approximately 98,600 reseller subscribers. In this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 1. Business," unless the context indicates otherwise, all references to "subscribers" or "customers" and other operating metrics mean subscribers or customers excluding reseller subscribers.

Overview

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

        As of December 31, 2004, we had approximately 398,500 subscribers excluding resellers and approximately 98,600 reseller subscribers, for a total subscriber base of approximately 497,100. As of December 31, 2004, our network covered approximately 7.9 million residents which represented approximately 79% of the licensed population in our markets.

        As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint PCS for the use of its licenses. Under our management agreement with Sprint PCS, Sprint is entitled to receive 8.0% of billed revenue from Sprint PCS subscribers based in our markets less current period bad debts, net of bad debt recoveries, from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and outbound non-Sprint PCS roaming billed to subscribers based in our markets. We are responsible for building, owning and managing the portion of the PCS network located in our markets under the Sprint brand name. Our results of operations are dependent on Sprint PCS' network and, to a lesser extent, on the networks of other PCS affiliates of Sprint.

        As a PCS affiliate of Sprint, we purchase a full suite of support services from Sprint PCS including billing, customer care, collections and national platform services. We pay a monthly per subscriber rate for these services which is reset every three years. The current period for the service rates ends December 31, 2006. We have access to these services during the term of our management agreement unless Sprint PCS provides us at least nine months' advance notice of its intention to terminate any particular significant service. If Sprint PCS terminates service, our operations may be interrupted or restricted.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. Some of our accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to long-lived assets, goodwill, lease transactions, property and equipment, bad debt, inventory valuation, income taxes, deferred revenue and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Some of the most critical accounting policies, including those that require a significant amount of estimation or judgment in their application, include:

  Revenue Recognition:

        We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. We account for rebates, discounts and other sales incentives as a reduction to revenue. Subscriber revenue consists of monthly recurring service charges for voice and third generation data ("3G data") services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Equipment revenue includes sales of handsets and accessories. Our revenue recognition policies are consistent with the guidance in Emerging Issues Task Force ("EITF") Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), and Staff Accounting Bulletin No. 104, "Revenue Recognition."

        We recognize revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, we deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of our subscribers, which was estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately. We have determined that the sale of wireless services through our direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables as defined in EITF 00-21. Upon adoption of EITF 00-21, non-refundable, up-front activation fees billed in our direct sales channel are now included in equipment revenue rather than subscriber revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. As the total fair value of the handsets sold in direct sales channels consistently exceeds the aggregate activation fees and handset proceeds received from our subscribers, our adoption of EITF 00-21 has resulted in our no longer deferring activation fees and, therefore, no longer deferring incremental direct activation costs for direct sales channel revenue arrangements. Approximately $1.8 million and $1.1 million of activation fees were included in equipment revenue during the years ended December 31, 2004 and 2003, respectively.

        Roaming and wholesale revenue includes reseller revenue, Sprint PCS travel revenue and non-Sprint PCS roaming revenue. We record Sprint PCS travel revenue on a per minute rate for voice services and on a per kilobit rate for data services when Sprint PCS subscribers based outside our markets use our network. We record non-Sprint PCS roaming revenue when non-Sprint PCS subscribers use our network. We record reseller revenue when reseller subscribers use our network.

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

  Valuation of Accounts Receivable and Inventories:

        Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Sub-prime credit class customers are required to make a deposit ranging from $125 to $250 that can be credited against future billings. Under Sprint PCS service plans, sub-prime credit class customers also are subject to account spending limits, ranging from $125 to $250 depending on the credit quality of the customer, to control credit exposure. If our estimates of bad debt are insufficient for any reason, our operating income and available cash would be reduced.

        Reserve for Obsolete/Excess Inventory—We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured, for defective models and accessories that have been returned by customers. If the estimate of obsolete inventory is understated, our operating income would be reduced.

  Long-Lived Assets and Goodwill:

        Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and certain intangible assets resulting from business combinations be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2004, we completed our annual impairment review and determined that no impairment charge was required.

        Intangible assets consist of the unamortized cost of a Sprint PCS management agreement acquired in a business combination. Intangible assets are amortized over their estimated useful life. As of December 31, 2004, the remaining useful life of the acquired Sprint PCS management agreement is 15 years. If there was a reduction in the useful life of this asset, our operating income would be reduced.

  Lease Transactions:

        We lease office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment under operating leases. Our accounting for an operating lease transaction as of the lease's inception involves judgments in determining the number of lease renewal periods to be included in the lease term, in addition to the initial non-cancelable term, used in recognizing rent expense on a straight-line basis. This judgment considers various factors that we would consider at the time of opting to renew such leases, particularly whether any nonrenewal could result in an economic detriment to us or the forgoing of an economic benefit available to us. Additionally, the lease term can impact the determination of the period over which depreciable assets associated with operating leases are depreciated.

        If a lease with a lease term containing one or more renewal periods is not renewed after the initial term has expired, then the carrying values of the deferred rent liability resulting from straight-line recognition of rent expense and any lease-related assets reflected in the consolidated balance sheet would be written off and reflected in our results of operations in the period such nonrenewal occurred.

  Income Taxes:

        As part of the process of preparing our consolidated financial statements, we are required to estimate our taxes in each of the jurisdictions of operation. This process involves management estimating the actual current tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." These differences result in deferred tax assets and liabilities, which are included within the consolidated balance sheets. We then must assess the likelihood that the deferred tax assets will be recovered from future taxable income and, to the extent recovery is not likely, we must establish a valuation allowance. Future taxable income depends on the ability to generate income in excess of allowable deductions. To the extent we establish a valuation allowance or increase this allowance in a period, an expense is recorded within the tax provision in the consolidated statement of operations. Significant management judgment is required in determining our provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to establish a valuation allowance that could materially impact our financial condition and results of operations.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123R"). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and its related interpretations.

        SFAS No. 123R is effective for periods beginning after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after that date. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123. We are currently assessing the impact and timing of adopting SFAS No. 123R, but expect that our adoption of this pronouncement will increase our stock-based compensation expense in the period of adoption.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends APB No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges for nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of SFAS No. 153 will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

        We provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (GAAP) and adjustments to GAAP (non-GAAP) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as customer additions and churn are terms used in the wireless communications industry. The non-GAAP financial measures of average revenue per user and cost per gross addition reflect standard measures of liquidity, profitability or performance. The non-financial terms and the non-GAAP measures reflect wireless communications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP measures included in this report are reconciled below in "—Liquidity and Capital Resources—Reconciliation of non-GAAP financial measures."

Analysis of the years ended December 31, 2004 and 2003

  Customer Net Additions

        As of December 31, 2004, we provided personal communications services to approximately 398,500 customers, an increase of approximately 70,800 from December 31, 2003. During 2003, we added 70,700 net new subscribers.

  Churn

        Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30-day returns, by the beginning customer base for the period. Churn for the year ended December 31, 2004 was approximately 2.9% compared to approximately 3.2% for the year ended December 31, 2003. The decrease in churn was primarily the result of the improvement in the credit quality of the overall customer base resulting in less service being discontinued involuntarily. At December 31, 2004, the overall mix of our customer base was 76% prime and 24% sub-prime. At December 31, 2003, the overall mix of our customer base was 74% prime and 26% sub-prime. We expect involuntary churn to continue to decline with continued improvement in the quality of our customer base.

  Average Revenue Per User (ARPU)

        Average revenue per user (ARPU) summarizes the average monthly subscriber revenue per customer. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the years ended December 31, 2004 and 2003, our ARPU was approximately $57. We expect ARPU to continue to decline marginally as billing for overage minutes continues to decrease. This reduction is expected to be partially offset by the continued increase in data revenue.

  Cost Per Gross Addition (CPGA)

        Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded. The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $471 for the year ended December 31, 2004 compared to CPGA of approximately $450 for the year ended December 31, 2003. The increase in CPGA was primarily due to higher handset upgrade costs of approximately $15 per gross addition and the effect of increased handset promotion costs of approximately $3 per gross addition. We believe that CPGA will remain at approximately current levels in the near-term due to significant competition.

  Revenues

  •
  Subscriber Revenue.    Subscriber revenue during the years ended December 31, 2004 and 2003 was approximately $250.0 million and $197.6 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and 3G data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers' charges are dependent on their rate plans, based on the number of minutes and 3G data usage included in their plans. The increase in subscriber revenue was primarily attributable to the effect of the increase in our subscriber base.

  •
  Roaming and wholesale revenue.    Roaming and wholesale revenue consists of Sprint PCS travel revenue, non-Sprint PCS roaming revenue and reseller revenue. Travel revenue is generated on a per minute rate for voice services or on a per kilobit rate for data services when a Sprint PCS subscriber based outside our markets uses our network. An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network. Reseller revenue is generated when a reseller subscriber uses our PCS network. During the second quarters of 2003 and 2004, we initiated reseller programs with Virgin Mobile and Qwest, respectively.

    Roaming and wholesale revenue during the years ended December 31, 2004 and 2003 was approximately $102.9 million and $63.4 million, respectively. The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $18.7 million and $4.9 million, respectively, and increases in non-Sprint roaming and reseller revenues of approximately $6.0 million and $9.9 million, respectively. The increases in Sprint PCS travel revenue and non-Sprint roaming revenue were primarily due to increases in travel and roaming minutes of use and 3G data usage. Our increase in reseller subscribers from approximately 22,700 as of December 31, 2003 to approximately 98,600 as of December 31, 2004 was the primary factor for our increase in reseller revenues.

    We expect the growth rate for Sprint PCS travel minutes and kilobytes in 2005 to slow compared to the rate of growth during 2004. We expect non-Sprint PCS roaming revenue to decline in the near-term, primarily due to a decline in the roaming rate we receive from a significant roaming partner. During 2005, we expect reseller revenue to exceed amounts recognized in 2004 as a result of the significant increase in reseller subscribers during the second half of 2004.

  •
  Equipment Revenue.    Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue. The amounts recorded during the years ended December 31, 2004 and 2003 from equipment revenue totaled approximately $13.1 million and $12.2 million, respectively. The increase was primarily due to an increase in the allocation of activation revenue to equipment revenue in accordance with EITF 00-21 of approximately $0.7 million.

  Cost of Service and Operations

  •
  Network Operations Expenses.    Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnect charges, and totaled approximately $64.1 million during the year ended December 31, 2004 compared to approximately $58.6 million during the year ended December 31, 2003. For the years ended December 31, 2003 and 2002, we reclassified certain network operations expenses to Sprint operating expenses totaling approximately $7.9 million and $4.5 million, respectively, to conform with current year presentation, due to the changes in costs resulting from the amendment to our Sprint agreements in 2003. The increase was primarily due to the effect of an increase in interconnection charges of approximately $2.2 million resulting from increased minutes of use and the effect of an increase in radio communications sites on backhaul and site lease expenses of approximately $3.7 million.

  •
  Travel and Roaming Expenses.    We pay Sprint PCS travel fees on a per minute rate for voice services or on a per kilobit rate for data services when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. We also pay roaming fees to other wireless providers when our customers use their network. Travel and roaming expense totaled approximately $47.7 million and $32.3 million for the years ended December 31, 2004 and 2003, respectively. The increase in travel and roaming expenses was primarily due to increases in Sprint PCS travel expenses for voice and data services of approximately $12.7 million and $2.8 million, respectively. The increase in Sprint PCS travel expense was due to increases in travel minutes of use and 3G data usage, primarily due to an approximate 26% increase in our subscriber base.

  •
  Bad Debt Expense.    Bad debt expense during the years ended December 31, 2004 and 2003 was approximately $5.6 million and $1.7 million, respectively. The increase in bad debt expense was primarily attributable to the credit adjustment of approximately $1.2 million due to the resolution of disputed charges with Sprint PCS and a $1.3 million reduction in operating expenses related to the transition from the "collected revenue" to the "billed revenue" method with Sprint for reconciling amounts due to us for accounts receivable during the year ended December 31, 2003. The remaining increase is primarily attributable to subscriber revenue growth.

  •
  Sprint Operating Expenses.    Sprint operating expenses during the years ended December 31, 2004 and 2003 were approximately $52.9 million and $44.9 million, respectively. Sprint operating expenses included Sprint PCS management fee expense and other fees we paid to Sprint PCS for the use of its support services, including billing and collections services and customer care. For the years ended December 31, 2003 and 2002, Sprint PCS management fee expense of approximately $16.5 million and $11.0 million, respectively, was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation. As noted above under network operations expenses, certain expenses were reclassified from network operations expenses to Sprint operating expenses for the year ended December 31, 2003. The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $10.9 million, offset by savings related to the amendment to our Sprint agreements effective in 2003 of approximately $2.9 million.

  Cost of Products Sold

        The cost of products sold includes the costs of handsets and accessories and totaled approximately $38.3 million and $40.2 million during the years ended December 31, 2004 and 2003, respectively. The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. Handset subsidies on units sold by third parties totaled approximately $12.7 million and $15.5 million for the years ended December 31, 2004 and 2003, respectively.

  Selling and Marketing

        Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred selling and marketing expenses of approximately $67.5 million and $53.7 million during the years ended December 31, 2004 and 2003, respectively. The increase in selling and marketing expenses was primarily attributable to the effects of the increases in gross additions and the number of customer handset upgrades of approximately $5.1 million and $2.8 million, respectively, and an increase in advertising expense of approximately $1.3 million.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash compensation charges) totaling approximately $17.2 million and $15.0 million during the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2003 and 2002, Sprint PCS management fee expense of approximately $16.5 million and $11.0 million, respectively, was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation. The increase in general and administrative expenses was primarily due to an increase in compensation expenses of approximately $0.8 million, an increase in insurance expenses of approximately $0.5 million due to increases in certain insurance coverages and the initial costs of complying with the Sarbanes-Oxley Act of 2002 of approximately $0.7 million.

  Non-Cash Compensation for General and Administrative Matters

        During the years ended December 31, 2004 and 2003, non-cash compensation for general and administrative matters totaled approximately $3.4 million and $0.2 million, respectively. We apply the provisions of APB No. 25 and related interpretations in accounting for our equity incentive plan. In May 2002, we modified 1,220,800 options previously issued to employees and board members under our equity incentive plan to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification. The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised. In prior years, the fair market value of our common stock had not exceeded the modified price and, as such, no compensation expense had been recorded. As of December 31, 2004, the market price of our common stock was $7.12. Under variable accounting, compensation expense of approximately $3.4 million was recognized in 2004 for the excess of the common stock's fair market value over the modification price on 1,080,346 stock options deemed vested, which remain subject to variable accounting.

  Depreciation, Amortization and Accretion

        Depreciation, amortization and accretion expense for the years ended December 31, 2004 and 2003 totaled approximately $49.9 million and $46.9 million, respectively. We depreciate our property and equipment using the straight-line method over two to 10 years. A building owned by us is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 18 years. Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value. The increase in depreciation, amortization and accretion expense was primarily due to the impact of accelerated depreciation of our existing minicell base stations resulting from our reduction of their estimated useful lives during 2003 totaling approximately $5.0 million and increases in depreciation expense of approximately $0.8 million resulting from net additions to our network equipment during 2004, offset by an approximate $2.8 million decrease in amortization expense attributable to the VIA Wireless subscriber base, which was fully amortized as of March 31, 2003.

  Interest Income

        For the years ended December 31, 2004 and 2003, interest income was approximately $0.9 million and $0.6 million, respectively. The interest income was generated from cash, cash equivalents and restricted cash balances.

  Interest Expense

        Interest expense totaled approximately $40.1 million and $31.2 million during the years ended December 31, 2004 and December 31, 2003, respectively. Interest is accrued on our notes on a per annum basis at the stated interest rate. Interest on our senior secured credit facility was accrued at the London interbank offered rate based on contracts ranging from 30 to 180 days. The increase in interest expense primarily resulted from our refinancing of the outstanding borrowings under our senior secured credit facility in the first quarter of 2004 with longer term higher fixed rate notes.

        Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility and various note offerings, prior to any retirements of such debt.

  Gain on Debt Retirements

        During the first quarter of 2004, Operating Company issued $270.0 million aggregate principal amount of 9.875% senior notes due March 1, 2011 (the "9.875% Senior Notes"), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The 9.875% Senior Notes were issued at a discount and generated approximately $265.3 million in proceeds. The proceeds were used to repay and terminate Operating Company's senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B senior discount notes due 2008 ("14% Series B Senior Notes") ($14.5 million outstanding principal amount) for approximately $12.5 million, and to purchase $16.7 million principal amount of its outstanding 14% senior discount notes due 2010 ("14% Senior Notes") for approximately $15.9 million. The repayments of the senior secured credit facility and the 14% Series B Senior Notes and the purchase of the 14% Senior Notes resulted in a net gain on debt retirements of approximately $1.1 million, consisting of a loss on the purchase of the 14% Senior Notes of approximately $1.6 million, the write-off of deferred financing fees related to the senior secured credit facility and the 14% Series B Senior Notes of approximately $7.7 million, the write-off of unamortized debt discount for detachable warrants associated with the 14% Series B Senior Notes of approximately $3.6 million and costs of approximately $0.1 million related to the termination of the senior secured credit facility, net of a gain of approximately $14.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

        During the fourth quarter of 2004, Operating Company completed a financing of an additional $150.0 million aggregate principal amount of 9.875% Senior Notes in a transaction exempt from the registration requirements of the Securities Act. These 9.875% Senior Notes are of the same class as the previously outstanding $270.0 million aggregate principal amount of 9.875% Senior Notes and were issued at a price of 103.5% generating approximately $155.3 million in proceeds. Operating Company used approximately $139.3 million of these cash proceeds to fund a cash tender offer and consent solicitation for its outstanding 14% senior subordinated discount notes due 2010 ("14% Subordinated Notes") and 14% Senior Notes. Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted. The purchases of the 14% Subordinated Notes and the 14% Senior Notes resulted in a net gain on debt retirements of approximately $3.8 million, consisting of a loss on the purchases of such notes of approximately $16.2 million, the write-off of deferred financing fees related to the notes of approximately $1.2 million and the write-off of unamortized debt discount for detachable warrants associated with the 14% Subordinated Notes of approximately $2.9 million, net of a gain of approximately $24.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

  Income Taxes

        For the years ended December 31, 2004 and 2003, we recognized income tax expense of $0.6 million and $0.8 million, respectively. Income tax expense for 2004 and 2003 was comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

  Net Loss

        For the years ended December 31, 2004 and 2003, our net loss was approximately $15.3 million and $8.6 million, respectively. We recognized gains on debt retirements of approximately $4.9 million and $43.1 million during the years ended December 31, 2004 and 2003, respectively.

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

  Churn

        Churn for the year ended December 31, 2003 was approximately 3.2% compared to approximately 4.2% for the year ended December 31, 2002. The decrease in churn was primarily the result of tighter credit policies and the subsequent improvement in the credit quality of the overall customer base resulting in less service being discontinued involuntarily. At December 31, 2003, the overall mix of our customer base was 74% prime and 26% sub-prime. At December 31, 2002, the overall mix of our customer base was 71% prime and 29% sub-prime.

  Average Revenue Per User (ARPU)

        During the years ended December 31, 2003 and 2002, our ARPU was approximately $57 and $58, respectively. The decrease in ARPU primarily resulted from a decrease in overage charges attributable to a higher mix of customers on larger anytime minutes rate plans and lower cancellation fees resulting from lower customer churn.

  Cost Per Gross Addition (CPGA)

        CPGA was approximately $450 for the year ended December 31, 2003 which was comparable to approximately $444 for the year ended December 31, 2002.

  Revenues

  •
  Subscriber Revenue.    Subscriber revenue during the years ended December 31, 2003 and 2002 was approximately $197.6 million and $151.2 million, respectively. The increase in subscriber revenue was primarily attributable to the increase in our subscriber base of approximately $49.3 million, partially offset by the decrease in our average revenue per user (ARPU) of approximately $2.9 million.

  •
  Roaming and wholesale revenue.    Roaming and wholesale revenue during the years ended December 31, 2003 and 2002 was approximately $63.4 million and $61.3 million, respectively. The increase in roaming and wholesale revenue was primarily due to increases in non-Sprint PCS roaming revenue of approximately $7.8 million, partially offset by a decrease in Sprint PCS travel revenue of approximately $6.2 million. The increase in non-Sprint PCS roaming revenue was primarily due to the effect of an increase in roaming minutes of approximately $12.2 million, offset by the effect of a decrease in the average roaming rate we receive from other carriers of approximately $4.4 million. The decrease in Sprint PCS travel revenue for voice services was primarily due to the effect of a reduction in the reciprocal Sprint PCS travel rate of approximately $22.4 million, partially offset by the effect of increases in travel minutes of use and 3G data usage of approximately $16.1 million.

  •
  Equipment Revenue.    Equipment revenue totaled approximately $12.2 million and $8.3 million during the years ended December 31, 2003 and 2002, respectively. The increase was primarily due to the effect of higher average retail prices for handsets and accessories of approximately $2.5 million and the allocation of approximately $1.1 million of activation revenue to equipment revenue based on relative fair values in accordance with EITF 00-21, which we adopted on July 1, 2003.

  Cost of Service and Operations

  •
  Network Operations Expenses.    Network operations expenses totaled approximately $58.6 million during the year ended December 31, 2003 compared to approximately $62.2 million during the year ended December 31, 2002. For the years ended December 31, 2003 and 2002, we reclassified certain network operations expenses to Sprint operations expenses totaling approximately $7.9 million and $4.5 million, respectively, to conform with 2004 presentation. The decrease in network operations expenses was attributable to lower interconnection and backhaul charges of approximately $1.9 million and $2.0 million of expense reductions related to the resolution of disputed charges with Sprint PCS, offset by an increase in radio communications site rent due to an increase in the number of active radio communications sites from 826 at December 31, 2002 to 861 at December 31, 2003.

  •
  Travel and Roaming Expenses.    Travel and roaming expense totaled approximately $32.3 million and $31.1 million for the years ended December 31, 2004 and 2003, respectively. The increase in travel and roaming expenses was primarily due to an increase in Sprint PCS travel expense of approximately $2.1 million, offset by a decrease in non-Sprint PCS roaming expense of approximately $0.9 million. The increase in Sprint PCS travel expense was primarily due to increases in travel minutes of use and 3G data usage. The decrease in non-Sprint PCS roaming expense was primarily due to a reduction in the average roaming rate we paid to other carriers.

  •
  Bad Debt Expense.    Bad debt expense during the years ended December 31, 2003 and 2002 was approximately $1.7 million and $21.5 million, respectively. Bad debt expense for the year ended December 31, 2003 included a credit adjustment of approximately $1.2 million due to the resolution of disputed charges with Sprint PCS and a $1.3 million reduction in operating expenses related to the transition from the "collected revenue" to the "billed revenue" method with Sprint for reconciling amounts due to us for accounts receivable. The remaining decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base, tighter credit policies, lower customer write-offs and the re-instatement of deposits in late February 2002.

  •
  Sprint Operating Expenses.    Sprint operating expenses during the years ended December 31, 2003 and 2002 were approximately $44.9 million and $33.0 million, respectively. For the years ended December 31, 2003 and 2002, Sprint PCS management fee expense of approximately $16.5 million and $11.0 million, respectively, was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with 2004 presentation. As noted above under network operations expenses, certain expenses were reclassified from network operations expenses to Sprint operating expenses for the years ended December 31, 2003 and 2002. The increase in Sprint operating expenses was primarily attributable to the increase in our Sprint PCS management fee expense and the increase in our subscriber base.

  Cost of Products Sold

        Cost of products sold totaled approximately $40.2 million and $36.5 million during the years ended December 31, 2003 and 2002, respectively. The increase in cost of products sold was primarily attributable to higher handset upgrade costs. Handset subsidies on units sold by third parties totaled approximately $15.5 million and $10.8 million for the years ended December 31, 2003 and 2002, respectively.

  Selling and Marketing

        Selling and marketing expenses totaled approximately $53.7 million and $54.7 million during the years ended December 31, 2003 and 2002, respectively. The decrease in selling and marketing expenses was primarily attributable to $4.5 million in lower advertising costs, offset by an increase in activation expenses of approximately $4.1 million which was partially attributable to the adoption of EITF 00-21 in July 2003.

  General and Administrative

        We incurred general and administrative expenses (excluding non-cash compensation charges) totaling approximately $15.0 million and $15.4 million during the years ended December 31, 2003 and 2002, respectively. For the years ended December 31, 2003 and 2002, Sprint PCS management fee expense of approximately $16.5 million and $11.0 million, respectively, was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with 2004 presentation.

  Non-Cash Compensation for General and Administrative Matters

        During the years ended December 31, 2003 and 2002, non-cash compensation for general and administrative matters totaled approximately $0.2 million and $0.4 million, respectively. Unearned stock option compensation was recorded for the difference between the exercise price and the fair market value of our stock at the date of grant and was recognized as non-cash stock option compensation expense in the period in which the related services were rendered.

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

  Interest Expense

        Interest expense totaled approximately $31.2 million during the year ended December 31, 2003. During the year ended December 31, 2002, interest expense was approximately $46.0 million. The decrease in interest expense was primarily due to lower debt levels during the year ended December 31, 2003 than during the year ended December 31, 2002 as a result of the debt-for-debt exchange offer consummated in February 2003 and the open market purchases of 14% Subordinated Notes during the second quarter of 2003, partially offset by the interest expense attributable to the 14% Series B Senior Notes issued in February 2003 and during the second quarter of 2003.

        Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility, 14% Subordinated Notes and 14% Series B Senior Notes.

  Gain on Debt Retirements

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

        In connection with our debt-for-debt exchange, we wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the 14% Subordinated Notes and we incurred estimated fees and expenses of approximately $3.7 million in connection with the issuance of the 14% Senior Notes, which reduced the gain resulting from the exchange offer, and we incurred estimated expenses of approximately $0.3 million in connection with the issuance of the 14% Series B Senior Notes.

        We followed the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and EITF Issue No. 02-04, "Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15," in recording the private placement exchange transaction in the first quarter of 2003. These provisions required that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest) specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on our balance sheet as long-term liabilities and were valued at approximately $81.9 million as of the transaction date. As a result, no interest expense related to the 14% Senior Notes was recognized in future periods. The following table presents the gain recognized in the private placement exchange transaction in 2003 (in thousands, except per share data):

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

  Income Taxes

        For the year ended December 31, 2003, we recognized income tax expense of approximately $0.8 million, and for the year ended December 31, 2002, we recognized an income tax benefit of approximately $11.9 million. Income tax expense for 2003 was comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which was not amortizable to expense for financial reporting purposes. Approximately $8.8 million of the tax benefit recorded during the year ended December 31, 2002 was due to a federal income tax refund of which $8.6 million was received in 2003. The refund was the result of carrying back 2002 net operating losses from our former wholly owned subsidiary, VIA Holding Inc. (which was merged into Operating Company in the second quarter of 2003), to realize a federal income tax refund for taxes that had been previously paid by VIA Holding's predecessor, an acquired VIA Wireless member company. The remaining $3.1 million tax benefit recorded during the year ended December 31, 2002 was due to consolidated net operating loss carryforwards that reduced the net deferred tax liability on our consolidated balance sheet.

  Net Loss

        For the years ended December 31, 2003 and 2002, our net loss was approximately $8.6 million and $117.8 million, respectively. The decrease in net loss was primarily due to the increase in revenues resulting from the increase in our subscriber base, the decrease in bad debt expense resulting from the improvement in the credit quality of the subscriber base, the decrease in interest expense resulting from the debt restructuring and the gain on debt retirements.

Liquidity and Capital Resources

        From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003 and 2004, we generated cash flow from operating activities of approximately $14.5 million and $55.4 million, respectively.

        Although we substantially completed our contractually required network coverage build-out in 2002, our business could require additional capital expenditures for capacity enhancements and coverage improvements. Capital expenditures for the years ended December 31, 2004 and 2003 totaled approximately $27.0 million and $25.9 million, respectively. Since 2003, we have funded and expect to fund all of our future capital expenditures through cash flows from operating activities.

        We announced a network coverage expansion which is expected to cost approximately $13 million and is expected to be completed in 2006. As part of this expansion, we entered into an agreement with an equipment vendor to acquire network equipment. The agreement provides for a minimum purchase commitment of $18 million in each of the years 2005 through 2008 for all network equipment and performance services that we purchase.

        In mid-2004, Sprint announced its intention to deploy the next generation of CDMA technology known as EV-DO in a substantial portion of its network. EV-DO technology is expected to generate higher network data speeds and allow the introduction of new data products and features. While Sprint has not required the implementation of EV-DO by us or its other PCS affiliates, we expect to begin deploying EV-DO in selected markets in 2005 and expect to upgrade approximately 56% of our covered population to EV-DO by the end of 2006 at an estimated cost of $13 million.

        On February 23, 2004, Operating Company issued $270.0 million in aggregate principal amount of the 9.875% Senior Notes at a discount and generated approximately $265.3 million in proceeds. UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the 9.875% Senior Notes. The proceeds were used to repay and terminate Operating Company's senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.7 million principal amount of its outstanding 14% Senior Notes for approximately $15.9 million. On July 29, 2004, Operating Company completed a registered exchange offer involving the 9.875% Senior Notes, pursuant to which all of the outstanding 9.875% Senior Notes were exchanged for 9.875% Senior Notes that have been registered under the Securities Act. The registered 9.875% Senior Notes are substantially identical to the unregistered 9.875% Senior Notes, except that certain transfer restrictions and registration rights do not apply to the registered 9.875% Senior Notes.

        Under the indenture governing the 9.875% Senior Notes, Operating Company is permitted to issue additional notes from time to time, and did so on October 14, 2004 in connection with the following refinancing transactions. Operating Company completed a financing of an additional $150.0 million aggregate principal amount of 9.875% Senior Notes in a transaction exempt from the registration requirements of the Securities Act. These 9.875% Senior Notes are of the same class as the previously outstanding $270.0 million aggregate principal amount of 9.875% Senior Notes and were issued at a price of 103.5% generating cash proceeds of approximately $155.3 million.

        Operating Company used approximately $139.3 million of these cash proceeds to fund the cash tender offer and consent solicitation for its outstanding 14% Subordinated Notes and 14% Senior Notes. Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes, representing all of the outstanding 14% Subordinated Notes, and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted. There are approximately $32,000 aggregate principal amount of 14% Senior Notes that remain outstanding. Amendments to the indenture governing the 14% Senior Notes eliminating substantially all of the indenture's restrictive covenants and certain of its events of default became effective on October 14, 2004. We expect to repurchase and retire, defease or redeem the remaining outstanding 14% Senior Notes during 2005.

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

        The $420.0 million aggregate principal amount of 9.875% Senior Notes will require cash payments of interest of $41.5 million in each of the years 2005 through 2009. We presently are in compliance with all covenants in the indenture associated with the 9.875% Senior Notes. We may from time to time purchase outstanding 9.875% Senior Notes and/or shares of UbiquiTel common stock in the open market, in privately negotiated transactions or otherwise in accordance with our debt agreements and applicable law.

        As of December 31, 2004, we had approximately $91.8 million in cash and cash equivalents and working capital of approximately $79.1 million. Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through December 31, 2005 and into the foreseeable future.

        While management does not anticipate the need to raise additional capital to meet our operating or capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new customer additions, customer turnover, revenues, marketing costs, bad debt expense and roaming and reseller revenue. Management believes our financial position will be sufficient to meet the cash requirements of the business including capital expenditures, cash interest and working capital needs. Should actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may not be available or may not be available on acceptable terms.

  Contractual Obligations

        We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; purchase obligations; the building mortgage; the 9.875% Senior Notes; and the 14% Senior Notes. The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of December 31, 2004 (dollars in thousands):

		Payments due by year ending December 31,
Contractual obligation
	Total	2005	2006	2007	2008	2009	Thereafter
Operating leases(1)	$71,624	$18,301	$12,811	$9,874	$7,862	$6,864	$15,912
Purchase obligations(2)	80,899	22,668	20,821	19,183	18,177	50	—
Building mortgage(3)	3,228	223	240	257	275	295	1,938
9.875% Senior Notes(3)	420,000	—	—	—	—	—	420,000
14% Senior Notes(3)	32	—	—	—	—	—	32

	$575,783	$41,192	$33,872	$29,314	$26,314	$7,209	$437,882

(1)
Does not include payments due under renewals to the original lease term.

(2)
Operating Company is committed to purchase network equipment and network performance services at a minimum annual commitment of $18 million during the years 2005 through 2008 pursuant to an agreement with a third party. Also includes commitments for backhaul circuits under usage agreements with certain telecommunications providers through 2009.

(3)
Total repayments, excluding interest payments, are based on borrowings outstanding as of December 31, 2004.

        There are provisions in the indenture governing the 9.875% Senior Notes that provide for an acceleration of repayment upon an event of default, as defined in the indenture.

  Analysis of Cash Flows

        A significant portion of our revenues is generated from customers who subscribe to PCS service from us or Sprint on contracts that range from one to two years. Our cash flow from operating activities will fluctuate with the size of our subscriber base and indirectly from the size of Sprint's subscriber base and the recurring subscriber and roaming revenue streams generated from these customers. We expect cash flow from operating activities will continue to grow in 2005 and in future periods as our subscriber base continues to grow.

        Net cash provided by operating activities was approximately $55.4 million and $14.5 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash provided by operating activities was primarily due to the reduction in operating losses and increases in accounts payable and accrued expenses, offset by increases in accounts receivable and prepaid and other assets. Net cash used in operating activities was approximately $38.8 million for the year ended December 31, 2002. The increase in cash provided by operating activities in 2003 was primarily due to a lower operating loss, the resolution of $3.2 million in disputed charges with Sprint PCS and the receipt of an $8.6 million federal income tax refund.

        Net cash used in investing activities was approximately $25.8 million and $16.5 million for the years ended December 31, 2004 and 2003, respectively. The increase resulted from higher capital expenditures for switch capacity upgrades and cash payments for the purchase of current generation multi-carrier capable base stations pursuant to our plan to replace our existing minicell base stations. Net cash used in investing activities was approximately $40.2 million for the year ended December 31, 2002. The decrease of $23.7 million in net cash used in investing activities in 2003 was primarily due to lower capital expenditures of $17.2 million for coverage expansion and 3G upgrades and the receipt of proceeds from the sale of 98 wireless communications towers of approximately $10.5 million during the fourth quarter of 2003.

        Net cash provided by financing activities was approximately $5.0 million for the year ended December 31, 2004, resulting primarily from cash proceeds of approximately $155.3 million from our October 2004 issuance of 9.875% Senior Notes net of cash payments of approximately $139.3 million to purchase approximately $100.4 million aggregate principal amount of 14% Subordinated Notes and approximately $31.4 million aggregate principal amount of 14% Senior Notes. Financing costs of approximately $4.1 million were incurred in connection with this debt refinancing. As discussed above, the proceeds from the issuance of the 9.875% Senior Notes in February 2004 were used to repay outstanding borrowings plus accrued interest under our senior secured credit facility, to redeem outstanding 14% Series B Senior Notes, to purchase a portion of the outstanding 14% Senior Notes and to pay all financing fees associated with the refinancing. Net cash used in financing activities was approximately $14.2 million for the year ended December 31, 2003 compared to net cash provided by financing activities of approximately $27.7 million for the year ended December 31, 2002. Our debt-for-debt exchange in February 2003 and issuance of 14% Series B Senior Notes resulted in the incurrence of approximately $4.6 million in financing costs and a $15.0 million repayment under our senior secured credit facility. Partially offsetting these transactions was the occurrence of a $5.7 million cash overdraft resulting from checks issued but not presented to banks as of December 31, 2003.

  Reconciliation of non-GAAP financial measures

        We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company's financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented. The non-GAAP financial measures discussed in "—Results of Operations" are average revenue per user (ARPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in "—Results of Operations—Analysis of the years ended December 31, 2004 and 2003," and the following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Year Ended December 31,
Average revenue per user (ARPU)
	2004	2003	2002
Subscriber revenue	$250,034,000	$197,633,000	$151,174,000

Average subscribers	365,100	290,100	217,600
ARPU	$57	$57	$58

        We believe ARPU, which calculates the average monthly service revenue per customer, is a useful measure to assist in evaluating our past and forecasting our future subscriber revenue. In addition, it provides a gauge to compare our subscriber revenue to that of other wireless communications providers, although other wireless communications providers may include or exclude certain items from their calculations which may make the comparison less meaningful.

	Year Ended December 31,
Cost per gross addition (CPGA)
	2004	2003	2002
Selling and marketing	$67,485,000	$53,681,000	$54,711,000
Add: Cost of products sold	38,314,000	40,247,000	36,531,000
Less: Equipment revenue	(13,089,000)	(12,205,000)	(8,331,000)

Total CPGA costs	$92,710,000	$81,723,000	$82,911,000

Gross additions	196,600	181,800	186,700
CPGA	$471	$450	$444

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

  Seasonality

        Our business is seasonal because the wireless industry is dependent on fourth quarter results. Among other things, the industry relies on higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. The factors contributing to this trend include the increasing use of retail distribution, which is dependent on year-end holiday shopping, the timing of new product and service offerings, competitive pricing pressures and aggressive marketing and promotions during the holiday season. The increased level of activity requires a greater use of our available financial resources during this period.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. All of the interest rates on our notes are fixed; the weighted average interest rate on our notes was 9.875% as of December 31, 2004. We have not entered into derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating. No principal repayments on our notes are due within the next five years.

ITEM 8.    Financial Statements and Supplementary Data

        Reference is made to Item 15 for the financial statements meeting the requirements of Regulation S-X.

ITEM 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer), conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 ("Exchange Act") Rules 13a-15(e) or 15d-15 (e)) as of December 31, 2004. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2004.

Management's Report on Internal Control Over Financial Reporting

        The management of UbiquiTel is responsible for establishing and maintaining adequate internal control over financial reporting. UbiquiTel's internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of the financial reporting process and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of UbiquiTel's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations on the Treadway Commission (COSO) in "Internal Control—Integrated Framework." Management has concluded that, based on its assessment under those criteria, UbiquiTel's internal control over financial reporting was effective as of December 31, 2004.

        Our management's assessment of the effectiveness of UbiquiTel's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein on page F-2.

Management's Consideration of the Restatements

        In coming to the conclusion that our internal control over financial reporting was effective as of December 31, 2004, our management considered, among other things, the control deficiency related to periodic review of the application of generally accepted accounting principles, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. After reviewing and analyzing the Securities and Exchange Commission's Staff Accounting Bulletin ("SAB") No. 99, "Materiality," Accounting Principles Board Opinion No. 28, "Interim Financial Reporting," paragraph 29 and SAB Topic 5 F, "Accounting Changes Not Retroactively Applied Due to Immateriality," and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders' equity was not material on the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year's reported net income, our management concluded that the control deficiency that resulted in the restatements of the prior period financial statements was not in itself a material weakness. Furthermore, our management concluded that, as of December 31, 2004, we had effective internal control over financial reporting, including controls over the application of accounting principles, and that the control deficiency that resulted in the restatements when aggregated with other deficiencies did not constitute a material weakness.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        Management is responsible for all of our disclosure controls and procedures and internal control over financial reporting including those relating to functions outsourced to a third party and including controls over the information flow to and from the third party service organization. We also are responsible for assessing the identified controls over financial reporting over the outsourced operations. We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS affiliates of Sprint. To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a "Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates" under guidance provided in Statement of Auditing Standards No. 70 ("SAS 70"). This report is provided semi-annually to us and we have placed reliance on this SAS 70 report for assessing the identified controls over financial reporting over the outsourced operations.

ITEM 9B.    Other Information

        In March 2005, we entered into an employment agreement with Dean E. Russell, our chief operating officer. The employment agreement provides that the executive officer's employment may be terminated by us with or without cause, as defined in the employment agreement, at any time or by the executive officer for any reason at any time upon 30 days' written notice to us. If we terminate the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the employment agreement, within 30 days of termination, or such other date mutually agreed to, we must pay the executive officer a single lump sum payment in cash equal to the total of one year's gross salary in effect at the time of termination and the amount of the executive officer's bonus for the fiscal year preceding the year in which the termination occurs, plus all outstanding unreimbursed expenses. If we are required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive officer is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from us or our successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to two times the executive officer's annual gross salary for the year in which the change of control occurs and bonus paid to the executive officer for the fiscal year preceding the year in which the change of control occurs, plus all outstanding unreimbursed expenses, and the executive officer's outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer's employment is terminated or the termination date in the applicable stock option agreement. Following a termination by us or our successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, we are required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled. The executive officer has agreed not to disclose any of our confidential information, and not to solicit any of our employees during his employment and for a period of one year after his employment is terminated for any reason whatsoever.

        In March 2005, we entered into an employment agreement with David L. Zylka, our chief technology officer. The employment agreement provides that the executive officer's employment may be terminated by us with or without cause, as defined in the employment agreement, at any time or by the executive officer for any reason at any time upon 30 days' written notice to us. If we terminate the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the employment agreement, within 30 days of termination, or such other date mutually agreed to, we must pay the executive officer a single lump sum payment in cash equal to the total of one year's gross salary in effect at the time of termination and one month's gross salary for each full year of employment of the executive officer by us not to exceed an additional six month's gross salary, plus all outstanding unreimbursed expenses. If we are required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive officer is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from us or our successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to the executive officer's gross salary, excluding bonus, for the twelve-month period preceding the date of termination and one-twelfth of the foregoing amount for each full year of employment of the executive officer by us not to exceed six-twelfths of the foregoing amount, plus all outstanding unreimbursed expenses, and the executive officer's outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer's employment is terminated or the termination date in the applicable stock option agreement. Following a termination by us or our successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, we are required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled. The executive officer has agreed not to disclose any of our confidential information, and not to solicit any of our employees during his employment and for a period of one year after his employment is terminated for any reason whatsoever.

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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

(a)    1.    Financial Statements.

UbiquiTel Inc. and Subsidiaries—Consolidated Financial Statements

  2.
  Financial Statement Schedules.    Financial statement schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or the Notes thereto.

  3.
  Exhibits.    The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (3.1)
**3.2	Amendment to Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (3.2)
*3.3	Amended and Restated Bylaws of UbiquiTel Inc. (3.2)
*4.1	Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (10.21)
***4.2	First Amendment, dated as of June 12, 2000, to Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (4.3)
***4.3	Warrant Agreement dated as of June 12, 2000 by and between UbiquiTel Inc. and Donaldson, Lufkin & Jenrette Securities Corporation. (4.4)
+4.4	Form of Registered 9.875% Senior Note Due 2011. (4.4)
++4.5	Notation of Guarantee dated as of February 23, 2004 of UbiquiTel Inc. (10.3)
+++4.6	Form of Registered 9.875% Senior Note Due 2011. (4.4)
#4.7	Notation of Guarantee dated as of October 14, 2004 of UbiquiTel Inc. (10.5)
†*10.1	Sprint PCS Management Agreement, as amended, dated as of October 15, 1998 by and between Sprint Spectrum, LP, WirelessCo., LP and UbiquiTel, LLC. (10.1)
†*10.2	Sprint PCS Services Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.2)
*10.3	Sprint Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Communications Company, LP and UbiquiTel, LLC. (10.3)
*10.4	Sprint Spectrum Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.4)

##10.5	Addendum VI dated February 22, 2001 to Sprint PCS Management Agreement by and between Sprint Spectrum, LP, Wireless Co., LP, and UbiquiTel Operating Company. (10.36)
###10.6	Addendum VII dated July 31, 2003 to Sprint PCS Management Agreement by and between Sprint Spectrum L.P., WirelessCo., L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P. and Sprint PCS License, L.L.C., and UbiquiTel Operating Company. (10.3)
^10.7	Addendum X dated December 8, 2004 to Sprint PCS Management Agreement by and between Sprint Spectrum L.P., WirelessCo., L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P. and Sprint PCS License, L.L.C., and UbiquiTel Operating Company. (10.1)
†*10.8	Asset Purchase Agreement dated as of December 28, 1999, as amended, by and between Sprint Spectrum, LP, Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP, Cox Communications PCS, LP, Cox PCS Leasing Co., LP, Cox PCS Assets, LLC and UbiquiTel Holdings, Inc. (10.5)
*10.9	Employment Agreement dated as of November 29, 1999 by and between UbiquiTel Inc. and Donald A. Harris. (10.17)
^^10.10	Employment Agreement dated as of November 30, 2002 by and between UbiquiTel Inc. and Donald A. Harris. (10.28)
10.11	Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and Dean E. Russell.
^^^10.12	Employment Agreement dated as of November 19, 2003 by and between UbiquiTel Inc. and James J. Volk. (10.46)
10.13	Amendment to Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and James J. Volk.
^^^10.14	Employment Agreement dated as of November 19, 2003 by and between UbiquiTel Inc. and Patricia E. Knese. (10.47)
10.15	Amendment to Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and Patricia E. Knese.
10.16	Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and David L. Zylka.
>10.17	Amended and Restated 2000 Equity Incentive Plan of UbiquiTel Inc. (10.39)
>>10.18	UbiquiTel Inc. Amended and Restated 2002 Employee Stock Purchase Plan. (10.1)
^^10.19	Indenture for UbiquiTel Operating Company's 14% Senior Discount Notes Due 2010 dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee. (10.35)
#10.20	Supplemental Indenture dated as of October 14, 2004 to the Indenture for UbiquiTel Operating Company's 14% Senior Discount Notes Due 2010 dated as of February 26, 2003 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee. (10.2)
++10.21	Indenture for UbiquiTel Operating Company's 9.875% Senior Notes Due 2011 dated as of February 23, 2004 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee. (10.2)
#10.22	Registration Rights Agreement dated as of October 14, 2004 among UbiquiTel Operating Company, UbiquiTel Inc., Bear, Stearns & Co. Inc. and Banc of America Securities LLC. (10.1)

###10.23	Master Site Agreement dated as of October 15, 2003 between UbiquiTel Leasing Company and GoldenState Towers, LLC. (10.1)
*10.24	Master Site Agreement dated as of May 11, 2000 between SpectraSite Communications, Inc. and UbiquiTel Leasing Company. (10.27)
>>>10.25	Master Tower Space License Agreement dated as of April 4, 2001 between American Tower, L.P. and UbiquiTel Leasing Company and First Amendment thereto dated June 18, 2001. (10.32)
>>>10.26	Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Communication New York, Inc., Crown Castle PT Inc., Crown Castle South Inc., Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company. (10.33)
10.27	Second Amendment dated as of December 22, 2004 to Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Castle PT Inc., Crown Castle South LLC, Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company.
21.1	Subsidiaries of UbiquiTel Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature pages).
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

*	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (Reg. No. 333-32236).
**	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-3 of UbiquiTel Inc. (Reg. No. 333-39956).
***	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (Reg. No. 333-39956).
+	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-4 of UbiquiTel Operating Company (Reg. No. 333-115626).
++	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2004 of UbiquiTel Inc. and UbiquiTel Operating Company.
+++	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-4 of UbiquiTel Operating Company (Reg. No. 333-121137).
#	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2004 of UbiquiTel Inc. and UbiquiTel Operating Company.

##	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K, as amended by Form 10-K/A, for the fiscal year ended December 31, 2000 of UbiquiTel Inc. and UbiquiTel Operating Company.
###	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003 of UbiquiTel Inc. and UbiquiTel Operating Company.
^	Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K dated December 8, 2004 of UbiquiTel Inc.
^^	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of UbiquiTel Inc. and UbiquiTel Operating Company.
^^^	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of UbiquiTel Inc. and UbiquiTel Operating Company.
>	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-3 of UbiquiTel Inc. (Reg. No. 333-68082).
>>	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of UbiquiTel Inc. and UbiquiTel Operating Company.
>>>	Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the fiscal quarter ended March 31, 2001 of UbiquiTel Inc. and UbiquiTel Operating Company.
†	Confidential treatment has been granted on portions of these documents.

  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit numbers 10.9, 10.10, 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17 and 10.18.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 15th day of March, 2005.

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

Signature	Title	Date

/s/ DONALD A. HARRIS Donald A. Harris	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
/s/ JAMES J. VOLK James J. Volk	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 15, 2005
/s/ ROBERT A. BERLACHER Robert A. Berlacher	Director	March 15, 2005
/s/ JAMES E. BLAKE James E. Blake	Director	March 15, 2005
/s/ MATTHEW J. BOOS Matthew J. Boos	Director	March 15, 2005
/s/ PETER LUCAS Peter Lucas	Director	March 15, 2005

/s/ BRUCE E. TOLL Bruce E. Toll	Director	March 15, 2005
/s/ EVE M. TRKLA Eve M. Trkla	Director	March 15, 2005
/s/ JOSEPH N. WALTER Joseph N. Walter	Director	March 15, 2005
/s/ ERIC S. WEINSTEIN Eric S. Weinstein	Director	March 15, 2005

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Operating Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 15th day of March, 2005.

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

Signature	Title	Date

/s/ DONALD A. HARRIS Donald A. Harris	Sole Director, President and Chief Executive Officer (Principal Executive Officer)	March 15, 2005
/s/ JAMES J. VOLK James J. Volk	Chief Financial Officer (Principal Financial Officer and Accounting Officer)	March 15, 2005

UBIQUITEL INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

        To the Board of Directors and Shareholders of UbiquiTel Inc.:

        We have completed an integrated audit of UbiquiTel Inc.'s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of UbiquiTel Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As described in Note 2, Restatements of Prior Years' Financial Statements, the Company has corrected its accounting for leases and restated previously issued financial statements.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 10, 2005

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	December 31, 2004	December 31, 2003
		(Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$91,781	$57,225
Restricted cash	—	3,562
Accounts receivable, net of allowance for doubtful accounts of $3,358 and $2,722 at December 31, 2004 and 2003, respectively	22,609	19,614
Inventory, net	4,025	3,408
Prepaid expenses and other assets	17,680	16,065

Total current assets	136,095	99,874
PROPERTY AND EQUIPMENT, NET	243,679	259,556
CONSTRUCTION IN PROGRESS	1,867	5,045
DEFERRED FINANCING COSTS, NET	10,868	8,918
GOODWILL	38,138	38,138
INTANGIBLES, NET	64,565	68,869
OTHER LONG-TERM ASSETS	2,595	3,004

Total assets	$497,807	$483,404

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$223	$8,209
Accounts payable	3,124	3,633
Book cash overdraft	—	5,671
Accrued expenses	18,824	16,591
Accrued compensation and benefits	4,591	3,978
Interest payable	13,825	1,563
Taxes payable	2,672	4,049
Deferred revenue	12,274	11,347
Other	1,501	4,110

Total current liabilities	57,034	59,151

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	423,893	396,664
OTHER LONG-TERM LIABILITIES	11,462	10,749

Total long-term liabilities	435,355	407,413

Total liabilities	492,389	466,564

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2004 and 2003	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 93,016 and 92,579 shares issued and outstanding at December 31, 2004 and 2003, respectively	46	46
Additional paid-in-capital	303,830	299,955
Accumulated deficit	(298,458)	(283,161)

Total stockholders' equity	5,418	16,840

Total liabilities and stockholders' equity	$497,807	$483,404

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
REVENUES:
Subscriber revenue	$250,034	$197,633	$151,174
Roaming and wholesale revenue	102,920	63,428	61,300

Service revenue	352,954	261,061	212,474
Equipment revenue	13,089	12,205	8,331

Total revenues	366,043	273,266	220,805
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation as shown separately below)	170,265	137,479	147,832
Cost of products sold	38,314	40,247	36,531
Selling and marketing	67,485	53,681	54,711
General and administrative expenses excluding non-cash compensation charges	17,185	15,022	15,401
Non-cash compensation for general and administrative matters	3,371	205	378
Depreciation, amortization and accretion	49,913	46,909	51,571

Total costs and expenses	346,533	293,543	306,424

OPERATING INCOME (LOSS)	19,510	(20,277)	(85,619)
INTEREST INCOME	877	649	1,641
INTEREST EXPENSE	(40,070)	(31,249)	(46,004)
GAIN ON DEBT RETIREMENTS	4,947	43,050	—
OTHER INCOME	—	—	218

LOSS BEFORE INCOME TAXES	(14,736)	(7,827)	(129,764)
INCOME TAX BENEFIT (EXPENSE)	(561)	(766)	11,927

NET LOSS	$(15,297)	$(8,593)	$(117,837)

BASIC AND DILUTED NET LOSS PER SHARE OF COMMON STOCK	$(0.16)	$(0.10)	$(1.45)

BASIC AND DILUTED WEIGHTED-AVERAGE OUTSTANDING COMMON SHARES	92,761	86,875	81,216

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In Thousands)

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,297)	$(8,593)	$(117,837)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	1,497	1,835	1,949
Amortization of debt discount	823	1,315	1,597
Amortization of intangible assets	4,304	7,058	17,133
Depreciation and accretion	45,609	39,852	34,438
Interest accrued on discount notes	9,749	15,260	27,681
Non-cash compensation from stock options granted to employees	3,371	205	378
Deferred income taxes	316	—	(3,142)
(Gain) loss on sale of equipment	(308)	39	(189)
Gain on debt retirements	(4,947)	(43,050)	—
Interest earned on restricted cash balances	(12)	(39)	—
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	(2,995)	2,148	(5,811)
Inventory	(617)	(657)	1,940
Prepaid expenses and other assets	(1,354)	302	(5,829)
Income tax receivable	141	8,567	(8,784)
Accounts payable and accrued expenses	15,111	(9,790)	17,692

Net cash provided by (used in) operating activities	55,391	14,452	(38,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,984)	(25,928)	(43,157)
Proceeds from sale of towers, net of transaction costs	—	10,524	—
Proceeds from sale of assets	—	—	189
Change in restricted cash	1,137	(1,095)	2,775

Net cash used in investing activities	(25,847)	(16,499)	(40,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments under senior secured credit facility	(230,000)	(15,000)	—
Drawings under senior secured credit facility	—	—	30,000
Proceeds from issuance of 14% Series B senior discount notes	—	10,914	—
Proceeds from issuance of 9.875% senior notes	420,552	—	—
Purchases of 14% senior discount notes and 14% senior subordinated discount notes	(155,194)	(10,701)	—
Repayment of 14% Series B senior discount notes	(12,478)	—	—
Financing costs	(12,396)	(4,588)	(1,170)
Repayment of capital lease obligations and other long-term debt	(305)	(683)	(1,226)
Change in book cash overdraft	(5,671)	5,671	—
Proceeds from issuance of common stock	262	32	110
Proceeds from exercise of stock options and warrants	420	146	—
Repurchase of common stock	(178)	—	—

Net cash provided by (used in) financing activities	5,012	(14,209)	27,714

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	34,556	(16,256)	(51,263)
CASH AND CASH EQUIVALENTS, beginning of period	57,225	73,481	124,744

CASH AND CASH EQUIVALENTS, end of period	$91,781	$57,225	$73,481

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,605	$13,207	$14,777
Cash paid for taxes	320	354	452

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(In Thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
BALANCE, December 31, 2001	—	$—	81,116	$41	$294,748	$(156,281)	$138,508
Restatement adjustment (see Note 2)	—	—	—	—	—	(450)	(450)

BALANCE, December 31, 2001, as restated	—	$—	81,116	$41	$294,748	$(156,731)	$138,058
Issuance of common stock to employee stock purchase plan	—	—	316	—	110	—	110
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	378	—	378
Net loss, as restated	—	—	—	—	—	(117,837)	(117,837)

BALANCE, December 31, 2002, as restated	—	$—	81,432	$41	$295,236	$(274,568)	$20,709
Issuance of common stock to employee stock purchase plan	—	—	159	—	32	—	32
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	205	—	205
Exercise of options	—	—	75	—	37	—	37
Issuance of detachable warrants	—	—	—	—	4,341	—	4,341
Exercise of warrants	—	—	10,913	5	104	—	109
Net loss, as restated	—	—	—	—	—	(8,593)	(8,593)

BALANCE, December 31, 2003, as restated	—	$—	92,579	$46	$299,955	$(283,161)	$16,840
Issuance of common stock to employee stock purchase plan	—	—	91	—	262	—	262
Exercise of options	—	—	374	—	420	—	420
Repurchase and retirement of common stock	—	—	(28)	—	(178)	—	(178)
Stock-based employee compensation expense	—	—	—	—	3,371	—	3,371
Net loss	—	—	—	—	—	(15,297)	(15,297)

BALANCE, December 31, 2004	—	$—	93,016	$46	$303,830	$(298,458)	$5,418

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

Recent Development

        On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. announced that their boards of directors had unanimously approved a definitive agreement for a merger of equals. Nextel Communications currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands.

        The Company has had only very preliminary communications with Sprint regarding the potential impact on the Company of the pending Sprint-Nextel transaction. The Company believes that, based on currently available information, and assuming that no changes are effected with respect to Sprint's agreements with the Company, Sprint could potentially be in violation of the exclusivity provision of the parties' management agreement at some point following completion of the Sprint-Nextel transaction due to the overlap between certain of the Company's and Nextel's territories. Sprint's agreements with the Company provide for specific remedies in the event of a material breach by Sprint of such agreements. The Company has not made any determination as to the potential impact on the Company's operations or the value of the Company's business of any of such remedies or whether any such remedy would be more or less favorable to it than the Company's existing arrangements with Sprint or any renegotiated arrangements with Sprint.

        The Company is committed to working with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that the Company and Sprint will be able to reach mutually acceptable arrangements or as to the terms of any such arrangements or the potential impact on the Company of any such arrangements. Furthermore, the Company has not been able to assess the potential impact of the Sprint-Nextel business combination on Sprint's competitiveness in the wireless industry on either a short-term or long-term basis.

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

Restatements of Prior Years' Financial Statements

        The Company reviewed its accounting practices with respect to lease transactions. As a result of this review and in consultation with the audit committee of the Company's board of directors, the Company determined that it was appropriate to restate its consolidated financial statements for the years ended December 31, 2000 through December 31, 2003 and the nine months ended September 30, 2004 (see Note 15 for restated quarterly financial data). Historically, when accounting for tower leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, excluding any potential renewal periods. The restatements recognized rent expense on a straight-line basis over the lease term (as defined in Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as amended) of the Company's tower leases. Cell site assets associated with such leased towers are depreciated over the shorter of the assets' useful lives or the lease term. These restatements resulted from the correction of accounting errors and were not attributable to any material non-compliance by the Company with any financial reporting requirements under the federal securities laws.

        As a result of these restatements, certain previously reported amounts in the consolidated statements of operations have been restated as follows (in thousands, except per share data):

Year Ended December 31, 2003	As Originally Reported	Adjustments	As Restated
Cost of services and operations	$136,999	$480	$137,479
Total costs and expenses	293,063	480	293,543
Operating loss	(19,797)	(480)	(20,277)
Loss before income taxes	(7,347)	(480)	(7,827)
Net loss	(8,113)	(480)	(8,593)
Basic and diluted net loss per share of common stock	$(0.09)	$(0.01)	$(0.10)

Year Ended December 31, 2002	As Originally Reported	Adjustments	As Restated
Cost of services and operations	$147,382	$450	$147,832
Total costs and expenses	305,974	450	306,424
Operating loss	(85,169)	(450)	(85,619)
Loss before income taxes	(129,314)	(450)	(129,764)
Net loss	(117,387)	(450)	(117,837)
Basic and diluted net loss per share of common stock	$(1.45)	$(0.00)	$(1.45)

        As a result of these restatements, certain previously reported amounts in the consolidated balance sheets have been adjusted as follows (in thousands):

As of December 31, 2003	As Originally Reported	Adjustments	As Restated
Other long-term liabilities	$9,369	$1,380	$10,749
Total liabilities	465,184	1,380	466,564
Accumulated deficit	(281,781)	(1,380)	(283,161)
Total stockholders' equity	18,220	(1,380)	16,840

        The cumulative impact of the adjustments for all years prior to the year ended December 31, 2002 was approximately $450,000 and was recorded as an adjustment to accumulated deficit in stockholders' equity as of December 31, 2001. The amounts reflected in cost of service and operations, as originally reported, included Sprint PCS management fee expense reclassified from general and administrative expenses totaling $16.5 million and $11.0 million for the years ended December 31, 2003 and 2002, respectively.

        The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.

        All referenced amounts for prior periods in these financial statements and the notes thereto reflect the balances and amounts on a restated basis.

Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payments" ("SFAS No. 123R"). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It also requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS No. 123R replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and its related interpretations.

        SFAS No. 123R is effective for periods beginning after June 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after that date. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123. The Company is currently assessing the impact and timing of adopting SFAS No. 123R, but expects that the adoption of this pronouncement will increase the Company's stock-based compensation expense in the period of adoption.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29" ("SFAS No. 153"). SFAS No. 153 amends APB No. 29, "Accounting for Nonmonetary Transactions," to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges for nonmonetary assets that do not have commercial substance. Under SFAS No. 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS No. 153 is effective for nonmonetary transactions occurring in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of SFAS No. 153 will have a material impact on its financial position, results of operations or cash flows.

Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash and short-term investments with original maturities of three months or less. Restricted cash at December 31, 2003 represented approximately $2.4 million in cash in escrow related to the VIA Wireless acquisition and approximately $1.1 million in cash in escrow related to the sale of wireless communications towers located in the central valley of California. Book cash overdrafts are classified as a current liability, and were $0 and approximately $5.7 million as of December 31, 2004 and 2003, respectively.

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

        Long-term debt is comprised primarily of the 9.875% senior notes due 2011. The fair value of the 9.875% senior notes is measured at quoted market value and was approximately $470.4 million as of December 31, 2004 versus a carrying value of approximately $420.8 million. As of December 31, 2003, the Company's 14% senior discount notes, 14% senior subordinated discount notes and 14% Series B senior discount notes had an aggregate fair value of approximately $120.6 million versus an aggregate carrying value of approximately $137.0 million.

Inventory

        Inventory consists of handsets and related accessories. Inventories purchased for resale are carried at the lower of cost or market using replacement cost.

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

        Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

        Assets lives are as follows:

Network equipment	2–10 years
Computer equipment	4 years
Furniture and office equipment	4 years
Vehicles	5 years
Building	30 years

        Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement. Cell site assets associated with towers under operating leases are recorded in network equipment and are depreciated over the shorter of the assets' useful lives or the lease term. The Company considers the lease term to include the renewal periods of any lease that could cause a significant economic detriment to the Company if such lease renewal option is not exercised.

        Construction in progress at December 31, 2004 and 2003 included equipment not yet placed into service and engineering and site development costs incurred in connection with the build-out of the Company's PCS network.

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

Goodwill and Intangible Assets

        Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. As of October 31, 2004, the Company completed its annual impairment review and determined that no impairment charge was required. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows. Goodwill was approximately $38.1 million at December 31, 2004 and 2003.

        Intangible assets of approximately $64.6 million and $68.9 million, net of accumulated amortization expense of approximately $14.6 million and $10.3 million, for the years ended December 31, 2004 and 2003, respectively, consisted of the unamortized cost of a Sprint PCS management agreement acquired in a business combination. Amortization expense for intangible assets was approximately $4.3 million for each of the years ended December 31, 2004, 2003 and 2002.

        Estimated future amortization expense of intangible assets for the next five years at December 31, 2004 is as follows:

Years Ending December 31,	(In Thousands)
2005	$4,304
2006	4,304
2007	4,304
2008	4,304
2009	4,304

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

        The following table summarizes the securities that are excluded from the loss per share calculation, as amounts would have an antidilutive effect.

	December 31, 2004	December 31, 2003	December 31, 2002
Stock options	7,841,225	6,637,875	5,335,800
Warrants	3,665,183	3,665,183	3,665,183

Total	11,506,408	10,303,058	9,000,983

Stock-Based Compensation

        At December 31, 2004, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan, which are described in Note 8. The employee stock purchase plan was suspended effective with the offering period beginning January 1, 2003 and resumed effective with the offering period beginning January 1, 2004. The Company accounts for the plans in accordance with APB No. 25 and related interpretations. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(In Thousands, Except Per Share Amounts)
Net loss, as reported	$(15,297)	$(8,593)	$(117,837)
Add: stock-based employee compensation included in reported net loss, net of related tax	3,371	205	378
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(2,082)	(2,260)	(2,570)

Pro forma net loss	$(14,008)	$(10,648)	$(120,029)

Basic and diluted loss per share:
As reported	$(0.16)	$(0.10)	$(1.45)
Pro forma	$(0.15)	$(0.12)	$(1.48)

        The fair value of all option grants was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

	Year Ended December 31,
	2004	2003	2002
Weighted-average risk-free interest rate	2.51%	1.50%	4.57%
Expected dividend yield	0%	0%	0%
Expected life in years	2.0	2.0	2.0
Expected volatility	86%	143%	89%

Revenue Recognition

        The Company recognizes revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company accounts for rebates, discounts and other sales incentives as a reduction to revenue. Subscriber revenue consists of monthly recurring service charges for voice and third generation data

("3G data") services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan received from the Company's subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Equipment revenue includes sales of handsets and accessories. The Company's revenue recognition policies are consistent with the guidance in Emerging Issues Task Force Issue No. 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"), and Staff Accounting Bulletin No. 104, "Revenue Recognition."

        The Company recognizes revenue from its subscribers as they use the service. The Company pro-rates access revenue over the billing period and records airtime usage in excess of the pre-subscribed usage plan. The Company's subscribers pay an activation fee to the Company when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, the Company deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of its subscribers, which was estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately. The Company has determined that the sale of wireless services through its direct sales channels with an accompanying handset constitutes a revenue arrangement with multiple deliverables, as defined in EITF 00-21. Upon adoption of EITF 00-21, non-refundable, up-front activation fees billed in the Company's direct sales channel are now included in equipment revenue rather than subscriber revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. For the years ended December 31, 2004, 2003 and 2002, the Company recognized approximately $4.9 million, $4.9 million and $3.0 million, respectively, of activation fee revenue. As of December 31, 2004 and 2003, deferred revenue in the consolidated balance sheets included deferred activation fee revenue of approximately $3.1 million and $4.0 million, respectively, and also included approximately $9.2 million and $7.3 million of deferred access revenue, which represented customer access fees billed one month in advance, as of December 31, 2004 and 2003, respectively. Deferred activation fee revenue also was included in other long-term liabilities and totaled approximately $1.4 million and $1.9 million as of December 31, 2004 and 2003, respectively.

        Roaming and wholesale revenue includes reseller revenue, Sprint PCS travel revenue and non-Sprint PCS roaming revenue. The Company records Sprint PCS travel revenue on a per minute rate for voice services and on a per kilobit rate for data services when Sprint PCS subscribers based outside the Company's markets use the Company's network. The Company earned approximately $72.2 million, $48.7 million and $54.9 million of Sprint PCS travel revenue for the years ended December 31, 2004, 2003 and 2002, respectively. The Company records non-Sprint PCS roaming revenue when non-Sprint PCS subscribers use the Company's network. The Company earned approximately $20.2 million, $14.2 million and $6.4 million of non-Sprint PCS roaming revenue for the years ended December 31, 2004, 2003 and 2002, respectively. The Company records reseller revenue when reseller subscribers use the Company's network. The Company earned approximately $10.5 million and $0.6 million of reseller revenue for the years ended December 31, 2004 and 2003, respectively.

        Equipment revenue consists of proceeds from sales of handsets and accessories which are recorded at the time of sale. Revenues from sales of handsets and accessories represent a separate earnings process from service revenues because sales of handsets and accessories do not require customers to subscribe to wireless services. Beginning July 1, 2003, in accordance with EITF 00-21, equipment revenue also includes an allocation of the arrangement consideration from activation revenue received as part of revenue arrangements with multiple deliverables.

        The Company participates in the Sprint national and regional distribution programs in which national retailers such as RadioShack, Best Buy and Costco sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint for resale and receive compensation from Sprint for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company's Sprint PCS agreements, when a national retailer sells a handset purchased from Sprint to a subscriber in the Company's markets, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, the Company includes these handset subsidy charges in cost of products sold in the consolidated statements of operations. Handset subsidy charges included in cost of products sold for the years ended December 31, 2004, 2003 and 2002 were approximately $12.7 million, $15.5 million and $10.8 million, respectively.

        Accounts receivable, net includes amounts due from subscribers and the Company's local indirect agents. The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. The provision for doubtful accounts is included in the cost of service and operations in the consolidated statements of operations. Estimates are used in determining the allowance for bad debt and are based both on historical collection experience, current trends and credit policy and on a percentage of the Company's accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at current trends in the credit quality of its customer base and changes in the credit policies. Sub-prime credit class customers are required to make a deposit that can be credited against future billings. Certain sub-prime credit class customers also are subject to account spending limits. Activity in the allowance for doubtful accounts for the years ended December 31, 2004, 2003 and 2002 was as follows:

	December 31, 2004	December 31, 2003	December 31, 2002
	(In Thousands)
Balance, beginning of year	$2,722	$4,343	$4,244
Provision charged to expense	5,554	1,663	21,488
Charges to allowance	(4,918)	(3,284)	(21,389)

Balance, end of year	$3,358	$2,722	$4,343

Advertising Expenses

        The Company expenses advertising costs when the advertising occurs. Total advertising expenses amounted to approximately $9.3 million, $8.0 million and $12.5 million for the years ended December 31, 2004, 2003 and 2002, respectively, and are included in selling and marketing expenses in the consolidated statements of operations.

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

Reclassifications

        For the years ended December 31, 2003 and 2002, the Company has reclassified Sprint PCS management fee expense of approximately $16.5 million and $11.0 million, respectively, from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.

Comprehensive Income

        No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any other comprehensive income to report.

3.     SPRINT AGREEMENTS

        The Company entered into four major agreements with Sprint PCS and Sprint in late 1998. They are the management agreement, the services agreement, the trademark and service mark license agreement with Sprint and the trademark and service mark license agreement with Sprint PCS. The management agreement, as amended, allows the Company to exclusively offer Sprint PCS services in the Company's markets containing approximately 10.0 million residents that include Reno/Tahoe, Nevada; northern California; central valley of California; Spokane, Washington; southern Idaho/Utah/Nevada; and southern Indiana/Kentucky. See Note 1—Organization and Nature of Business—Recent Development, regarding current information related to Sprint's proposed business combination with Nextel Communications, Inc. and its potential impact on the Company's operations and business value.

        The management agreement has an initial term of 20 years ending in October 2018 with three 10-year renewals. It can be terminated if either party provides the other with two years' prior written notice or either Sprint PCS or the Company is in material default of its obligations. The key clauses within the management agreement are summarized as follows:

        Exclusivity.    The Company is designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in the Company's markets. Sprint PCS is prohibited from owning, operating, building or managing another wireless mobility communications network operating in the 1900 MHz spectrum range in the Company's markets while the management agreement is in place and no event has occurred that would permit the agreement to be terminated.

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

        Service Pricing, Roaming, Travel and Fees.    The Company must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. The Company is permitted to establish its own local price plans for Sprint PCS products and services offered only in its markets, subject to Sprint PCS' approval. The Company is entitled to receive fees weekly from Sprint PCS equal to 92% of net "billed revenue" related to customer activity less applicable write-offs, net of deposits applied. Sprint determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in the Company's markets, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911, wireless local number portability and universal service fund charges, and customer handset insurance are not considered "billed revenue." Billed revenue generally includes all other customer account activity for Sprint PCS products and services in the Company's markets, which includes such activities billed to, attributed to or otherwise reflected in customers accounts. The Company is generally entitled to 100% of the proceeds from customers for equipment and accessories that it sells or leases and to a percentage of fees for enhanced 911 and wireless local number portability attributable to customers based in the Company's markets less applicable write-offs. The Company also is entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with customers in the Company's markets. Many Sprint PCS subscribers purchase nationwide pricing plans that allow roaming anywhere on Sprint PCS' and its affiliates' networks without incremental Sprint PCS roaming charges. However, the Company earns Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside the Company's markets enters its markets and uses its network. The Company earns revenue from Sprint PCS based on a per minute rate when Sprint PCS' or other Sprint PCS affiliates' subscribers travel on the Company's portion of the Sprint PCS network. Similarly, the Company pays the same rate for every minute the Company's subscribers use the Sprint PCS network outside the Company's markets. The roaming rate onto a non-Sprint PCS provider's network is set under Sprint PCS' third party roaming agreements. The Company recognizes revenue when a wireless subscriber based outside of the Company's markets uses PCS Vision data services on the Company's network and the Company recognizes expense when its subscribers use such services on the Sprint PCS network or network of another PCS affiliate of Sprint outside of the Company's markets.

        In September 2003, the Company recorded a non-recurring adjustment to reduce operating expenses by approximately $3.2 million relating to the resolution of more than $7.5 million of previously disputed charges with Sprint PCS for which the Company had fully reserved the amounts under dispute. The adjustment reduced cost of service and operations expense by approximately $3.2 million and the Company paid Sprint PCS approximately $4.3 million in conjunction with other previously disputed charges in November 2003. In addition, in the fourth quarter of 2003, the Company recorded a $1.3 million adjustment to reduce operating expenses when it transitioned from the "collected revenue" to the "billed revenue" method for reconciling amounts due to the Company for accounts receivable.

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

        Most Favored Nation Clause.    The Company generally has the right to amend the management agreement and services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and a PCS affiliate of Sprint similarly situated to the Company (defined as having at least 3.0 million POPs) if, prior to December 31, 2006, Sprint amends the terms of any of those agreements of such similarly situated PCS affiliate of Sprint. This right is only effective, however, if the Company agrees to accept all the terms and conditions set forth in the other agreements agreed to after April 1, 2004 and is subject to specified restrictions on its applicability.

        Rights on Termination and Non-Renewal.    If the Company has the right to terminate the management agreement because of an event of termination caused by Sprint PCS, generally the Company may either (1) require Sprint PCS to purchase all of its operating assets used in connection with its PCS network for an amount equal to 80% of its "entire business value" (as defined in the management agreement), or (2) if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to the Company, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (x) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint or (y) 9% of the Company's entire business value, or (3) sue Sprint PCS for damages or submit the matter to arbitration and thereby not terminate the management agreement. If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by the Company, generally Sprint PCS may either (1) require the Company, without further approval of the Company's shareholders, to sell its operating assets to Sprint PCS for an amount equal to 72% of its entire business value, or (2) require the Company to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of (x) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint or (y) 10% of the Company's entire business value, or (3) take any action as Sprint PCS deems necessary to cure the Company's breach of the management agreement, including assuming responsibility for, and operating, its PCS network, or (4) sue the Company for damages or submit the matter to arbitration and thereby not terminate the management agreement.

        If Sprint PCS gives the Company timely notice that it does not intend to renew the management agreement, the Company may either (1) require Sprint PCS to purchase all of the Company's operating assets used in connection with its PCS network for an amount equal to 80% of its entire business value, or (2) if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to the Company, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (x) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (y) 10% of the Company's entire business value. If the Company gives Sprint PCS timely notice of non-renewal, or both parties give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may either (1) purchase all of the Company's operating assets, without further approval of the Company's shareholders, for an amount equal to 80% of its entire business value, or (2) require the Company to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of (x) the original cost to Sprint PCS of the license plus any microwave relocation costs paid by Sprint PCS or (y) 10% of its entire business value.

        Services Agreement.    The services agreement outlines various support services such as activation, billing and customer care that will be provided to the Company by Sprint PCS. These services are available to the Company at established rates. Sprint PCS may discontinue a service provided that it gives nine months' written notice. The services agreement automatically terminates upon termination of the management agreement.

        Trademark and Service Mark License Agreements.    The trademark and service mark license agreements with Sprint and Sprint PCS provide the Company with non-transferable, royalty free licenses to use the Sprint brand name, the "diamond" symbol and several other trademarks and service marks. The Company's use of the licensed marks is subject to adherence to quality standards determined by Sprint and Sprint PCS. Sprint and Sprint PCS can terminate the trademark and service mark license agreements if the Company files for bankruptcy, materially breaches the agreement or if the management agreement is terminated.

4.     PROPERTY AND EQUIPMENT

        Property and equipment consisted of the following:

	December 31, 2004	December 31, 2003
	(In Thousands)
Network equipment	$347,746	$330,738
Vehicles	1,508	1,381
Furniture and office equipment	5,211	4,727
Computer equipment and software	8,548	7,687
Leasehold improvements	4,403	4,196
Land	130	130
Buildings	4,670	4,670

	372,216	353,529
Accumulated depreciation	(128,537)	(93,973)

Property and equipment, net	$243,679	$259,556

        Depreciation expense was approximately $45.5 million, $39.7 million and $34.4 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        During the fourth quarter of 2003, the Company consummated a sale and lease-back agreement for the sale of 98 wireless communications towers that the Company owned located in the central valley of California and the lease-back of space on those towers. The Company received approximately $10.5 million, net of transaction costs, for the sale of the towers and related assets and completed the assignment of various leases of the ground space on which the towers were situated and co-location leases for third-party wireless providers who leased space on certain of the towers sold. The sale and lease-back resulted in a gain of approximately $5.3 million, which has been deferred and is amortized as a reduction of the rental expense incurred under the related tower site leases over the expected lives of such leases.

        In the fourth quarter of 2003, the Company entered into an agreement to systematically replace many of the Company's existing minicell base stations with an equivalent quantity of current generation multi-carrier capable base stations, or modcells. As of the date of the agreement, the estimated useful life of each existing minicell base station was reduced to reflect the remaining number of months such assets will be in use prior to conversion, thereby accelerating depreciation expense. The impact of this change increased depreciation expense by approximately $5.0 million and $1.6 million for the years ended December 31, 2004 and 2003, respectively.

5.     ACCRUED EXPENSES

        As of December 31, 2004 and 2003, accrued expenses consisted of the following accruals:

	December 31, 2004	December 31, 2003
	(In Thousands)
Fees and expenses payable to Sprint	$9,868	$10,427
Agent compensation	2,673	2,387
Use taxes payable	1,247	1,614
Other	5,036	2,163

Accrued expenses	$18,824	$16,591

6.     LONG-TERM DEBT AND DEBT RETIREMENTS

        Long-term debt outstanding as of December 31, 2004 and 2003 was as follows:

	December 31, 2004	December 31, 2003
	(In Thousands)
9.875% senior notes	$420,000	$—
Plus: premium	834	—
Building mortgage	3,228	3,453
Capital lease obligations	—	81
14% senior subordinated discount notes	—	100,380
Less: discount	—	(16,050)
Less: additional discount for detachable warrants	—	(3,364)
14% senior discount notes	32	48,180
Less: discount	(2)	(7,691)
14% Series B senior discount notes	—	14,515
Less: discount	—	(2,318)
Less: additional discount for detachable warrants	—	(3,730)
Senior secured credit facility	—	230,000

Subtotal	424,092	363,456
Future cash flows associated with 14% senior discount notes for interest and other	24	41,417

Total long-term debt	424,116	404,873
Less: current maturities	223	8,209

Total long-term debt, excluding current maturities	$423,893	$396,664

        Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years at December 31, 2004 and thereafter are as follows:

Years Ending December 31,	(In Thousands)
2005	$223
2006	240
2007	257
2008	275
2009	295
Thereafter	421,970

Total future long-term debt payments	$423,260

Notes

        In April 2000, Operating Company issued in a private placement $300.0 million aggregate principal amount of 14% senior subordinated discount notes due April 15, 2010 (the "14% Subordinated Notes") that were accreting in value until April 15, 2005 with interest payable semiannually beginning on October 15, 2005, and warrants to purchase 3,579,000 shares of common stock of UbiquiTel at an exercise price of $11.37 per share. The 14% Subordinated Notes were subsequently registered under the Securities Act of 1933, as amended. All outstanding 14% Subordinated Notes were purchased by the Company in a series of transactions in 2003 and 2004 described below.

        In February 2003, Operating Company consummated certain private placement transactions to reduce its long-term debt outstanding, including an exchange of $48.2 million aggregate principal amount of 14% senior discount notes due May 15, 2010 ("14% Senior Notes") and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% Subordinated Notes, and a related financing of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 ("14% Series B Senior Notes") in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. The Company issued detachable warrants under the financing to purchase up to approximately 9.6 million shares of UbiquiTel's common stock at an exercise price of $0.01 per share. The 14% Senior Notes accrete in value until, and are redeemable on or after, April 15, 2005, with interest payable semiannually beginning on October 15, 2005. The 14% Senior Notes were subsequently registered under the Securities Act. The 14% Series B Senior Notes were immediately redeemable and accrete in value until April 15, 2005 with interest payable semiannually beginning on October 15, 2005. The Company wrote off approximately $2.9 million in deferred financing fees related to the original issuance of the 14% Subordinated Notes and the Company incurred estimated fees and expenses of approximately $3.7 million in connection with the issuance of the 14% Senior Notes, which reduced the gain resulting from the private placement exchange, and the Company incurred estimated expenses of approximately $0.3 million in connection with the issuance of the 14% Series B Senior Notes. The Company recognized a gain of $39.0 million as a result of the private placement exchange. All but $32,000 aggregate principal amount of outstanding 14% Senior Notes were purchased by the Company and all outstanding 14% Series B Senior Notes were redeemed by the Company in a series of refinancing transactions in 2004 described below.

        The Company followed the provisions of SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructurings," and EITF Issue No. 02-04, "Determining Whether a Debtor's Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15," in recording the 2003 private placement exchange transaction. These provisions required that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest)

specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on the Company's balance sheet as long-term liabilities and were valued at $81.9 million as of the transaction date. As a result, no interest expense related to the 14% Senior Notes was recognized in future periods.

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

        In a series of additional private placement financings in the second quarter of 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of 14% Subordinated Notes, and the Company issued approximately $1.7 million aggregate principal amount of Operating Company's 14% Series B Senior Notes and detachable warrants to purchase up to approximately 1.3 million shares of UbiquiTel's common stock at an exercise price of $0.01 per share. In connection with these transactions, the Company wrote off approximately $0.1 million in deferred financing fees and $0.3 million in unamortized debt discount for detachable warrants related to the original issuance of the 14% Subordinated Notes, which reduced the gain resulting from the open market purchases. The Company recorded a gain of approximately $3.9 million during 2003. During 2003, the holders exercised all of the warrants issued in connection with the issuance of the 14% Series B Senior Notes, and UbiquiTel issued 10,913,607 shares of its common stock in the aggregate upon the exercises.

        No related income tax effect is reflected on the gain in 2003 from the private placement exchange or the open market purchases, as the Company expects to utilize a portion of its net operating loss carryforwards to offset any resulting taxable income. Prior to the exchange, the net operating loss carryforwards expected to be utilized had a corresponding valuation allowance applied to reduce their carrying value to zero.

        In February 2004, Operating Company issued in a private placement $270.0 million in aggregate principal amount of 9.875% senior notes due March 1, 2011 ("9.875% Senior Notes"). The 9.875% Senior Notes were issued at a discount and generated approximately $265.3 million in proceeds. The 9.875% Senior Notes were subsequently registered under the Securities Act. Interest on the 9.875% Senior Notes became payable semiannually beginning on September 1, 2004. The 9.875% Senior Notes are redeemable in whole or in part on or after March 1, 2007. Prior to March 1, 2007, Operating Company may redeem up to 35% of the aggregate principal amount of the 9.875% Senior Notes with net cash proceeds of a sale of its equity or a contribution to its common equity capital, provided that at least 65% of the principal amount of 9.875% Senior Notes originally issued under the indenture remains outstanding after giving effect to such redemption and such redemption occurs within 45 days of the date of such sale of equity interests or contribution. The indenture governing the 9.875% Senior Notes contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons. The indenture governing the 9.875% Senior Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy. Operating Company is permitted to issue additional 9.875% Senior Notes under the indenture from time to time.

        The proceeds from the sale of the 9.875% Senior Notes were used to repay and terminate Operating Company's senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of Operating Company's outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million, to purchase $16.7 million principal amount of Operating Company's outstanding 14% Senior Notes for approximately $15.9 million and to pay financing costs for the issuance of the 9.875% Senior Notes of approximately $7.8 million. The repayments of the senior secured credit facility and the 14% Series B Senior Notes and the purchase of the 14% Senior Notes resulted in a net gain on debt retirements of approximately $1.1 million, consisting of a loss on the purchase of the 14% Senior Notes of approximately $1.6 million, the write-off of deferred financing fees related to the senior secured credit facility and the 14% Series B Senior Notes of approximately $7.7 million, the write-off of unamortized debt discount for detachable warrants associated with the 14% Series B Senior Notes of approximately $3.6 million and costs of approximately $0.1 million related to the termination of the senior secured credit facility, net of a gain of approximately $14.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

        In October 2004, Operating Company completed a financing of an additional $150.0 million aggregate principal amount of 9.875% Senior Notes in a private placement at a price of 103.5% generating cash proceeds of approximately $155.3 million. These 9.875% Senior Notes are of the same class as the previously outstanding $270.0 million aggregate principal amount of 9.875% Senior Notes. Operating Company used approximately $139.3 million of these cash proceeds to fund a cash tender offer and consent solicitation for its outstanding 14% Subordinated Notes and 14% Senior Notes. Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes, representing all of the outstanding 14% Subordinated Notes, and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted. There are approximately $32,000 aggregate principal amount of 14% Senior Notes that remain outstanding. Amendments to the indenture governing the 14% Senior Notes eliminating substantially all of the indenture's restrictive covenants and certain of its events of default became effective on October 14, 2004. The Company expects to repurchase and retire, defease or redeem the remaining outstanding 14% Senior Notes during 2005.

        The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of December 31, 2004 will require cash payments of interest of $41.5 million in each of the years 2005 through 2009.

        The Company presently is in compliance with all covenants associated with the 9.875% Senior Notes. UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the 9.875% Senior Notes. UbiquiTel has no independent assets or operations separate from its investment in Operating Company.

        The Company may from time to time purchase outstanding 9.875% Senior Notes in the open market, in privately negotiated transactions or otherwise in accordance with its debt instruments and applicable law.

Building Mortgage

        The Company has a mortgage on an owned building and land with a balance of approximately $3.2 million at December 31, 2004. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000. The mortgage is due to be repaid in full by April 2015.

Senior Secured Credit Facility

        In March 2000, Operating Company entered into a senior secured credit facility with Paribas, as administrative agent, and certain banks and other financial institutions as parties thereto, which was guaranteed by UbiquiTel. The Company's obligations under the credit facility were secured by all of the Company's assets. At the time of its repayment in full of $230.0 million principal amount of outstanding term loans and termination in February 2004, the credit facility consisted of a term loan A of $112.7 million and a term loan B of $117.3 million and an unused revolving line of credit of $47.7 million. The interest rates for the senior secured credit facility ranged from 4.4% to 5.5% during the year ended December 31, 2003.

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

Warrants

        At December 31, 2004, the Company had outstanding warrants to purchase an aggregate of 3,665,183 shares of common stock, including warrants to purchase 3,579,000 shares issued in connection with the 14% Subordinated Notes. These warrants, which were detachable, have been exercisable at any time after April 15, 2001 at $11.37 per share and have a ten-year life. Warrants to purchase 86,183 shares of common stock at an exercise price of $8.00 per share were issued to Credit Suisse First Boston Corporation in connection with the 14% Subordinated Notes offering and have been exercisable since June 13, 2001 and expire June 12, 2005.

        In connection with the private placement issuances of 14% Series B Senior Notes in 2003 discussed in Note 6, the Company issued detachable warrants to purchase approximately 10.9 million shares of common stock at an exercise price of $0.01 per share, all of which were exercised for cash during 2003.

8.     STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

        The Company commenced an Employee Stock Purchase Plan (the "ESP Plan") on April 15, 2002. Under the terms of the ESP Plan, during any calendar year there were four quarterly offering periods beginning January 1st, April 1st, July 1st and October 1st, during which eligible employees could participate. The purchase price is the lower of 85% of the fair market value of the common stock on the first trading day of the offering period or 85% of the fair market value of the common stock on the last trading day of the offering period. The Company issued 315,383 shares of common stock at an average per share price of approximately $0.35 in 2002, 158,686 shares of common stock at an average per share price of approximately $0.20 in 2003 and 90,804 shares of common stock at an average per share price of approximately $2.89 in 2004.

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

        In January 2000, the board of directors and shareholders of the Company approved the 2000 Equity Incentive Plan. In 2001, the Company's board of directors and shareholders approved the Amended and Restated 2000 Equity Incentive Plan (the "Equity Incentive Plan"). The purpose of the Equity Incentive Plan is to attract, retain and reward key employees, consultants and non-employee directors. A committee consisting of non-employee, independent members of the Company's board of directors administers the Equity Incentive Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Equity Incentive Plan, including directors. The Equity Incentive Plan authorizes up to 7,500,000 shares of common stock for issuance and does not include awards paid in cash. Stock options are normally granted with an exercise price equal to the fair value of the common stock on the date of grant. Stock options granted to employees have generally vested in four equal annual amounts beginning on the anniversary date of each grant and have a maximum term of ten years.

        In January 2000, the Company issued 260,000 options with an exercise price that was approximately $7.50 less per share than the fair market value of the common stock on the date of grant. The Company recognized compensation expense over the 48-month vesting period for these options. The deferred compensation expense was fully amortized as of December 31, 2003. During the years ended December 31, 2003 and 2002, the Company amortized approximately $0.2 million and $0.4 million of this expense, respectively.

        In May 2002, the Company modified 1,220,800 options previously issued to employees and board members under the Equity Incentive Plan to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification. The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised. In prior years, the fair market value of the Company's common stock had not exceeded the modified price and, as such, no compensation expense had been recorded. As of December 31, 2004, the market price of the common stock was $7.12. Under variable accounting, compensation expense of approximately $3.4 million was recognized in 2004 for the excess of the common stock's fair market value over the modification price on 1,080,346 stock options deemed vested, which remain subject to variable accounting.

        The following is a summary of the options granted and outstanding at December 31, 2004, 2003 and 2002, respectively:

	December 31, 2004		December 31, 2003		December 31, 2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,637,875	$1.55	5,335,800	$1.57	4,611,000	$2.72
Granted	1,907,600	3.54	1,512,500	1.51	1,080,000	1.83
Exercised	(374,450)	1.12	(75,000)	0.50	—	—
Forfeited	(329,800)	2.33	(135,425)	2.54	(355,200)	3.52

Outstanding at end of year	7,841,225	$2.02	6,637,875	$1.55	5,335,800	$1.57

Options exercisable at end of year	4,622,925	$1.53	4,238,934	$1.36	3,644,776	$1.17
Weighted average fair value of options granted during year		$1.67		$1.04		$1.83

        The following table summarizes information about stock options outstanding at December 31, 2004:

Range of Exercise Prices	Options Outstanding at December 31, 2004	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Life	Options Exercisable at December 31, 2004	Weighted-Average Exercise Price
$0.50 - $0.62	2,850,000	$0.50	4.8 years	2,842,500	$0.50
$1.14 - $1.86	1,969,725	1.64	8.1 years	629,100	1.67
$3.52 - $4.16	3,021,500	3.71	8.1 years	1,151,325	3.98

9.     INCOME TAXES

        The income tax expense of approximately $561,000 for the year ended December 31, 2004 was comprised of deferred income tax expense of approximately $316,000 and a provision for current state income taxes of approximately $245,000. The income tax expense of approximately $766,000 for the year ended December 31, 2003 was comprised of deferred income tax expense of approximately $793,000, net of an income tax refund of approximately $27,000. The increase in deferred income tax liabilities during the years ended December 31, 2004 and 2003 resulted from an income tax deduction for amortization of goodwill, which was not amortizable to expense for financial reporting purposes. As goodwill can only be reduced and charged against accounting income if an impairment of goodwill exists or if the related business were to be disposed of, the reversal of this deferred income tax liability cannot be expected to occur in a similar period to deferred tax assets. The income tax expense for the year ended December 31, 2002 was comprised of a deferred income tax benefit of approximately $3.1 million and a current federal income tax benefit of approximately $8.8 million resulting from the Company's ability to carry back 2002 net operating losses from the Company's former wholly owned VIA Holding subsidiary to realize a federal income tax refund.

        As of December 31, 2004, the Company had consolidated net operating loss carryforwards for federal and state income tax purposes totaling approximately $273.9 million, which will carry forward to future years. The net operating loss carryforwards will begin to expire in 2020 and may be limited due to changes in ownership in accordance with Internal Revenue Service guidelines.

        Including the income tax effects of the restatement adjustments described in Note 2, income tax expense (benefit) for the years ended December 31, 2004, 2003 and 2002 differed from the amount computed by applying the statutory federal income tax rate of 34% to the loss recorded as a result of the following:

	Year Ended December 31,
	2004	2003	2002
		(Restated)	(Restated)
	(In Thousands)
Computed "expected" tax benefit	$(5,010)	$(2,614)	$(44,119)
State tax benefit, net of federal benefit	(204)	(2,346)	(1,609)
14% Subordinated Notes and 14% Senior Notes interest	707	813	1,092
Change in valuation allowance	7,349	(466)	32,681
Debt retirements	(2,328)	5,359	—
Other	47	20	28

Total income tax (benefit) expense	$561	$766	$(11,927)

        Including the income tax effects of the restatement adjustments described in Note 2, the Company's net deferred tax liability, included in other long-term liabilities in the consolidated balance sheets, consisted of the following amounts of deferred tax assets and liabilities as of December 31, 2004 and 2003:

	December 31,
	2004	2003
		(Restated)
	(In Thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,300	$1,095
Start-up/organizational costs	14	195
Non-cash compensation	1,305	563
Deferred activation	1,760	2,371
Accumulated amortization	2,843	4,620
14% Subordinated Notes and 14% Senior Notes interest	—	23,603
Net operating losses	104,710	71,449
Deferred gain on sale of towers	1,799	2,000
State tax credits	328	1,409
Other	859	687

Total deferred tax assets	$114,918	$107,992

Deferred tax liabilities:
Accumulated depreciation	$48,582	$31,074
Purchase accounting	25,002	42,332
Deferred expenses	1,770	2,371
Goodwill amortization	1,109	793

Total deferred tax liability	76,463	76,570

Subtotal	38,455	31,422
Valuation allowance	(39,564)	(32,215)

Net deferred tax asset (liability)	$(1,109)	$(793)

        As of December 31, 2004 and 2003, the Company's deferred income tax assets exceeded its deferred income tax liabilities. It is expected that deferred income tax assets will either expire unused or give rise to future tax deductions that will be available to offset the future taxable income arising from the reversal of the deferred income tax liabilities, except for the liability arising from goodwill amortization. As a result, a full valuation allowance was recorded as of December 31, 2004 and 2003 against all deferred income tax assets that are not offset by anticipated reversals of deferred income tax liabilities.

10.   COMMITMENTS

Leases

        The Company is obligated under operating leases for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment. The Company recognizes rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company considers the lease term to include the renewal periods of any lease that could cause a significant economic detriment to the Company if such lease renewal option is not exercised. Future minimum annual lease payments under these operating leases for the next five years at December 31, 2004 and thereafter are as follows:

Years ending December 31:	(In Thousands)
2005	$18,301
2006	12,811
2007	9,874
2008	7,862
2009	6,864
Thereafter	15,912

Total future minimum lease payments	$71,624

        Including the restatement adjustments described in Note 2, rental expense for operating leases was approximately $18.8 million, $17.3 million and $16.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Purchase Obligation

        In September 2004, the Company entered into an agreement with an equipment vendor to purchase network equipment for coverage improvements. The agreement provides for a minimum purchase commitment of $18.0 million in each of the years 2005 through 2008 for all network equipment and performance services.

Employment Agreements

        In November 2002, the Company entered into a new employment agreement with its chief executive officer. The employment agreement is for a three-year term and provides for an annual base salary of approximately $231,500, with a guaranteed minimum annual increase of 5% over the next two years. In addition to his base salary, the chief executive officer is eligible to receive bonuses in such amounts and at such times as determined by the disinterested members of the board of directors. The employment agreement provides that the chief executive officer's employment may be terminated by the Company with or without cause, as defined in the employment agreement, at any time or by the chief executive officer for any reason at any time upon 30 days' written notice to the Company. If the Company terminates the employment of the executive without cause, or if the executive terminates employment for good reason, as defined in the employment agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive a single lump sum payment in cash equal to one year's gross salary in effect at the time of termination, plus all outstanding unreimbursed expenses. Following termination for a period of one year, the Company is required to maintain for the executive health, life insurance, long-term disability, dental and medical programs specified in the employment agreement. If the Company is required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive would be entitled to receive a lump sum cash payment (in lieu of any other payments), within 30 days of termination, equal to 2.99 times of the executive's annual gross salary and bonus for the year in which the change of control occurs or the immediately preceding year, whichever is higher. The executive would be entitled to health, life insurance, long-term disability, dental and medical program benefits for him and his family for the greater of 12 months or the remainder of the term as if his employment had not been terminated.

        In November 2003, the Company entered into employment agreements with two executive officers of the Company, including the chief financial officer and the senior vice president and general counsel. The employment agreements provide that the executive officer's employment may be terminated by the Company with or without cause, as defined in the employment agreement, at any time or by the executive officer for any reason at any time upon 30 days' written notice to the Company. If the Company terminates the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the employment agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive officer a single lump sum payment in cash equal to the total of one year's gross salary in effect at the time of termination and the amount of the executive officer's bonus for the fiscal year preceding the year in which the termination occurs, plus all outstanding unreimbursed expenses. If the Company is required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive officer is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from the Company or the Company's successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to two times the executive officer's gross salary, excluding bonus, for the twelve-month period preceding the date of termination, plus all outstanding unreimbursed expenses, and the executive officer's outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer's employment is terminated or the termination date in the applicable stock option agreement. Following a termination by the Company or its successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, the Company is required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled.

        In March 2005, the Company entered into an employment agreement with the chief operating officer, an executive officer of the Company. The employment agreement provides that the executive officer's employment may be terminated by the Company with or without cause, as defined in the employment agreement, at any time or by the executive officer for any reason at any time upon 30 days' written notice to the Company. If the Company terminates the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the employment agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive officer a single lump sum payment in cash equal to the total of one year's gross salary in effect at the time of termination and the amount of the executive officer's bonus for the fiscal year preceding the year in which the termination occurs, plus all outstanding unreimbursed expenses. If the Company is required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive officer is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from the Company or the Company's successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to two times the executive officer's annual gross salary for the year in which the change of control occurs and bonus paid to the executive officer for the fiscal year preceding the year in which the change of control occurs, plus all outstanding unreimbursed expenses, and the executive officer's outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer's employment is terminated or the termination date in the applicable stock option agreement. Following a termination by the Company or its successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, the Company is required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled.

        In March 2005, the Company entered into an employment agreement with the chief technology officer, an executive officer of the Company. The employment agreement provides that the executive officer's employment may be terminated by the Company with or without cause, as defined in the employment agreement, at any time or by the executive officer for any reason at any time upon 30 days' written notice to the Company. If the Company terminates the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the employment agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive officer a single lump sum payment in cash equal to the total of one year's gross salary in effect at the time of termination and one month's gross salary for each full year of employment of the executive officer by the Company not to exceed an additional six month's gross salary, plus all outstanding unreimbursed expenses. If the Company is required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive officer is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from the Company or the Company's successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to the executive officer's gross salary, excluding bonus, for the twelve-month period preceding the date of termination and one-twelfth of the foregoing amount for each full year of employment of the executive officer by the Company not to exceed six-twelfths of the foregoing amount, plus all outstanding unreimbursed expenses, and the executive officer's outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer's employment is terminated or the termination date in the applicable stock option agreement. Following a termination by the Company or its successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, the Company is required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled.

11.   DEFERRED FINANCING COSTS

        In March 2000, the Company replaced a 1999 credit facility with a $250.0 million senior secured credit facility. Costs to secure the facility of approximately $7.1 million were included in deferred financing and were being amortized over the then term of the facility.

        In April 2000, the Company issued $300.0 million principal amount of 14% Subordinated Notes, and an amount of $6.3 million was incurred on the issuance.

        In March 2001, the Company increased its senior secured credit facility from $250.0 million to $300.0 million. An amount of approximately $2.8 million was incurred in connection with the increase in the facility, and was being amortized over the then term of the facility.

        In July 2002, the Company amended its senior secured credit facility to modify certain covenants. An amount of approximately $1.2 million was incurred in connection with the amendment, and was being amortized over the then term of the facility.

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

        In February 2003, the Company amended its senior secured credit facility in connection with its debt-for-debt exchange and incurred financing fees of approximately $0.6 million which were being amortized over the then term of the facility.

        In January 2004, the Company amended its senior secured credit facility to modify certain covenants. An amount of approximately $0.4 million was incurred in connection with the amendment and was being amortized over the then term of the facility.

        Amortization of deferred financing charges amounted to approximately $1.5 million, $1.8 million and $1.9 million for the years ended December 31, 2004, 2003 and 2002, respectively, and was included in interest expense.

        In February 2004, the Company repaid in full its senior secured credit facility resulting in a write-off of unamortized deferred financing charges of approximately $7.3 million. In addition, the Company's redemption of all of its outstanding 14% Series B Senior Notes in February 2004 resulted in a write-off of unamortized debt issuance costs and unamortized debt discount for detachable warrants of approximately $0.4 million and $3.6 million, respectively.

        In October 2004, the Company purchased for cash all of its outstanding 14% Subordinated Notes and all but $32,000 aggregate principal amount of its outstanding 14% Senior Notes which resulted in a write-off of unamortized debt issuance costs and unamortized debt discount for detachable warrants of approximately $1.2 million and $2.9 million, respectively.

12.   RELATED PARTY TRANSACTIONS

        Effective February 20, 2002, UbiquiTel's board of directors approved an approximate $2.6 million short-term demand loan to the Company's chief executive officer. The loan was repaid in full on March 12, 2002 with accrued interest of approximately $7,000.

        Three directors of UbiquiTel or their affiliates participated in the Company's private placement financings of 14% Series B Senior Notes and warrants in the first and second quarters of 2003 (see Note 6) in which they paid total consideration of approximately $3.75 million and were issued approximately $5.0 million aggregate principal amount of 14% Series B Senior Notes and approximately 3.75 million detachable warrants to purchase common stock of UbiquiTel for $0.01 per share, which warrants were subsequently exercised in 2003. In February 2004, Operating Company redeemed the 14% Series B Senior Notes issued to all investors, including the directors or their affiliates, with a portion of the proceeds from Operating Company's sale of $270.0 million aggregate principal amount of 9.875% Senior Notes.

13.   LITIGATION

        UbiquiTel is not a party to any pending legal proceedings that management believes would, if adversely determined, individually or in the aggregate, have a material adverse effect on the Company's financial condition or results of operations.

14.   WHOLLY OWNED OPERATING SUBSIDIARY

        UbiquiTel has fully and unconditionally guaranteed Operating Company's obligations under the 9.875% Senior Notes (see Note 6). UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

        UbiquiTel had fully and unconditionally guaranteed Operating Company's obligations under the 14% Subordinated Notes, the 14% Senior Notes and the 14% Series B Senior Notes.

15.   SUPPLEMENTARY FINANCIAL INFORMATION

        The following table summarizes the Company's quarterly financial data for the years ended December 31, 2004 and December 31, 2003, respectively. For the quarters ended September 30, 2004, June 30, 2004 and March 31, 2004 and the year ended December 31, 2003, the data includes originally reported and restated amounts (see Note 2 for restatements):

	Quarter Ended
	March 31,		March 31,		June 30,	June 30,
	As Originally Reported		As Restated		As Originally Reported	As Restated
	(In Thousands, Except Per Share Amounts)
2004
Total revenues	$81,310		$81,310		$88,681	$88,681
Operating income (loss)	(1,300)		(1,333)		3,473	3,438
Net income (loss)	(8,558	)(1)	(8,591	)(1)	(6,837)	(6,872)
Net income (loss) per share:
Basic	$(0.09)		$(0.09)		$(0.07)	$(0.07)
Diluted	$(0.09)		$(0.09)		$(0.07)	$(0.07)
Other long-term liabilities	9,406		10,820		9,393	10,842
Total long-term liabilities	415,421		416,835		418,641	420,090
Accumulated deficit	(290,339)		(291,752)		(297,176)	(298,625)
Total stockholders' equity	9,662		8,249		3,236	1,787
	Quarter Ended
	September 30,	September 30,	December 31,
	As Originally Reported	As Restated
	(In Thousands, Except Per Share Amounts)
2004
Total revenues	$97,748	$97,748	$98,304
Operating income (loss)	12,127	12,090	5,315
Net income (loss)	1,556	1,519	(1,353	)(2)
Net income (loss) per share:
Basic	$0.02	$0.02	$(0.01)
Diluted	$0.02	$0.02	$(0.01)
Other long-term liabilities	9,429	10,913	11,462
Total long-term liabilities	421,946	423,430	435,355
Accumulated deficit	(295,620)	(297,105)	(298,458)
Total stockholders' equity	4,690	3,206	5,418

	Quarter Ended
	March 31,	March 31,	June 30,		June 30,
	As Originally Reported	As Restated	As Originally Reported		As Restated
	(In Thousands, Except Per Share Amounts)
2003
Total revenues	$58,483	$58,483	$66,046		$66,046
Operating income (loss)	(12,916)	(13,033)	(5,468)		(5,586)
Net income (loss)	16,201 (3)	16,084 (3)	(8,903	)(4)	(9,021	)(4)
Net income (loss) per share:
Basic	$0.20	$0.20	$(0.11)		$(0.11)
Diluted	$0.18	$0.18	$(0.11)		$(0.11)
Other long-term liabilities	3,518	4,535	3,851		4,987
Total long-term liabilities	402,207	403,225	401,590		402,726
Accumulated deficit	(257,467)	(258,484)	(266,370)		(267,505)
Total stockholders' equity	41,769	40,752	33,517		32,382
	Quarter Ended
	September 30,	September 30,		December 31,	December 31,
	As Originally Reported	As Restated		As Originally Reported	As Restated
	(In Thousands, Except Per Share Amounts)
2003
Total revenues	$72,793	$72,793		$75,944	$75,944
Operating income (loss)	38 (5)	(82	)(5)	(1,451)	(1,576)
Net income (loss)	(7,005)	(7,125)		(8,406)	(8,531)
Net income (loss) per share:
Basic	$(0.08)	$(0.08)		$(0.09)	$(0.09)
Diluted	$(0.08)	$(0.08)		$(0.09)	$(0.09)
Other long-term liabilities	4,132	5,388		9,369	10,750
Total long-term liabilities	399,930	401,186		406,033	407,413
Accumulated deficit	(273,375)	(274,631)		(281,781)	(283,161)
Total stockholders' equity	26,579	25,323		18,220	16,840

        The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

(1)
Includes gain on debt retirement of approximately $1.1 million in connection with the Company's redemption of its 14% Series B Senior Notes and purchases of its 14% Senior Notes.

(2)
Includes gain on debt retirement of approximately $3.8 million in connection with the Company's purchases of its 14% Subordinated Notes and 14% Senior Notes.

(3)
Includes gain on debt retirement of approximately $39.0 million recognized in connection with the Company's debt-for-debt exchange.

(4)
Includes gain on debt retirement of approximately $3.9 million in connection with the Company's open market purchases of 14% Subordinated Notes.

(5)
In conjunction with the amendments to our Sprint PCS agreements in 2003, the Company resolved all previously disputed charges between it and Sprint. As a result, the Company recorded an adjustment to reduce operating expenses by approximately $3.2 million.

EXHIBIT INDEX

Exhibit Number	Description
10.11	Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and Dean E. Russell.
10.13	Amendment to Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and James J. Volk.
10.15	Amendment to Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and Patricia E. Knese.
10.16	Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and David L. Zylka.
10.27	Second Amendment dated as of December 22, 2004 to Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Castle PT Inc., Crown Castle South LLC, Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company.
21.1	Subsidiaries of UbiquiTel Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature pages).
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

QuickLinks

UbiquiTel Inc. and UbiquiTel Operating Company Joint Annual Report on Form 10-K TABLE OF CONTENTS
PART I
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors and Executive Officers
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Principal Accountant Fees and Services
PART IV
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
POWER OF ATTORNEY
SIGNATURES
POWER OF ATTORNEY
UBIQUITEL INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
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