Form 10-Q
period 2005-03-31
UBIQUITEL INC
filed 2005-05-10
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☒        No ☐

There were 93,216,132 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at May 5, 2005.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at May 5, 2005, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2005

Explanatory Note:

The Consolidated Financial Statements included herein are those of UbiquiTel Inc. (“UbiquiTel”).  The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 9.875% senior notes due 2011. UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the 9.875% senior notes due 2011.  UbiquiTel has no operations separate from its investment in Operating Company.  Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Notes 5 and 6 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “UbiquiTel” means, collectively UbiquiTel, Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$84,287	$91,781
Accounts receivable, net of allowance for doubtful accounts of $2,908 at March 31, 2005 and $3,358 at December 31, 2004	22,780	22,609
Inventory, net	5,013	4,025
Prepaid expenses and other assets	18,274	17,680
Total current assets	130,354	136,095
PROPERTY AND EQUIPMENT, NET	245,147	243,679
CONSTRUCTION IN PROGRESS	4,681	1,867
DEFERRED FINANCING COSTS, NET	10,429	10,868
GOODWILL	38,138	38,138
INTANGIBLES, NET	63,489	64,565
OTHER LONG-TERM ASSETS	2,403	2,595
Total assets	$494,641	$497,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$227	$223
Accounts payable	8,905	3,124
Accrued expenses	18,386	18,824
Accrued compensation and benefits	1,415	4,591
Interest payable	3,456	13,825
Taxes payable	3,051	2,672
Deferred revenue	12,396	12,274
Other	2,132	1,501
Total current liabilities	49,968	57,034
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	423,803	423,893
OTHER LONG-TERM LIABILITIES	13,088	11,462
Total long-term liabilities	436,891	435,355
Total liabilities	486,859	492,389
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2005 and December 31, 2004	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 93,184 and 93,016 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	46	46
Additional paid-in-capital	303,742	303,830
Accumulated deficit	(296,006)	(298,458)
Total stockholders’ equity	7,782	5,418
Total liabilities and stockholders’ equity	$494,641	$497,807

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2005	2004
		(Restated)

REVENUES:
Subscriber revenue	$66,892	$56,571
Roaming and wholesale revenue	29,606	20,867
Service revenue	96,498	77,438
Equipment revenue	3,433	3,872
Total revenues	99,931	81,310
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation, amortization and accretion as shown separately below)	44,006	39,138
Cost of products sold	10,385	9,215
Selling and marketing	15,926	16,977
General and administrative expenses	4,988	4,383
Non-cash compensation	(521)	—
Depreciation, amortization and accretion	12,157	12,930
Total costs and expenses	86,941	82,643
OPERATING INCOME (LOSS)	12,990	(1,333)
INTEREST INCOME	526	135
INTEREST EXPENSE	(10,935)	(8,430)
GAIN ON DEBT RETIREMENT	—	1,109
INCOME (LOSS) BEFORE INCOME TAXES	2,581	(8,519)
INCOME TAX EXPENSE	(129)	(72)
NET INCOME (LOSS)	$2,452	$(8,591)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.03	$(0.09)
DILUTED	$0.02	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	93,103	92,579
DILUTED	98,644	92,579

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2005	2004
		(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,452	$(8,591)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	439	410
Amortization of debt discount	(32)	303
Amortization of intangible assets	1,076	1,076
Depreciation and accretion	11,080	11,854
Interest accrued on discount notes	—	3,149
Non-cash compensation from stock options granted to employees	(521)	—
Deferred income taxes	69	72
Gain on sale of equipment	(71)	(58)
Gain on debt retirement	—	(1,109)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	(171)	(1,156)
Inventory	(988)	(224)
Prepaid expenses and other assets	(402)	(1,811)
Accounts payable and accrued expenses	(10,773)	5,265
Net cash provided by operating activities	2,158	9,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,031)	(5,941)
Net cash used in investing activities	(10,031)	(5,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 9.875% senior notes	—	265,302
Repayments under senior secured credit facility	—	(230,000)
Repayment of 14% Series B senior discount notes	—	(12,478)
Purchase of 14% senior discount notes	—	(15,872)
Financing costs	—	(8,296)
Change in book cash overdraft	—	(5,671)
Proceeds from issuance of common stock	106	—
Proceeds from exercise of stock options	327	—
Repayment of capital lease obligations and other long-term debt	(54)	(110)
Net cash provided by (used in) financing activities	379	(7,125)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,494)	(3,886)
CASH AND CASH EQUIVALENTS, beginning of period	91,781	57,225
CASH AND CASH EQUIVALENTS, end of period	$84,287	$53,339
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,847	$3,489
Cash paid for taxes	3	8

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required annually by generally accepted accounting principles.  In the opinion of management, the interim data reflects all adjustments necessary for a fair statement of the Company’s results for the periods presented.  Operating results for the three months ended March 31, 2005 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004.

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

Restatements of Prior Years’ Financial Statements

As previously reported in UbiquiTel’s and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004, the Company reviewed its accounting practices with respect to lease transactions. As a result of this review and in consultation with the audit committee of UbiquiTel’s board of directors, UbiquiTel determined that it was appropriate to restate its consolidated financial statements for the years ended December 31, 2000 through December 31, 2003 and the nine months ended September 30, 2004.  The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in such reports should no longer be relied upon.  Historically, when accounting for tower leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term, excluding any potential renewal periods. The restatements recognized rent expense on a straight-line basis over the lease term (as defined in Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” as amended) of the Company’s tower leases. Cell site assets associated with such leased towers are depreciated over the shorter of the assets’ useful lives or the lease term. These restatements resulted from the correction of accounting errors and were not attributable to any material non-compliance by the Company with any financial reporting requirements under the federal securities laws. Amounts for prior periods presented in these financial statements and the notes thereto reflect applicable balances and amounts on a restated basis.

As a result of these restatements, certain previously reported amounts in the consolidated statement of operations for the three months ended March 31, 2004 and consolidated balance sheet as of March 31, 2004 have been restated in the following tables:

	Three Months Ended March 31, 2004
	(In thousands, except per share data)
	As Originally Reported	Adjustments	As Restated

Cost of services and operations	$39,105	$33	$39,138
Total costs and expenses	82,610	33	82,643
Operating loss	(1,300)	(33)	(1,333)
Loss before income taxes	(8,486)	(33)	(8,519)
Net loss	(8,558)	(33)	(8,591)
Basic and diluted net loss per share of common stock	$(0.09)	$(0.00)	$(0.09)

	As of March 31, 2004
	(In thousands)
	As Originally Reported	Adjustments	As Restated
Other long-term liabilities	$9,406	$1,414	$10,820
Total liabilities	467,280	1,414	468,694
Accumulated deficit	(290,339)	(1,414)	(291,753)
Total stockholders’ equity	9,662	(1,414)	8,248

The amounts reflected in cost of service and operations, as originally reported, included Sprint PCS management fee expense reclassified from general and administrative expenses totaling approximately $4.9 million for the three months ended March 31, 2004.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not anticipate that the implementation of FIN 47 will have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.

SFAS No. 123R was originally required to be adopted by the Company beginning no later than the third quarter of 2005.  However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Accordingly, the Company is required to adopt SFAS No. 123R no later than January 1, 2006.  The Company is currently assessing the timing and impact of adopting SFAS No. 123R.

Stock-Based Compensation

At March 31, 2005, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan.  The Company accounts for the plans in accordance with APB No. 25 and related interpretations.

In May 2002, 1,220,800 options previously issued to employees and board members under the Company’s equity incentive plan were modified to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification. The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised. At March 31, 2004, the fair market value of UbiquiTel’s common stock did not exceed the modified price and, as such, no compensation expense was recorded for the three months ended March 31, 2004.  The decrease in the fair market value of the common stock from $7.12 at December 31, 2004 to $6.70 at March 31, 2005 resulted in a credit to non-cash compensation expense of approximately $0.5 million for the three months ended March 31, 2005.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended March 31,
	2005	2004
		(Restated)
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$2,452	$(8,591)
Add: stock-based employee compensation included in reported net income (loss)	(521)	—
Deduct: total stock-based employee compensation expense determined under fair value-based method	(450)	(364)
Pro forma net income (loss)	$1,481	$(8,955)

Basic net income (loss) per share:
As reported	$0.03	$(0.09)
Pro forma	$0.02	$(0.10)

Diluted net income (loss) per share:
As reported	$0.02	$(0.09)
Pro forma	$0.02	$(0.10)

2. ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

UbiquiTel Inc. and Subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint Personal Communications Services (“PCS”) in certain defined midsize markets in the western and midwestern United States.

In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company) entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) (“Operating Company”), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, UbiquiTel amended its management agreement with Sprint PCS to expand its markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky/Tennessee. On February 21, 2001, in connection with UbiquiTel’s acquisition of VIA Wireless LLC, UbiquiTel amended its management agreement with Sprint PCS to expand its markets effective at the closing in August 2001 to include the six VIA Wireless Basic Trading Areas covering the central valley of California market. On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, Operating Company amended its management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing its licensed resident population in its markets to approximately 10.8 million.

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

The Company has had preliminary discussions with Sprint regarding the potential impact on the Company of the pending Sprint-Nextel transaction. The Company believes that, based on currently available information, and assuming that no changes are effected with respect to Sprint’s agreements with the Company, Sprint could potentially be in violation of the exclusivity provision of the parties’ management agreement at some point following completion of the Sprint-Nextel transaction due to the overlap between certain of the Company’s and Nextel’s territories. Sprint’s agreements with the Company provide for specific remedies in the event of a material breach by Sprint of such agreements. The Company has not made any determination as to the potential impact on the Company’s operations or the value of the Company’s business of any of such remedies or whether any such remedy would be more or less favorable to it than the Company’s existing arrangements with Sprint or any renegotiated arrangements with Sprint.

The Company is committed to working with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that the Company and Sprint will be able to reach mutually beneficial arrangements or as to the terms of any such arrangements or the potential impact on the Company of any such arrangements. Furthermore, the Company has not been able to assess the potential impact of the Sprint-Nextel business combination on Sprint’s competitiveness in the wireless industry on either a short-term or long-term basis.

3. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”).  In accordance with SFAS No. 128, incremental potential common shares from stock options and warrants are excluded in the calculation of diluted net income (loss) per share when the effect would be antidilutive.

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended March 31,
	2005	2004
		(Restated)
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$2,452	$(8,591)
Weighted average common shares outstanding	93,103	92,579
Net income (loss) per share	$0.03	$(0.09)

Diluted
Net income (loss)	$2,452	$(8,591)
Weighted average common shares outstanding	93,103	92,579
Effect of dilutive options	5,541	—
Weighted average common shares outstanding assuming dilution	98,644	92,579
Net income (loss) per share	$0.02	$(0.09)

The following table summarizes the securities that are excluded from the net income (loss) per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended March 31,
	2005	2004
Stock options	20,000	6,506,200
Warrants	3,665,183	3,665,183
Total	3,685,183	10,171,383

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2005	December 31, 2004
	(In Thousands)
Network equipment	$357,785	$347,746
Vehicles	1,449	1,508
Furniture and office equipment	5,316	5,211
Computer equipment and software	9,410	8,548
Leasehold improvements	4,609	4,403
Land	130	130
Buildings	4,670	4,670
	383,369	372,216
Accumulated depreciation	(138,222)	(128,537)
Property and equipment, net	$245,147	$243,679

Depreciation expense was approximately $11.1 million and $11.8 million for the three months ended March 31, 2005 and 2004, respectively.

5. LONG-TERM DEBT AND DEBT RETIREMENTS

Long-term debt outstanding was as follows:

	March 31, 2005	December 31, 2004
	(In Thousands)
9.875% senior notes	$420,000	$420,000
Plus: premium	802	834
14% senior discount notes	32	32
Less: discount	—	(2)
Building mortgage	3,174	3,228
Subtotal	424,008	424,092
Future cash flows associated with 14% senior discount notes for interest and other	22	24
Total long-term debt	424,030	424,116
Less: current maturities	227	223
Total long-term debt, excluding current maturities	$423,803	$423,893

Notes

In April 2000, Operating Company issued in a private placement $300.0 million aggregate principal amount of 14% senior subordinated discount notes due April 15, 2010 (the “14% Subordinated Notes”) that were accreting in value until April 15, 2005 with interest payable semiannually beginning on October 15, 2005.  The 14% Subordinated Notes were subsequently registered under the Securities Act of 1933, as amended. All outstanding 14% Subordinated Notes were purchased by the Company in a series of transactions in 2003 and 2004.

In February 2003, Operating Company consummated certain private placement transactions to reduce its long-term debt outstanding, including an exchange of $48.2 million aggregate principal amount of 14% senior discount notes due May 15, 2010 (“14% Senior Notes”) and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% Subordinated Notes, and a related financing of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 (“14% Series B Senior Notes”) and detachable warrants for UbiquiTel’s common stock in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. The 14% Senior Notes were accreting in value until April 15, 2005 with interest payable semiannually beginning on October 15, 2005. The 14% Senior Notes were subsequently registered under the Securities Act. The 14% Series B Senior Notes were accreting in value until April 15, 2005 with interest payable semiannually beginning on October 15, 2005. Operating Company issued an additional approximately $1.7 million aggregate principal amount of 14% Series B Senior Notes in a series of financings in 2003. All but approximately $32,000 aggregate principal amount of outstanding 14% Senior Notes were purchased by the Company and all outstanding 14% Series B Senior Notes were redeemed by the Company in a series of refinancing transactions in 2004.

The Company followed the provisions of SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” and Emerging Issues Task Force Issue No. 02-04, “Determining Whether a Debtor’s

Modification or Exchange of Debt Instruments Is Within the Scope of FASB Statement No. 15,” in recording the 2003 private placement exchange transaction. These provisions required that the carrying value of the 14% Senior Notes be recorded at the total future cash payments (principal and interest) specified by the 14% Senior Notes; therefore, the 14% Senior Notes were classified on the Company’s balance sheet as long-term liabilities. As a result, no interest expense related to the 14% Senior Notes was recognized in future periods.

In February 2004, Operating Company issued in a private placement $270.0 million in aggregate principal amount of 9.875% senior notes due March 1, 2011 (“9.875% Senior Notes”). The 9.875% Senior Notes were issued at a discount and generated approximately $265.3 million in proceeds. The 9.875% Senior Notes were subsequently registered under the Securities Act. Interest on the 9.875% Senior Notes became payable semiannually beginning on September 1, 2004. The 9.875% Senior Notes are redeemable in whole or in part on or after March 1, 2007. Prior to March 1, 2007, Operating Company may redeem up to 35% of the aggregate principal amount of the 9.875% Senior Notes with net cash proceeds of a sale of its equity or a contribution to its common equity capital, provided that at least 65% of the principal amount of 9.875% Senior Notes originally issued under the indenture remains outstanding after giving effect to such redemption and such redemption occurs within 45 days of the date of such sale of equity interests or contribution. The indenture governing the 9.875% Senior Notes contains customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons. The indenture governing the 9.875% Senior Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy. Operating Company is permitted to issue additional 9.875% Senior Notes under the indenture from time to time.

The proceeds from the sale of the 9.875% Senior Notes were used to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of Operating Company’s outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million, to purchase $16.7 million principal amount of Operating Company’s outstanding 14% Senior Notes for approximately $15.9 million and to pay financing costs for the issuance of the 9.875% Senior Notes of approximately $7.8 million. The repayments of the senior secured credit facility and the 14% Series B Senior Notes and the purchase of the 14% Senior Notes resulted in a net gain on debt retirements of approximately $1.1 million, consisting of a loss on the purchase of the 14% Senior Notes of approximately $1.6 million, the write-off of deferred financing fees related to the senior secured credit facility and the 14% Series B Senior Notes of approximately $7.7 million, the write-off of unamortized debt discount for detachable warrants associated with the 14% Series B Senior Notes of approximately $3.6 million and costs of approximately $0.1 million related to the termination of the senior secured credit facility, net of a gain of approximately $14.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

In October 2004, Operating Company completed a financing of an additional $150.0 million aggregate principal amount of 9.875% Senior Notes in a private placement at a price of 103.5% generating cash proceeds of approximately $155.3 million. These 9.875% Senior Notes are of the same class as the previously outstanding $270.0 million aggregate principal amount of 9.875% Senior Notes and were subsequently registered under the Securities Act. Operating Company used approximately $139.3 million of these cash proceeds to fund a cash tender offer and consent solicitation for its outstanding 14% Subordinated Notes and 14% Senior Notes. Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes, representing all of the then outstanding 14% Subordinated Notes, and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted. There were approximately $32,000 aggregate principal amount of 14% Senior Notes that remained outstanding, which were redeemed in full by Operating Company in April 2005.

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of March 31, 2005 will require cash payments of interest of $41.5 million in each of the years 2005 (of which approximately $20.7 million was paid on March 1, 2005) through 2009.

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

Building Mortgage

The Company has a mortgage on an owned building and land with a balance of approximately $3.2 million at March 31, 2005. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000. The mortgage is due to be repaid in full by April 2015.

6.  WHOLLY-OWNED OPERATING SUBSIDIARY

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes (see Note 5). UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Joint Quarterly Report on Form 10-Q includes forward-looking statements that involve known and unknown risks, uncertainties and other factors.  Our actual results could differ materially from the results anticipated in these forward-looking statements.  Risk factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to:

•                                            UbiquiTel’s dependence on its affiliation with Sprint;

•                                            the potential impact of the Sprint-Nextel business combination on UbiquiTel’s affiliation with Sprint as well as Sprint’s competitiveness in the wireless industry;

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

•                                            customer quality;

•                                            potential declines in roaming and wholesale revenue;

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

•                                            changes in population;

•                                            changes or advances in technology;

•                                            effects of mergers and consolidations within the wireless communications industry and unexpected announcements or developments from others in the wireless communications industry; and

•                                            general economic and business conditions.

These and other applicable risks are described under the caption “Business—Risk Factors” and elsewhere in UbiquiTel’s and Operating Company’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, and under the caption “Liquidity and Capital Resources” and elsewhere in this Item 2. Investors are referred to UbiquiTel’s and Operating Company’s subsequent filings with the Securities and Exchange Commission for other risk factors. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

In October 1998, UbiquiTel L.L.C. entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (“Operating Company”) was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky/Tennessee. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include the six VIA Wireless Basic Trading Areas covering the central valley of California market. On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.8 million.  See Note 2 (Organization and Nature of Business–Recent Development) to the unaudited consolidated financial statements included in this report with respect to Sprint’s proposed merger with Nextel Communications, Inc.

As of March 31, 2005, we had approximately 412,900 subscribers excluding resellers and approximately 112,200 reseller subscribers, for a total subscriber base of approximately 525,100. As of March 31, 2005, our network covered approximately 8.3 million residents which represented approximately 77% of the licensed population in our markets.

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

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent liabilities. The methods, estimates and judgments we use in applying our accounting policies have a significant impact on the results we report in our consolidated financial statements. Some of our accounting policies require us to make subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate our estimates, including, but not limited to, those related to long-lived assets, goodwill, lease transactions, property and equipment, bad debt, inventory valuation, income taxes, deferred revenue and contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Some of the most critical accounting policies, including those that require a significant amount of estimation or judgment in their application, include:

Revenue Recognition:

We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. We account for rebates, discounts and other sales incentives as a reduction to revenue. Subscriber revenue consists of monthly recurring service charges for voice and third generation data (“3G data”) services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Equipment revenue includes sales of handsets and accessories. Our revenue recognition policies are consistent with the guidance in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin No. 104, “Revenue Recognition.”

We recognize revenue from our subscribers as they use the service. We pro-rate access revenue over the billing period and record airtime usage in excess of the pre-subscribed usage plan. Our subscribers pay an activation fee to us when they initiate service. Non-refundable, up-front activation fees billed in our direct sales channel are included in equipment revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold.

Roaming and wholesale revenue includes reseller revenue, Sprint PCS travel revenue and non-Sprint PCS roaming revenue. We record Sprint PCS travel revenue on a per minute rate for voice services and on a per kilobit rate for data services when Sprint PCS subscribers based outside our markets use our network. We record non-Sprint

PCS roaming revenue when non-Sprint PCS subscribers use our network. We record reseller revenue when reseller subscribers use our network.  Minutes and kilobytes are sold at wholesale rates.

Equipment revenue consists of proceeds from sales of handsets and accessories, which are recorded at the time of sale. Revenues from sales of handsets and accessories represent a separate earnings process from service revenues because sales of handsets and accessories do not require customers to subscribe to wireless services. Equipment revenue also includes an allocation of the arrangement consideration from activation revenue received as part of revenue arrangements with multiple deliverables.

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

Reserve for Obsolete/Excess Inventory—We record a reserve for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured and defective models and accessories that have been returned by customers.  If the estimate of obsolete inventory is understated, our operating income would be reduced.

Long-Lived Assets and Goodwill:

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets resulting from business combinations be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2004, we completed our annual impairment review and determined that no impairment charge was required.

Intangible assets consist of the unamortized cost of a Sprint PCS management agreement acquired in a business combination.  Intangible assets are amortized over their estimated useful life.  As of December 31, 2004, the remaining useful life of the acquired Sprint PCS management agreement was approximately 15 years. If there was a reduction in the useful life of this asset, our operating income would be reduced.

Lease Transactions:

We lease office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment under operating leases. Our accounting for an operating lease transaction as of the lease’s inception involves judgments in determining the number of lease renewal periods to be included in the lease term, in addition to the initial non-cancelable term, used in recognizing rent expense on a straight-line basis. This judgment considers various factors that we would consider at the time of opting to renew such leases, particularly whether any nonrenewal could result in an economic detriment to us or the forgoing of an economic benefit available to us. Additionally, the lease term can impact the determination of the period over which depreciable assets associated with operating leases are depreciated.

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

Income Taxes:

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual current income tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” These differences result in deferred tax assets and liabilities, which are included in the consolidated balance sheets. It is expected that our deferred income tax assets will either expire unused or give rise to future tax deductions that will be available to offset the future taxable income arising from the reversal of the deferred income tax liabilities, except for the liability arising from goodwill amortization. As a result, a full valuation allowance was recorded against all deferred income tax assets that are not offset by anticipated reversals of deferred income tax liabilities. In determining the likelihood and value of the realization of deferred tax assets, we consider forecasts of our taxable income, available tax planning strategies and the future reversal of existing temporary differences. Changes in circumstances may cause changes in our judgments about the realizability of our deferred tax assets in future periods and may result in reductions of our valuation allowance and income tax expense.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We do not anticipate that the implementation of FIN 47 will have a material impact on our financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.

SFAS No. 123R was originally required to be adopted by us beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Accordingly, we are required to adopt SFAS No. 123R no later than January 1, 2006.  We are currently assessing the timing and impact of adopting SFAS No. 123R.

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

Analysis of the three months ended March 31, 2005 compared to the three months ended March 31, 2004

Customer Net Additions

As of March 31, 2005, we provided personal communications services to approximately 412,900 customers compared to approximately 349,100 customers as of March 31, 2004.  During the three months ended March 31, 2005, we added 14,400 net new subscribers compared to 21,400 net new subscribers for the three months ended March 31, 2004.  The decrease was primarily attributable to lower gross additions of sub-prime credit class customers due to tighter credit policies in certain markets.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended March 31, 2005 was approximately 2.6% compared to approximately 3.1% for the three months ended March 31, 2004.  Involuntary churn declined 0.2% due to tighter credit policies in certain markets.  Voluntary churn declined 0.3% due to an increased percentage of our customer base on two-year contracts and service plans with lower overage charges.  We expect churn to marginally decline in the near term.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly subscriber revenue per customer.  ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended March 31, 2005 and 2004, our ARPU was approximately $55 and $56, respectively. Voice ARPU declined $3 primarily as a result of a decrease in billing for overage minutes, partially offset by an increase in data ARPU of $2.

We expect ARPU to trend between $55 and $56 throughout 2005.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the income statement components of selling and marketing and the cost of products sold, and reducing that amount by the equipment revenue recorded. The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $497 for the three months ended March 31, 2005 compared to CPGA of approximately $425 for the three months ended March 31, 2004. The increase in CPGA was due to higher handset upgrade costs of approximately $18 per gross addition, the effect of increased handset promotion and subsidy costs of approximately $25 per gross addition, and the remainder is due primarily to fixed costs spread over lower gross additions. We believe that CPGA will decline to between $480 to $490 in 2005.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the three months ended March 31, 2005 and 2004 was approximately $66.9 million and $56.6 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and 3G data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and 3G data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers’ charges are dependent on their rate plans, based on the number of minutes and 3G data usage included in their plans.  The increase in subscriber revenue was attributable to the effect of the increase in our subscriber base.

•                  Roaming and Wholesale Revenue. Roaming and wholesale revenue consists of Sprint PCS travel revenue, non-Sprint PCS roaming revenue and reseller revenue. Travel revenue is generated on a per minute rate for voice services or on a per kilobit rate for data services when a Sprint PCS subscriber based outside our markets uses our network. An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network. Reseller revenue is generated when a reseller subscriber uses our PCS network. During the second quarters of 2003 and 2004, we initiated reseller programs with Virgin Mobile USA and Qwest Communications, respectively.

Roaming and wholesale revenue during the three months ended March 31, 2005 and 2004 was approximately $29.6 million and $20.9 million, respectively. The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $3.9 million and $1.0 million, respectively, and an increase in reseller revenue of approximately $4.1 million. The increase in Sprint PCS travel revenue was primarily due to increases in travel minutes of use and 3G data usage.  The increase in reseller revenue was due to increases in reseller minutes of use primarily from the addition of Qwest as a reseller in the second quarter of 2004.

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

•                  Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended March 31, 2005 and 2004 from equipment revenue totaled approximately $3.4 million and $3.9 million, respectively.  The decrease was due to lower gross additions in our controlled sales distribution network.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnection charges, and totaled approximately $16.5 million during the three months ended March 31, 2005 compared to approximately $15.6 million during the three months ended March 31, 2004. The increase was primarily due to the effect of an increase in interconnection charges resulting from increased minutes of use.

•                  Travel and Roaming Expenses. We pay Sprint PCS travel fees on a per minute rate for voice services or on a per kilobit rate for data services when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory. We also pay roaming fees to other wireless providers when our customers use their network. Travel and roaming expense totaled approximately $12.5 million and $10.4 million for the three months ended March 31, 2005 and 2004, respectively.  The increase in travel and roaming expenses was primarily due to an increase in Sprint PCS travel expense for voice services resulting primarily from an increase in our subscriber base.

•                  Bad Debt Expense.  Bad debt expense during the three months ended March 31, 2005 and 2004 was approximately $1.0 million and $0.8 million, respectively.

•                  Sprint Operating Expenses.  Sprint operating expenses during the three months ended March 31, 2005 and 2004 were approximately $14.0 million and $12.3 million, respectively. Sprint operating expenses included Sprint PCS management fee expense and other fees we paid to Sprint PCS for the use of its support services, including billing and collections services and customer care. For the three months ended March 31, 2004, Sprint PCS management fee expense of approximately $4.9 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation. The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $10.4 million and $9.2 million during the three months ended March 31, 2005 and 2004, respectively.  The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. Handset subsidies on units sold by third parties totaled approximately $2.9 million and $2.8 million for the three months ended March 31, 2005 and 2004, respectively.  The increase in cost of products sold was primarily due to a $0.5 million increase in handset upgrade costs, a $0.7 million increase resulting from the sale of more expensive handset models and a $0.4 million increase resulting from a write-down of inventory to market value. The increase was slightly offset by the effect of a decrease in customer gross additions.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred selling and marketing expenses of approximately $15.9 million and $17.0 million during the three months ended March 31, 2005 and 2004, respectively.  The decrease in selling and marketing expenses was primarily attributable to lower variable costs resulting from a decrease in gross additions.

General and Administrative

We incurred general and administrative expenses totaling approximately $5.0 million and $4.4 million during the three months ended March 31, 2005 and 2004, respectively.  For the three months ended March 31, 2004, Sprint PCS management fee expense of approximately $4.9 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.

Non-Cash Compensation

We apply the provisions of APB No. 25 and related interpretations in accounting for our equity incentive plan.  In May 2002, we modified 1,220,800 options previously issued to employees and board members under our equity incentive plan to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification. The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised. At March 31, 2004, the fair market value of our common stock did not exceed the modified price and, as such, no compensation expense was recorded for the three months ended March 31, 2004.  The decrease in the fair market value of our common stock from $7.12 at December 31, 2004 to $6.70 at March 31, 2005 resulted in a credit to non-cash compensation expense of approximately $0.5 million for the three months ended March 31, 2005.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended March 31, 2005 and 2004 totaled approximately $12.2 million and $12.9 million, respectively.  We depreciate our property and equipment using the straight-line method over two to 10 years.  A building owned by us is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 18 years.  Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value.  The decrease in depreciation, amortization and accretion expense was due primarily to the impact of accelerated depreciation of our minicell base stations totaling approximately $2.3 million for the three months ended March 31, 2004 compared to approximately $0.2 million for the three months ended March 31, 2005. The decrease was partially offset by increases in depreciation expense resulting primarily from network equipment additions.

Interest Income

For the three months ended March 31, 2005 and 2004, interest income was approximately $0.5 million and $0.1 million, respectively.  The interest income was generated from cash, cash equivalents and restricted cash balances.

Interest Expense

Interest expense totaled approximately $10.9 million and $8.4 million during the three months ended March 31, 2005 and 2004, respectively. Interest is accrued on our notes on a per annum basis at the stated interest rate. Interest on our senior secured credit facility, which was repaid in full during the three months ended March 31, 2004, was accrued at the London interbank offered rate based on contracts ranging from 30 to 180 days.  The increase in interest expense primarily resulted from our refinancing of the outstanding borrowings under our senior secured credit facility in the first quarter of 2004 with longer term higher fixed rate notes.

Interest expense also included the amortized amount of deferred financing fees relating to various note offerings and our former senior secured credit facility prior to any retirements of such debt.

Gain on Debt Retirement

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

Income Taxes

For the three months ended March 31, 2005 and 2004, we recognized income tax expense of approximately $0.1 million. Income tax expense was comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income (Loss)

For the three months ended March 31, 2005, our net income was approximately $2.5 million and for the three months ended March 31, 2004, our net loss was approximately $8.6 million. We recognized a gain on debt retirement of approximately $1.1 million for the three months ended March 31, 2004.

Liquidity and Capital Resources

From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003 and 2004, we generated cash flow from operating activities of approximately $14.5 million and $55.4 million, respectively. For the three months ended March 31, 2005, we generated cash flow from operating activities of approximately $2.2 million.

Although we substantially completed our contractually required network coverage build-out in 2002, our business could require additional capital expenditures for capacity enhancements and coverage improvements.  Capital expenditures for the three months ended March 31, 2005 and the year ended December 31, 2004 totaled approximately $10.0 million and $27.0 million, respectively.  Since 2003, we have funded and expect to fund all of our future capital expenditures through cash flows from operating activities, cash and cash equivalent balances.

In February 2005, we announced a network coverage expansion which is expected to cost approximately $13 million and is expected to be completed in 2006. As part of this expansion, we entered into an agreement with an equipment vendor to acquire network equipment.  The agreement provides for a minimum purchase commitment of $18 million in each of the years 2005 through 2008 for all network equipment and performance services that we purchase.

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

On February 23, 2004, Operating Company issued $270.0 million aggregate principal amount of the 9.875% Senior Notes at a discount generating approximately $265.3 million in proceeds, and on October 14, 2004, Operating Company issued an additional $150.0 million aggregate principal amount of 9.875% Senior Notes of the same class at a price of 103.5% generating cash proceeds of approximately $155.3 million, in transactions exempt from the registration requirements of the Securities Act. The 9.875% Senior Notes were subsequently registered under the Securities Act. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes.  The proceeds from these offerings in 2004 were used to repay and terminate Operating Company’s senior secured credit facility, to redeem all of its outstanding 14% Series B Senior Notes, to repurchase all of its outstanding 14% senior subordinated discount notes due 2010 and to repurchase all but approximately $32,000 aggregate principal amount of 14% Senior Notes, which were subsequently redeemed in full by Operating Company in April 2005.

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

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of March 31, 2005 will require cash payments of interest of $41.5 million in each of the years 2005 (of which approximately $20.7 million was paid on March 1, 2005) through 2009. We presently are in compliance with all covenants in the indenture associated with the 9.875% Senior Notes. We may from time to time purchase outstanding 9.875% Senior Notes and/or shares of UbiquiTel common stock in the open market, in privately negotiated transactions or otherwise in accordance with our debt agreements and applicable law.

As of March 31, 2005, we had approximately $84.3 million in cash and cash equivalents and working capital of approximately $80.4 million. Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through March 31, 2006 and into the foreseeable future.

While management does not anticipate the need to raise additional capital to meet our operating or capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new customer additions, customer turnover, revenues, marketing costs, bad debt expense and roaming and reseller revenue. Management believes our financial position will be sufficient to meet the cash requirements of the business including capital expenditures, cash interest and working capital needs. We from time to time evaluate options for additional financings to supplement our liquidity position and maintain maximum financial flexibility. However, if actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital which may not be available or may not be available on acceptable terms.

Analysis of Cash Flows

A significant portion of our revenues is generated from customers who subscribe to PCS service from us or Sprint on contracts that range from one to two years. Our cash flow from operating activities will fluctuate with the size of our subscriber base and indirectly from the size of Sprint’s subscriber base and the recurring subscriber and roaming revenue streams generated from these customers. We expect cash flow from operating activities will continue to grow for the remainder of 2005 and in future periods as our subscriber base continues to grow.

Net cash provided by operating activities was approximately $2.2 million and $9.2 million for the three months ended March 31, 2005 and 2004, respectively.  The decrease in cash provided by operating activities was primarily due to the increase in cash paid for interest of approximately $17.4 million, partially offset by the increase in operating income of approximately $14.3 million.

Net cash used in investing activities was approximately $10.0 million and $5.9 million for the three months ended March 31, 2005 and 2004, respectively.  The increase resulted primarily from higher capital expenditures for base stations for network coverage expansion.

Net cash provided by financing activities for the three months ended March 31, 2005 was approximately $0.4 million, consisting primarily of proceeds from the exercise of stock options. Net cash used in financing activities for the three months ended March 31, 2004 was approximately $7.1 million, consisting primarily of the reduction in a book cash overdraft of approximately $5.7 million and $1.0 million in net payments relating to refinancing transactions that were completed in 2004.

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU) and cost per gross addition (CPGA). Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended March 31, 2005 compared to the three months ended March 31, 2004,” and the following tables reconcile the non-GAAP financial measures with our unaudited consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Three Months Ended March 31,
Average revenue per user (ARPU)	2005	2004

Subscriber revenue	$66,892,000	$56,571,000

Average subscribers	404,300	338,400

ARPU	$55	$56

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

	Three Months Ended March 31,
Cost per gross addition (CPGA)	2005	2004

Selling and marketing	$15,926,000	$16,977,000
Add: Cost of products sold	10,385,000	9,215,000
Less: Equipment revenue	(3,433,000)	(3,872,000)
Total CPGA costs	$22,878,000	$22,320,000

Gross additions	46,000	52,500

CPGA	$497	$425

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. All of the interest rates on our notes are fixed; the weighted average interest rate on our notes was 9.875%

as of March 31, 2005. We have not entered into derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating. No principal repayments on our notes are due within the next five years.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer), conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

May 10, 2005