Form 10-Q
period 2005-06-30
UBIQUITEL INC
filed 2005-08-09
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Yes ☒        No ☐

There were 93,593,140 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at August 5, 2005.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at August 5, 2005, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2005

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$89,133	$91,781
Accounts receivable, net of allowance for doubtful accounts of $2,982 at June 30, 2005 and $3,358 at December 31, 2004	28,688	22,609
Inventory, net	3,629	4,025
Prepaid expenses and other assets	18,390	17,680
Total current assets	139,840	136,095
PROPERTY AND EQUIPMENT, NET	252,711	243,679
CONSTRUCTION IN PROGRESS	3,234	1,867
DEFERRED FINANCING COSTS, NET	10,070	10,868
GOODWILL	38,138	38,138
INTANGIBLES, NET	62,413	64,565
OTHER LONG-TERM ASSETS	2,241	2,595
Total assets	$508,647	$497,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$231	$223
Accounts payable	6,628	3,124
Accrued expenses	16,360	18,824
Accrued compensation and benefits	2,718	4,591
Interest payable	13,825	13,825
Taxes payable	2,694	2,672
Deferred revenue	12,413	12,274
Other	2,221	1,501
Total current liabilities	57,090	57,034
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	423,659	423,893
OTHER LONG-TERM LIABILITIES	13,483	11,462
Total long-term liabilities	437,142	435,355
Total liabilities	494,232	492,389
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at June 30, 2005 and December 31, 2004	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 93,478 and 93,016 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	47	46
Additional paid-in-capital	305,990	303,830
Accumulated deficit	(291,622)	(298,458)
Total stockholders’ equity	14,415	5,418
Total liabilities and stockholders’ equity	$508,647	$497,807

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
REVENUES:
Subscriber revenue	$69,895	$61,974	$136,787	$118,545
Roaming and wholesale revenue	31,613	23,515	61,219	44,382
Service revenue	101,508	85,489	198,006	162,927
Equipment revenue	4,685	3,192	8,118	7,064
Total revenues	106,193	88,681	206,124	169,991
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation, amortization and accretion as shown separately below)	45,239	42,030	89,245	81,168
Cost of products sold	9,922	8,919	20,307	18,134
Selling and marketing	16,885	15,852	32,811	32,829
General and administrative	4,953	4,511	9,941	8,894
Non-cash compensation	1,603	226	1,082	226
Depreciation, amortization and accretion	12,878	13,705	25,035	26,635
Total costs and expenses	91,480	85,243	178,421	167,886
OPERATING INCOME	14,713	3,438	27,703	2,105
INTEREST INCOME	619	140	1,145	275
INTEREST EXPENSE	(10,864)	(10,370)	(21,799)	(18,800)
GAIN ON DEBT RETIREMENTS	40	—	40	1,109
INCOME (LOSS) BEFORE INCOME TAXES	4,508	(6,792)	7,089	(15,311)
INCOME TAX EXPENSE	(124)	(80)	(253)	(152)
NET INCOME (LOSS)	$4,384	$(6,872)	$6,836	$(15,463)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.05	$(0.07)	$0.07	$(0.17)
DILUTED	$0.04	$(0.07)	$0.07	$(0.17)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	93,319	92,717	93,212	92,648
DILUTED	98,820	92,717	98,680	92,648

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,836	$(15,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	890	742
Amortization of debt discount	(62)	556
Amortization of intangible assets	2,152	2,152
Depreciation and accretion	22,883	24,483
Interest accrued on discount notes	—	6,184
Non-cash compensation from stock options granted to employees	1,082	226
Deferred income taxes	133	152
(Gain) loss on disposal of equipment	(207)	81
Gain on debt retirement	(40)	(1,109)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	(6,079)	(2,552)
Inventory	396	(10)
Prepaid expenses and other assets	(356)	(1,279)
Accounts payable and accrued expenses	(1,021)	9,162
Net cash provided by operating activities	26,607	23,325
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(30,118)	(16,405)
Net cash used in investing activities	(30,118)	(16,405)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 9.875% senior notes	—	265,302
Repayments under senior secured credit facility	—	(230,000)
Repayment of 14% Series B senior discount notes	—	(12,478)
Purchase of 14% senior discount notes	(14)	(15,872)
Financing costs	(92)	(8,296)
Change in book cash overdraft	—	(5,671)
Proceeds from issuance of common stock	202	72
Proceeds from exercise of stock options	927	113
Repayment of capital lease obligations and other long-term debt	(111)	(178)
Repurchase of common stock	(49)	—
Net cash provided by (used in) financing activities	863	(7,008)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,648)	(88)
CASH AND CASH EQUIVALENTS, beginning of period	91,781	57,225
CASH AND CASH EQUIVALENTS, end of period	$89,133	$57,137
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,901	$3,573
Cash paid for taxes	142	25
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Network equipment acquired but not yet paid	$3,180	$—

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, they do not include all the information and footnotes required annually by generally accepted accounting principles.  In the opinion of management, the interim data reflects all adjustments necessary for a fair statement of the Company’s results for the periods presented.  Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004.

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

As a result of these restatements, certain previously reported amounts in the consolidated statements of operations for the three and six months ended June 30, 2004 and consolidated balance sheet as of June 30, 2004 have been restated in the following tables:

	Three Months Ended June 30, 2004
	(In thousands, except per share data)
	As Originally Reported	Adjustments	As Restated

Cost of service and operations	$41,995	$35	$42,030
Total costs and expenses	85,208	35	85,243
Operating income	3,473	(35)	3,438
Loss before income taxes	(6,757)	(35)	(6,792)
Net loss	(6,837)	(35)	(6,872)
Basic and diluted net loss per share of common stock	$(0.07)	$(0.00)	$(0.07)

	Six Months Ended June 30, 2004
	(In thousands, except per share data)
	As Originally Reported	Adjustments	As Restated

Cost of service and operations	$81,100	$68	$81,168
Total costs and expenses	167,818	68	167,886
Operating income	2,173	(68)	2,105
Loss before income taxes	(15,243)	(68)	(15,311)
Net loss	(15,395)	(68)	(15,463)
Basic and diluted net loss per share of common stock	$(0.17)	$(0.00)	$(0.17)

	As of June 30, 2004
	(In thousands)
	As Originally Reported	Adjustments	As Restated
Other long-term liabilities	$9,393	$1,449	$10,842
Total liabilities	470,196	1,449	471,645
Accumulated deficit	(297,176)	(1,449)	(298,625)
Total stockholders’ equity	3,236	(1,449)	1,787

The amounts reflected in cost of service and operations, as originally reported, included Sprint PCS management fee expense reclassified from general and administrative expenses totaling approximately $5.1 and $10.0 million for the three and six months ended June 30, 2004, respectively.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The Company does not anticipate that the implementation of FIN 47 will have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No.

123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award.  Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company no later than January 1, 2006.  The Company is currently evaluating the effect that the adoption of SFAS No. 154 will have on its consolidated financial position, results of operations or cash flows but does not expect it to have a material impact.

Stock-Based Compensation

At June 30, 2005, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan.  The Company accounts for the plans in accordance with APB No. 25 and related interpretations.

In May 2002, 1,220,800 options previously issued to employees and board members under the Company’s equity incentive plan were modified to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification.  The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised.  Under variable accounting, non-cash compensation expense is recognized for increases or decreases in the amount by which the fair market value of UbiquiTel’s common stock exceeds the exercise price of the modified options.  Non-cash compensation expense totaled approximately $1.6 million and $0.2 million for the three months ended June 30, 2005 and 2004, respectively, and approximately $1.1 million and $0.2 million for the six months ended June 30, 2005 and 2004, respectively.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In Thousands, Except Per Share Amounts)

Net income (loss), as reported	$4,384	$(6,872)	$6,836	$(15,463)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	1,603	226	1,082	226
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(447)	(755)	(897)	(1,119)
Pro forma net income (loss)	$5,540	$(7,401)	$7,021	$(16,356)

Basic net income (loss) per share:
As reported	$0.05	$(0.07)	$0.07	$(0.17)
Pro forma	$0.06	$(0.08)	$0.08	$(0.18)

Diluted net income (loss) per share:
As reported	$0.04	$(0.07)	$0.07	$(0.17)
Pro forma	$0.06	$(0.08)	$0.07	$(0.18)

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

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$4,384	$(6,872)	$6,836	$(15,463)
Weighted average common shares outstanding	93,319	92,717	93,212	92,648
Net income (loss) per share	$0.05	$(0.07)	$0.07	$(0.17)

Diluted
Net income (loss)	$4,384	$(6,872)	$6,836	$(15,463)

Weighted average common shares outstanding	93,319	92,717	93,212	92,648
Effect of:
Dilutive options	5,501	—	5,468	—
Weighted average common shares outstanding assuming dilution	98,820	92,717	98,680	92,648
Net income (loss) per share	$0.04	$(0.07)	$0.07	$(0.17)

The following table summarizes the securities that are excluded from the net income (loss) per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Stock options	774,600	7,963,625	774,600	7,963,625
Warrants	3,665,183	3,665,183	3,665,183	3,665,183
Total	4,439,783	11,628,808	4,439,783	11,628,808

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2005	December 31, 2004
	(In Thousands)
Network equipment	$369,890	$347,746
Vehicles	1,570	1,508
Furniture and office equipment	5,411	5,211
Computer equipment and software	10,019	8,548
Leasehold improvements	4,880	4,403
Land	130	130
Buildings	4,670	4,670
	396,570	372,216
Accumulated depreciation	(143,859)	(128,537)
Property and equipment, net	$252,711	$243,679

Depreciation expense was approximately $11.7 million and $12.7 million for the three months ended June 30,

2005 and 2004, respectively, and approximately $22.8 million and $24.5 million for the six months ended June 30, 2005 and 2004, respectively.

5. LONG-TERM DEBT AND DEBT RETIREMENTS

Long-term debt outstanding was as follows:

	June 30, 2005	December 31, 2004
	(In Thousands)
9.875% senior notes	$420,000	$420,000
Plus: premium	772	834
14% senior discount notes	—	32
Less: discount	—	(2)
Building mortgage	3,118	3,228
Subtotal	423,890	424,092
Future cash flows associated with 14% senior discount notes for interest and other	—	24
Total long-term debt	423,890	424,116
Less: current maturities	231	223
Total long-term debt, excluding current maturities	$423,659	$423,893

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

In October 2004, Operating Company completed a financing of an additional $150.0 million aggregate principal amount of 9.875% Senior Notes in a private placement at a price of 103.5% generating cash proceeds of approximately $155.3 million.  These 9.875% Senior Notes are of the same class as the previously outstanding $270.0 million aggregate principal amount of 9.875% Senior Notes and were subsequently registered under the Securities Act. Operating Company used approximately $139.3 million of these cash proceeds to fund a cash tender offer and consent solicitation for its outstanding 14% Subordinated Notes and 14% Senior Notes.  Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes, representing all of the then outstanding 14% Subordinated Notes, and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted.  At December 31, 2004, there were approximately $32,000 aggregate principal amount of 14% Senior Notes that remained outstanding, which were redeemed in full by Operating Company in April 2005.

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of June 30, 2005 will require cash payments of interest of $41.5 million in each of the years 2005 (of which approximately $20.7 million was paid on March 1, 2005) through 2011.

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

Building Mortgage

The Company has a mortgage on an owned building and land with a balance of approximately $3.1 million at June 30, 2005.  The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000.  The mortgage is due to be repaid in full by April 2015.

6.  WHOLLY-OWNED OPERATING SUBSIDIARY

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes (see Note 5).  UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

7.  SUBSEQUENT EVENT

On December 15, 2004, Sprint Corporation and Nextel Communications, Inc. (“Nextel”) announced that they had entered into a definitive agreement for a merger of equals.  Nextel currently operates a wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint or affiliated brands. On July 13, 2005, Sprint Corporation and Nextel announced they had received shareholder approvals of their planned merger. Sprint Corporation announced on August 3, 2005 that the merger has received necessary regulatory approvals and is expected to be completed in August 2005.

The Company believes that, based on currently available information, and assuming that no changes are effected with respect to Sprint’s agreements with the Company, Sprint would be in violation of the exclusivity and confidentiality provisions of the parties’ management agreement at some point following completion of the Sprint-Nextel merger due to the overlap between certain of the Company’s and Nextel’s territories and other operational aspects of Nextel’s wireless business following completion of the merger. The management agreement provides that the Company may seek specific performance from Sprint to prevent breaches of the agreement.  The management agreement also provides the Company with the option of electing alternative remedies in the event of a material breach by Sprint of such agreement.

The Company has had numerous discussions with Sprint regarding the potential impact on the Company of the pending Sprint-Nextel merger, but to date has been unable to reach terms with Sprint with respect to modified or new agreements that would encompass the post-merger operations of Sprint-Nextel in the Company’s territories.

On July 12, 2005, UbiquiTel Inc. and UbiquiTel Operating Company filed a Complaint (the “Complaint”) against Sprint Corporation, Sprint Spectrum L.P., Wirelessco, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. (collectively, “Sprint”), and Nextel in the Delaware Chancery Court.  The Complaint alleges that, following the consummation of the anticipated merger between Sprint Corporation and Nextel, Sprint will breach the exclusivity provisions of the management agreement and that Nextel improperly interfered with the Company’s exclusive rights under the management agreement.  The Complaint further alleges that Sprint and Nextel conspired to deprive the Company of the exclusivity commitments in the management agreement and to use the Company’s confidential business information to advantage Nextel’s business, which is directly competitive with UbiquiTel.  The Complaint seeks, among other things, a court order requiring Sprint and Nextel to comply with the exclusivity provisions of the management agreement and prohibiting Sprint and Nextel from violating those provisions.  A copy of the Complaint was filed as Exhibit 99.1 to UbiquiTel Inc.’s Current Report on Form 8-K dated July 12, 2005 filed with the Securities and Exchange Commission.

On July 29, 2005, the Company entered into a forbearance agreement with Sprint relating to the ongoing litigation.  The forbearance agreement sets forth the Company’s agreement not to seek certain injunctive or equitable relief in the ongoing litigation under certain circumstances and contemplates the parties proceeding directly to a trial scheduled to begin December 19, 2005 relating to the Company’s request for a permanent injunction and other relief.  The agreement also sets forth Sprint’s agreement as to certain parameters for the operations of Nextel’s wireless business in the territories operated by the Company following the merger involving Sprint Corporation and Nextel, in each case during the period of time that the agreement remains in effect.  A copy of the forbearance agreement was filed as Exhibit 99.1 to UbiquiTel Inc.’s Current Report on Form 8-K dated July 29, 2005 filed with the Securities and Exchange Commission.

The Company is in discussions with Sprint to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that the Company and Sprint will be able to reach mutually beneficial arrangements or as to the terms of any such arrangements or the potential impact on the Company’s operations or the value of the Company’s business of any such arrangements. There can be no assurance that if the Company and Sprint fail to reach mutually beneficial arrangements, the Company will have a successful outcome in the pending litigation with respect to its claims against Sprint to enforce specific contractual rights and its claims against Sprint and Nextel seeking damages for specified injuries. Furthermore, the Company cannot currently assess the potential impact of the Sprint-Nextel business combination on Sprint’s competitiveness in the wireless industry on either a short-term or long-term basis.

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

•                                          the potential impact of the pending Sprint-Nextel merger on UbiquiTel’s affiliation with Sprint as well as Sprint’s competitiveness in the wireless industry;

•                                          the outcome of UbiquiTel’s, and any other PCS affiliate of Sprint’s, litigation with Sprint concerning the pending Sprint-Nextel merger;

•                                          changes in Sprint’s affiliation strategy as a result of the pending Sprint-Nextel merger or any other merger involving Sprint;

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

These and other applicable risks are described under the caption “Business—Risk Factors” and elsewhere in UbiquiTel’s and Operating Company’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, and under the caption “Liquidity and Capital Resources” in this Item 2 and elsewhere in this Joint Quarterly Report on Form 10-Q, including in Note 7 (Subsequent Event) to the Notes to Consolidated Financial Statements in Part 1, Item 1, of this report. Investors are referred to UbiquiTel’s and Operating Company’s subsequent filings with the Securities and Exchange Commission for other risk factors.  We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

In October 1998, UbiquiTel L.L.C. entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc.  On November 9, 1999, UbiquiTel Operating Company (“Operating Company”) was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation.  On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky/Tennessee.  On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include the six VIA Wireless Basic Trading Areas covering the central valley of California market.  On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.8 million.  See Note 7 (Subsequent Event) to the unaudited consolidated financial statements included in this report with respect to Sprint’s proposed merger with Nextel Communications, Inc. and our litigation with Sprint and Nextel related to the merger.

As of June 30, 2005, we had approximately 423,600 subscribers excluding resellers and approximately 120,600 reseller subscribers, for a total subscriber base of approximately 544,200.  As of June 30, 2005, our network covered approximately 8.3 million residents, which represented approximately 77% of the licensed population in our markets.

As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint for, among other things, the use of its licenses.  Under our management agreement with Sprint PCS, Sprint is entitled to receive 8.0% of billed revenue from Sprint PCS subscribers based in our markets less current period bad debts, net of bad debt recoveries, from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network.  We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and outbound non-Sprint PCS roaming billed to subscribers based in our markets.  We are responsible for building, owning and managing the portion of the PCS network located in our markets under the Sprint brand name.  Our results of operations are dependent on Sprint PCS’ network and, to a lesser extent, on the networks of other PCS affiliates of Sprint.

As a PCS affiliate of Sprint, we purchase a full suite of support services from Sprint including billing, customer care, collections and national platform services.  We pay a monthly per subscriber rate for these services which is reset every three years.  The current period for the service rates ends December 31, 2006.  We have access to these services during the term of our management agreement unless Sprint provides us at least nine months’ advance notice of its intention to terminate any particular significant service.  If Sprint terminates service, our operations may be interrupted or restricted.

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

Revenue Recognition:

We recognize revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured.  We account for rebates, discounts and other sales incentives as a reduction to revenue.  Subscriber revenue consists of monthly recurring service charges for voice and data services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and data usage in excess of the pre-subscribed usage plan received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Equipment revenue includes sales of handsets and accessories. Our revenue recognition policies are consistent with the guidance in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” and Staff Accounting Bulletin No. 104, “Revenue Recognition.”

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

Sprint Charges and Payments:

We review all charges and payments from Sprint and dispute items if appropriate based upon our interpretation of our agreements with Sprint and we record estimates primarily based on our historical trends and our estimate of the amount which we believe we will remit to or receive from Sprint after the disputed item or items have been settled.

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”).  FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  We do not anticipate that the implementation of FIN 47 will have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”).  SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award.  Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).  SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we are required to adopt SFAS No. 154 no later than January 1, 2006.  We are currently evaluating the effect that the adoption of SFAS No. 154 will have on our consolidated financial position, results of operations or cash flows but do not expect it to have a material impact.

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

Analysis of the three months ended June 30, 2005 compared to the three months ended June 30, 2004

Customer Net Additions

As of June 30, 2005, we provided personal communications services to approximately 423,600 customers compared to approximately 365,900 customers as of June 30, 2004.  As of April 1, 2005, we reclassified approximately 3,900 customers to reseller subscribers.  During the three months ended June 30, 2005, we added 14,600 net new subscribers compared to 16,900 net new subscribers for the three months ended June 30, 2004.  The decrease was primarily attributable to slower than anticipated gross customer additions partially offset by lower churn.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended June 30, 2005 was approximately 2.3% compared to approximately 2.7% for the three months ended June 30, 2004.  Involuntary churn declined 0.1% due to the effect of tighter credit policies in certain markets over the past twelve months.  Voluntary churn declined 0.3% due to an increased percentage of our customer base on two-year contracts and service plans with lower overage charges.  We expect churn to marginally increase in the near term due to seasonality.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly subscriber revenue per customer.  ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended June 30, 2005 and 2004, our ARPU was approximately $56 and $58, respectively.  Voice ARPU declined $4 primarily as a result of increased penetration of customers on fair and flexible and family plans and promotional credits, partially offset by an increase in data ARPU of $2.  We expect ARPU to trend between $55 and $56 throughout 2005.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the statement of operations components of selling and marketing expense and the cost of products sold, and reducing that amount by the equipment revenue recorded.  The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $517 for the three months ended June 30, 2005 compared to CPGA of approximately $471 for the three months ended June 30, 2004. The increase in CPGA was primarily due to increased advertising expenses and fixed costs spread over lower gross additions.  We expect CPGA to decline marginally in the second half of 2005.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the three months ended June 30, 2005 and 2004 was approximately $69.9 million and $62.0 million, respectively.  Subscriber revenue consists of monthly recurring service charges for voice and data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections.  Our customers’ charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans.  The increase in subscriber revenue was attributable to the effect of the increase in our subscriber base of approximately $9.8 million offset by the effect of the decrease in our average revenue per user (ARPU) of approximately $1.9 million.

•                  Roaming and Wholesale Revenue. Roaming and wholesale revenue consists of Sprint PCS travel revenue, non-Sprint PCS roaming revenue and reseller revenue.  Travel revenue is generated on a per minute rate for voice services or on a per kilobit rate for data services when a Sprint PCS subscriber based outside our markets uses our network.  An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area.  Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network.  Reseller revenue is generated when a reseller subscriber uses our PCS network.  We have reseller programs with several companies, including Virgin Mobile USA and Qwest Communications.

Roaming and wholesale revenue during the three months ended June 30, 2005 and 2004 was approximately $31.6 million and $23.5 million, respectively.  The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $4.2 million and $1.2 million, respectively, and an increase in reseller revenue of approximately $4.3 million offset by a decrease in non-Sprint PCS roaming revenue of approximately $1.6 million.  The increase in Sprint PCS travel revenue was primarily due to increases in travel minutes of use and data usage of approximately 27% and 64%, respectively.  The increase in reseller revenue was due to increases in reseller minutes of use primarily from a full quarter of Qwest reseller revenue in 2005 as compared to a partial quarter of such revenue in 2004.  The decrease in non-Sprint PCS roaming revenue was primarily due to reductions in roaming minutes of use and the roaming rates we receive of approximately $1.2 million and $0.4 million, respectively, both of which were primarily related to roaming activity with a significant roaming partner of Sprint.

We expect the growth rate for Sprint PCS travel minutes and kilobytes in 2005 to remain stable relative to the growth rates during the first half of 2005.  During the remaining two quarters of 2005, we expect non-Sprint PCS roaming revenue and reseller revenue to stabilize sequentially as compared to the revenue recorded for the three months ended June 30, 2005.

•                  Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale.  We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended June 30, 2005 and 2004 from equipment revenue totaled approximately $4.7 million and $3.2 million, respectively.  The increase was primarily due to sales of certain promotional products to a third party vendor totaling approximately $1.5 million.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnection charges, and totaled approximately $16.0 million during the three months ended June 30, 2005 compared to approximately $15.6 million during the three months ended June 30, 2004.

•                  Travel and Roaming Expenses.  We pay Sprint PCS travel fees on a per minute rate for voice services or on a per kilobit rate for data services when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory.  We also pay roaming fees to other wireless providers when our customers use their network.  Travel and roaming expense totaled approximately $14.0 million and $11.8 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in travel and roaming expenses was primarily due to an increase in Sprint PCS travel expense for voice services resulting primarily from an increase in our subscriber base.

•                  Bad Debt Expense.  Bad debt expense during the three months ended June 30, 2005 and 2004 was approximately $0.6 million and $1.4 million, respectively.  The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base and the improvement in involuntary churn.

•                  Sprint Operating Expenses.  Sprint operating expenses during the three months ended June 30, 2005 and 2004 were approximately $14.6 million and $13.2 million, respectively. Sprint operating expenses included Sprint PCS management fee expense and other fees we paid to Sprint PCS for the use of its support services, including billing and collections services and customer care.  For the three months ended June 30, 2004, Sprint PCS management fee expense of approximately $5.1 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.  The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $2.0 million, offset by savings of approximately $0.6 million from service fee reductions related to 2004 amendments to our Sprint agreements.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $9.9 million and $8.9 million during the three months ended June 30, 2005 and 2004, respectively.  The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice.  Handset subsidies on units sold by third parties totaled approximately $1.7 million and $2.9 million for the three months ended June 30, 2005 and 2004, respectively.  The increase in cost of products sold was primarily due to the cost of certain promotional products sold to a third party vendor totaling approximately $1.7 million partially offset by the effect of the decrease in customer gross additions.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred selling and marketing expenses of approximately $16.9 million and $15.9 million during the three months ended June 30, 2005 and 2004, respectively. The increase in selling and marketing expenses was primarily attributable to an increase in advertising expenses.

General and Administrative

We incurred general and administrative expenses totaling approximately $5.0 million and $4.5 million during the three months ended June 30, 2005 and 2004, respectively.  For the three months ended June 30, 2004, Sprint PCS management fee expense of approximately $5.1 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.

Non-Cash Compensation

During the three months ended June 30, 2005 and 2004, non-cash compensation expense totaled approximately $1.6 million and $0.2 million, respectively

We apply the provisions of APB No. 25 and related interpretations in accounting for our equity incentive plan.  In May 2002, we modified 1,220,800 options previously issued to employees and board members under our equity incentive plan to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification.  The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised.  The increase in non-cash compensation expense was due to a larger increase in the fair market value of our common stock which resulted in a higher expense under variable accounting.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended June 30, 2005 and 2004 totaled approximately $12.9 million and $13.7 million, respectively.  We depreciate our property and equipment using the straight-line method over two to 10 years.  A building owned by us is being depreciated using the straight-line method over 30 years.  Amortization of intangible assets with finite useful lives is over 18 years.  Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value.  The decrease in depreciation, amortization and accretion expense was primarily due to the impact of accelerated depreciation of our minicell base stations totaling approximately $2.4 million for the three months ended June 30, 2004 compared to approximately $0.2 million for the three months ended June 30, 2005.  The decrease was partially offset by increases in depreciation expense resulting primarily from network equipment additions.

Interest Income

For the three months ended June 30, 2005 and 2004, interest income was approximately $0.6 million and $0.1 million, respectively.  Interest income was generated from cash and cash equivalents and increased as a result of maintaining higher average cash balances and earning more interest due to higher interest rates as compared to the same period in 2004.

Interest Expense

Interest expense totaled approximately $10.9 million and $10.4 million during the three months ended June 30, 2005 and 2004, respectively.  Interest is accrued on our notes on a per annum basis at the stated interest rate.  The increase in interest expense resulted primarily from the effect of higher average debt levels of approximately $1.7 million partially offset by the effect of the interest rate reduction through refinancing of our senior notes during 2004 of approximately $1.0 million.

Interest expense also included the amortized amount of deferred financing fees relating to various note offerings and our former senior secured credit facility prior to any retirements of such debt.

Gain on Debt Retirement

During the three months ended June 30, 2005, we redeemed the remaining $32,000 aggregate principal amount of 14% senior discount notes due May 15, 2010 (“14% Senior Notes”), thereby reducing the carrying value of the future cash payments associated with the 14% Senior Notes to zero.  A gain on debt retirement of approximately $40,000 was recognized.

Income Taxes

For the three months ended June 30, 2005 and 2004, we recognized income tax expense of approximately $124,000 and $80,000, respectively.  Income tax expense was comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income (Loss)

For the three months ended June 30, 2005, our net income was approximately $4.4 million and for the three months ended June 30, 2004, our net loss was approximately $(6.9) million.

Analysis of the six months ended June 30, 2005 compared to the six months ended June 30, 2004

Customer Net Additions

During the six months ended June 30, 2005, we added 29,000 net new subscribers compared to 38,200 net new subscribers for the six months ended June 30, 2004.  The decrease was primarily attributable to slower than anticipated gross customer additions.  As of April 1, 2005, we reclassified approximately 3,900 customers to reseller subscribers.

Churn

Churn for the six months ended June 30, 2005 was approximately 2.5% compared to approximately 2.9% for the six months ended June 30, 2004.  Involuntary churn declined 0.2% due to the effect of tighter credit policies in certain markets over the past twelve months.  Voluntary churn declined 0.2% due to an increased percentage of our customer base on two-year contracts and service plans with lower overage charges.

Average Revenue Per User (ARPU)

During the six months ended June 30, 2005 and 2004, our ARPU was approximately $56 and $57, respectively.  Voice ARPU declined $3 primarily as a result of increased penetration of customers on fair and flexible and family plans and promotional credits, partially offset by an increase in data ARPU of $2.

Cost Per Gross Addition (CPGA)

CPGA was approximately $507 for the six months ended June 30, 2005 compared to CPGA of approximately $447 for the six months ended June 30, 2004.  The increase in CPGA was primarily due to higher handset upgrade costs of approximately $10 per gross addition, the effect of increased handset promotion and subsidy costs of approximately $8 per gross addition, and the effect of higher fixed costs spread over lower customer gross additions of approximately $40.

Revenues

•                       Subscriber Revenue.  Subscriber revenue during the six months ended June 30, 2005 and 2004 was approximately $136.8 million and $118.5 million, respectively.  The increase in subscriber revenue was primarily attributable to the effect of the increase in our subscriber base of approximately $20.7 million offset by the effect of the decrease in our average revenue per user (ARPU) of approximately $2.4 million.

•                       Roaming and Wholesale Revenue.  Roaming and wholesale revenue during the six months ended June 30, 2005 and 2004 was approximately $61.2 million and $44.4 million, respectively.  The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $8.1 million and $2.1 million, respectively, and an increase in reseller revenue of approximately $8.4 million offset by a decrease in non-Sprint PCS roaming revenue of approximately $1.8 million.  The increase in Sprint PCS travel revenue was primarily due to increases in travel minutes of use and data usage of 28% and 66%, respectively.  The increase in reseller revenue was due to a full six months of Qwest reseller revenue in 2005 as compared to a partial quarter of such revenue in 2004.  The decrease in non-Sprint PCS roaming revenue was primarily due to reductions in roaming minutes of use and the roaming rates we receive of approximately $1.0 million and $0.8 million, respectively, both of which were primarily related to roaming activity with a significant roaming partner of Sprint.

•                       Equipment Revenue.  Equipment revenue recorded during the six months ended June 30, 2005 and 2004 totaled approximately $8.1 million and $7.1 million, respectively.  The increase was primarily due to sales of certain promotional products to a third party vendor totaling approximately $1.5 million, offset by lower customer gross additions in our controlled sales distribution network.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses totaled approximately $32.5 million during the six months ended June 30, 2005 compared to approximately $31.1 million during the six months ended June 30, 2004.  The increase was primarily due to the effect of an increase in interconnection charges resulting from increased minutes of use of approximately $0.7 million and an increase in radio communications site lease expense of approximately $0.6 million resulting from additional radio communications sites.

•                  Travel and Roaming Expenses.  Travel and roaming expense totaled approximately $26.5 million and $22.3 million for the six months ended June 30, 2005 and 2004, respectively.  The increase in travel and roaming expenses was primarily due to an increase in Sprint PCS travel expense for voice services resulting primarily from an increase in our subscriber base.

•                  Bad Debt Expense.  Bad debt expense during the six months ended June 30, 2005 and 2004 was approximately $1.6 million and $2.2 million, respectively.  The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base and lower customer write-offs.

•                  Sprint Operating Expenses.  Sprint operating expenses during the six months ended June 30, 2005 and 2004 were approximately $28.6 million and $25.6 million, respectively.  For the six months ended June 30, 2004, Sprint PCS management fee expense of approximately $10.0 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.  The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $4.3 million, offset by savings of approximately $1.3 million from service fee reductions related to 2004 amendments to our Sprint agreements.

Cost of Products Sold

Cost of products sold totaled approximately $20.3 million and $18.1 million during the six months ended June 30, 2005 and 2004, respectively.  Handset subsidies on units sold by third parties totaled approximately $4.6 million and $5.7 million for the six months ended June 30, 2005 and 2004, respectively.  The increase in cost of products sold was primarily due to the cost of certain promotional products sold to a third party vendor totaling approximately $1.7 million, a $1.0 million increase resulting from sales of more expensive handset models, and a $0.4 million increase resulting from a write-down of inventory to market value, partially offset by the effect of the decrease in customer gross additions of approximately $1.5 million.

Selling and Marketing

We incurred selling and marketing expenses of approximately $32.8 million during each of the six months ended June 30, 2005 and 2004.

General and Administrative

We incurred general and administrative expenses totaling approximately $9.9 million and $8.9 million during the six months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2004, Sprint PCS management fee expense of approximately $10.0 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.  The increase in general and administrative expenses was primarily due to increases in compensation and benefit, charitable contributions and legal expenses.

Non-Cash Compensation

During the six months ended June 30, 2005 and 2004, non-cash compensation expense totaled approximately $1.1 million and $0.2 million, respectively.  The increase in non-cash compensation expense was due to a larger increase in the fair market value of our common stock which resulted in a higher expense under variable accounting.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the six months ended June 30, 2005 and 2004 totaled approximately $25.0 million and $26.6 million, respectively.  The decrease in depreciation, amortization and accretion expense was primarily due to the impact of accelerated depreciation of our minicell base stations totaling approximately $4.7 million for the six months ended June 30, 2004 compared to approximately $0.4 million for the six months ended June 30, 2005.  The decrease was partially offset by increases in depreciation expense resulting primarily from network equipment additions.

Interest Income

For the six months ended June 30, 2005 and 2004, interest income was approximately $1.1 million and $0.3 million, respectively.  Interest income increased as a result of maintaining higher average cash balances and earning more interest due to higher interest rates as compared to the same period in 2004.

Interest Expense

Interest expense totaled approximately $21.8 million and $18.8 million during the six months ended June 30, 2005 and 2004, respectively.  The increase in interest expense resulted primarily from the effect of higher average debt levels during the first six months of 2005 as compared to the same period in 2004.

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

During the six months ended June 30, 2005, we redeemed the remaining $32,000 aggregate principal amount of 14% Senior Notes, thereby reducing the carrying value of the future cash payments associated with the 14% Senior Notes to zero.  A gain on debt retirement of approximately $40,000 was recognized.

Income Taxes

For the six months ended June 30, 2005 and 2004, we recognized income tax expense of approximately $0.3 million and $0.2 million, respectively.  Income tax expense was comprised primarily of deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income (Loss)

For the six months ended June 30, 2005, our net income was approximately $6.8 million and for the six months ended June 30, 2004, our net loss was approximately $(15.5) million.  We recognized a gain on debt retirement of approximately $1.1 million for the six months ended June 30, 2004.

Liquidity and Capital Resources

From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003 and 2004, we generated cash flow from operating activities of approximately $14.5 million and $55.4 million, respectively.  For the six months ended June 30, 2005, we generated cash flow from operating activities of approximately $26.6 million.

Although we substantially completed our contractually required network coverage build-out in 2002, our business could require additional capital expenditures for capacity enhancements and coverage improvements.  Capital expenditures for the years ended December 31, 2003 and 2004 and for the six months ended June 30, 2005 totaled approximately $25.9 million, $27.0 million and $30.1 million, respectively.  Since 2003, we have funded and expect to fund all of our future capital expenditures through cash flows from operating activities, cash and cash equivalent balances.

In February 2005, we announced a network coverage expansion, which is expected to cost approximately $13 million and is expected to be completed in 2006.  As part of this expansion, we entered into an agreement with an equipment vendor to acquire network equipment.  The agreement provides for a minimum purchase commitment of

$18 million in each of the years 2005 through 2008 for all network equipment and performance services that we purchase.

In mid-2004, Sprint announced its intention to deploy the next generation of CDMA technology known as EV-DO in a substantial portion of its network.  EV-DO technology is expected to generate higher network data speeds and allow the introduction of new data products and features.  While Sprint has not required the implementation of EV-DO by us or its other PCS affiliates, we began deploying EV-DO in selected markets in the third quarter of 2005 and expect to upgrade approximately half of our covered population to EV-DO by the end of 2006 at an estimated cost of $13 million.

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

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of June 30, 2005 will require cash payments of interest of $41.5 million in each of the years 2005 (of which approximately $20.7 million was paid on March 1, 2005) through 2011.  We presently are in compliance with all covenants in the indenture associated with the 9.875% Senior Notes.  We may from time to time purchase outstanding 9.875% Senior Notes and/or shares of UbiquiTel common stock in the open market, in privately negotiated transactions or otherwise in accordance with our debt agreements and applicable law.

As of June 30, 2005, we had approximately $82.8 million of working capital, including $89.1 million in cash and cash equivalents.  Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through June 30, 2006 and into the foreseeable future.

While management does not anticipate the need to raise additional capital to meet our operating or capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new customer additions, customer turnover, revenues, marketing costs, bad debt expense and roaming and reseller revenue.  Management believes our financial position will be sufficient to meet the cash requirements of the business including capital expenditures, cash interest and working capital needs.  We from time to time evaluate options for additional financings to supplement our liquidity position and maintain maximum financial flexibility.  However, if actual results differ significantly from these assumptions, our liquidity position could be adversely affected and we could be in a position that would require us to raise additional capital, which may not be available or may not be available on acceptable terms.

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

Net cash provided by operating activities was approximately $26.6 million and $23.3 million for the six months ended June 30, 2005 and 2004, respectively.  The increase in cash provided by operating activities was primarily due to the increase in operating income of approximately $25.6 million partially offset by the increase in cash paid for interest of approximately $17.3 million.

Net cash used in investing activities was approximately $30.1 million and $16.4 million for the six months ended June 30, 2005 and 2004, respectively.  The increase resulted primarily from higher capital expenditures for base stations for network coverage expansion and EVDO deployment.

Net cash provided by financing activities for the six months ended June 30, 2005 was approximately $0.9 million, consisting primarily of proceeds from the exercise of stock options.  Net cash used in financing activities for the six months ended June 30, 2004 was approximately $7.0 million, consisting primarily of the reduction in a book cash overdraft of approximately $5.7 million and $1.0 million in net payments relating to refinancing transactions that were completed in 2004.

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance.  A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented.  The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU) and cost per gross addition (CPGA).  Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended June 30, 2005 compared to the three months ended June 30, 2004,” and the following tables reconcile the non-GAAP financial measures with our unaudited consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Three Months Ended June 30,		Six Months Ended June 30,
Average revenue per user (ARPU)	2005	2004	2005	2004

Subscriber revenue	$69,895,000	$61,974,000	$136,787,000	$118,545,000

Average subscribers	416,200	357,800	410,300	348,100

ARPU	$56	$58	$56	$57

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

	Three Months Ended June 30,		Six Months Ended June 30,
Cost per gross addition (CPGA)	2005	2004	2005	2004

Selling and marketing	$16,885,000	$15,852,000	$32,811,000	$32,829,000
Add: Cost of products sold	9,922,000	8,919,000	20,307,000	18,134,000
Less: Equipment revenue	(4,685,000)	(3,192,000)	(8,118,000)	(7,064,000)
CPGA costs	$22,122,000	$21,579,000	$45,000,000	$43,899,000

Gross additions	42,800	45,800	88,800	98,300

CPGA	$517	$471	$507	$447

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates.  The interest rate on our notes is fixed at 9.875%.  We have not entered into derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.  No principal repayments on our notes are due within the next six years.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer), conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules

13a-15(e) or 15d-15(e)) as of June 30, 2005.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is responsible for all of our disclosure controls and procedures and internal control over financial reporting including those relating to functions outsourced to a third party, Sprint, and including controls over the information flow to and from the third party service organization.  We also are responsible for assessing the identified controls over financial reporting over the outsourced operations.  We place reliance on Sprint to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS affiliates of Sprint.  To address this issue, Sprint engages its independent auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”).  This report is provided semi-annually to us and we have placed reliance on this SAS 70 report for assessing the identified controls over financial reporting over the outsourced operations.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 12, 2005, UbiquiTel filed a Complaint (the “Complaint”) against Sprint Corporation, Sprint Spectrum L.P., Wirelessco, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. (collectively, “Sprint”), and Nextel Communications, Inc. (“Nextel”) in the Delaware Chancery Court.  The Complaint alleges that, following the consummation of the anticipated merger between Sprint Corporation and Nextel, Sprint will breach the exclusivity provisions of the Management Agreement dated October 15, 1998 between UbiquiTel and Sprint (as amended, the “Management Agreement”) and that Nextel improperly interfered with UbiquiTel’s exclusive rights under the Management Agreement.  The Complaint further alleges that Sprint and Nextel conspired to deprive UbiquiTel of the exclusivity commitments in the Management Agreement and to use UbiquiTel’s confidential business information to advantage Nextel’s business, which is directly competitive with UbiquiTel.  The Complaint seeks, among other things, a court order requiring Sprint and Nextel to comply with the exclusivity provisions of the Management Agreement and prohibiting Sprint and Nextel from violating those provisions.  A copy of the Complaint was filed as Exhibit 99.1 to UbiquiTel’s Current Report on Form 8-K dated July 12, 2005 filed with the Securities and Exchange Commission.  On July 29, 2005, UbiquiTel entered into a forbearance agreement with Sprint relating to the ongoing litigation.  The forbearance agreement sets forth UbiquiTel’s agreement not to seek certain injunctive or equitable relief in the ongoing litigation under certain circumstances and contemplates the parties proceeding directly to a trial relating to UbiquiTel’s request for a permanent injunction and other relief.  The agreement also sets forth Sprint’s agreement as to certain parameters for the operations of Nextel’s wireless business in the territories operated by UbiquiTel following the merger involving Sprint Corporation and Nextel Communications, Inc., in each case during the period of time that the agreement remains in effect.  A copy of the forbearance agreement was filed as Exhibit 99.1 to UbiquiTel’s Current Report on Form 8-K dated July 29, 2005 filed with the Securities and Exchange Commission.  See Note 7 (Subsequent Events) to the Notes to Consolidated Financial Statements in Part 1, Item 1, of this Joint Quarterly Report on Form 10-Q with respect to the litigation and related matters between UbiquiTel and Sprint regarding the pending Sprint-Nextel merger.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

UbiquiTel’s Amended and Restated 2000 Equity Incentive Plan permits an optionholder to tender the exercise price for stock options in shares of UbiquiTel common stock held by the optionholder.  In the quarter ended June 30, 2005, UbiquiTel received the shares of common stock set forth in the following table that were tendered by an optionholder as consideration for the exercise price in connection with the exercise of stock options, which transaction is deemed to be a repurchase of common stock by UbiquiTel; such shares were retired effective as of their time of repurchase:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2005	—	—		—	—
May 1 through May 31, 2005	—	—		—	—
June 1 through June 30, 2005	6,282		*	N/A	N/A

* See description in paragraph preceding the table.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

UbiquiTel’s 2005 annual meeting of shareholders was held on May 12, 2005 at its corporate offices at One West Elm Street, Conshohocken, Pennsylvania to vote on (1) the election of three Class II directors, each for a three-year term ending in 2008 and (2) an amendment to UbiquiTel’s Amended and Restated 2000 Equity Incentive Plan (the “Plan”) to increase the number of shares of common stock authorized for issuance under the Plan to 9,500,000 from 7,500,000.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to UbiquiTel’s solicitation.  The holders of record of an aggregate of 92,402,963 shares of UbiquiTel’s common stock, out of 93,183,785 shares outstanding on the record date (April 1, 2005) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

All nominees for Class II director were elected, while the amendment to the Plan was not approved by shareholders, with voting as detailed below:

1-Election of Class II Directors:

Director Nominee	Votes For	Votes Against
Matthew J. Boos	67,404,436	24,998,527
Eve M. Trkla	85,667,048	6,735,915
Eric S. Weinstein	89,820,990	2,581,973

2-Approval of the Amendment to the Plan:

Votes For	Votes Against	Votes Abstained

45,237,301	47,160,322	5,340

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

August 9, 2005