Form 10-Q
period 2005-09-30
UBIQUITEL INC
filed 2005-11-08
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

There were 94,050,115 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at October 31, 2005.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at October 31, 2005, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended September 30, 2005

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$96,420	$91,781
Accounts receivable, net of allowance for doubtful accounts of $3,300 at September 30, 2005 and $3,358 at December 31, 2004	24,695	22,609
Inventory, net	3,068	4,025
Prepaid expenses and other assets	18,862	17,680
Total current assets	143,045	136,095
PROPERTY AND EQUIPMENT, NET	247,944	243,679
CONSTRUCTION IN PROGRESS	5,280	1,867
DEFERRED FINANCING COSTS, NET	9,627	10,868
GOODWILL	38,138	38,138
INTANGIBLES, NET	61,337	64,565
OTHER LONG-TERM ASSETS	2,189	2,595
Total assets	$507,560	$497,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$235	$223
Accounts payable	6,641	3,124
Accrued expenses	15,447	18,824
Accrued compensation and benefits	4,054	4,591
Interest payable	3,456	13,825
Taxes payable	3,016	2,672
Deferred revenue	12,509	12,274
Other	2,258	1,501
Total current liabilities	47,616	57,034
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	423,568	423,893
OTHER LONG-TERM LIABILITIES	13,838	11,462
Total long-term liabilities	437,406	435,355
Total liabilities	485,022	492,389
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at September 30, 2005 and December 31, 2004	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 94,047 and 93,016 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	47	46
Additional paid-in-capital	307,879	303,830
Accumulated deficit	(285,388)	(298,458)
Total stockholders’ equity	22,538	5,418
Total liabilities and stockholders’ equity	$507,560	$497,807

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
REVENUES:
Subscriber revenue	$71,645	$65,334	$208,432	$183,880
Roaming and wholesale revenue	33,338	29,094	94,557	73,475
Service revenue	104,983	94,428	302,989	257,355
Equipment revenue	3,780	3,320	11,898	10,384
Total revenues	108,763	97,748	314,887	267,739
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation, amortization and accretion as shown separately below)	47,536	43,346	136,781	124,515
Cost of products sold	7,752	10,340	28,059	28,473
Selling and marketing	17,442	17,132	50,253	49,961
General and administrative	6,163	3,697	16,104	12,591
Non-cash compensation	310	(226)	1,392	—
Depreciation, amortization and accretion	13,140	11,369	38,175	38,004
Total costs and expenses	92,343	85,658	270,764	253,544
OPERATING INCOME	16,420	12,090	44,123	14,195
INTEREST INCOME	847	207	1,992	482
INTEREST EXPENSE	(10,845)	(10,453)	(32,644)	(29,253)
GAIN ON DEBT RETIREMENT	—	—	40	1,109
INCOME (LOSS) BEFORE INCOME TAXES	6,422	1,844	13,511	(13,467)
INCOME TAX EXPENSE	(188)	(325)	(441)	(477)
NET INCOME (LOSS)	$6,234	$1,519	$13,070	$(13,944)

NET INCOME (LOSS) PER SHARE:
BASIC	$0.07	$0.02	$0.14	$(0.15)
DILUTED	$0.06	$0.02	$0.13	$(0.15)

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	93,759	92,812	93,396	92,703
DILUTED	99,374	96,825	98,935	92,703

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$13,070	$(13,944)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	1,333	1,073
Amortization of debt (premium) discount	(93)	811
Amortization of intangible assets	3,228	3,228
Depreciation and accretion	34,947	34,776
Interest accrued on discount notes	—	9,253
Non-cash compensation from stock options granted to employees	1,392	—
Deferred income taxes	197	231
(Gain) loss on disposal of equipment	(286)	119
Gain on debt retirement	(40)	(1,109)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	(2,086)	(2,977)
Inventory	957	267
Prepaid expenses and other assets	(776)	(3,678)
Accounts payable and accrued expenses	(11,786)	7,225
Net cash provided by operating activities	40,057	35,275
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(37,809)	(18,522)
Proceeds from disposal of equipment	5	—
Net cash used in investing activities	(37,804)	(18,522)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 9.875% senior notes	—	265,302
Repayments under senior secured credit facility	—	(230,000)
Repayment of 14% Series B senior discount notes	—	(12,478)
Purchase of 14% senior discount notes	(14)	(15,872)
Financing costs	(92)	(8,296)
Change in book cash overdraft	—	(5,671)
Proceeds from issuance of common stock	323	176
Proceeds from exercise of stock options and warrants	2,384	133
Repayment of other long-term debt	(166)	(234)
Repurchase of common stock	(49)	—
Net cash provided by (used in) financing activities	2,386	(6,940)
NET INCREASE IN CASH AND CASH EQUIVALENTS	4,639	9,813
CASH AND CASH EQUIVALENTS, beginning of period	91,781	57,225
CASH AND CASH EQUIVALENTS, end of period	$96,420	$67,038
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$41,757	$17,553
Cash paid for taxes	257	27
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Network equipment acquired but not yet paid	$4,866	$—

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X.  Accordingly, it does not include all the information and footnotes required annually by generally accepted accounting principles.  In the opinion of management, the interim data reflects all adjustments necessary for a fair statement of the Company’s results for the periods presented.  Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of results that may be expected for the entire year.  This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2004 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K for the year ended December 31, 2004.

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

As a result of these restatements, certain previously reported amounts in the consolidated statements of operations for the three and nine months ended September 30, 2004 and consolidated balance sheet as of September 30, 2004 have been restated in the following tables:

	Three Months Ended September 30, 2004
	(In thousands, except per share data)
	As Originally Reported	Adjustments	As Restated
Cost of service and operations	$43,309	$37	$43,346
Total costs and expenses	85,621	37	85,658
Operating income	12,127	(37)	12,090
Income before income taxes	1,881	(37)	1,844
Net income	1,556	(37)	1,519
Basic and diluted net income per share of common stock	$0.02	$(0.00)	$0.02

	Nine Months Ended September 30, 2004
	(In thousands, except per share data)
	As Originally Reported	Adjustments	As Restated
Cost of service and operations	$124,410	$105	$124,515
Total costs and expenses	253,439	105	253,544
Operating income	14,300	(105)	14,195
Loss before income taxes	(13,362)	(105)	(13,467)
Net loss	(13,839)	(105)	(13,944)
Basic and diluted net loss per share of common stock	$(0.15)	$(0.00)	$(0.15)

	As of September 30, 2004
	(In thousands)
	As Originally Reported	Adjustments	As Restated
Other long-term liabilities	$9,429	$1,484	$10,913
Total liabilities	472,175	1,484	473,659
Accumulated deficit	(295,620)	(1,484)	(297,105)
Total stockholders’ equity	4,690	(1,484)	3,206

The amounts reflected in cost of service and operations, as originally reported, included Sprint PCS management fee expense reclassified from general and administrative expenses totaling approximately $5.4 and $15.4 million for the three and nine months ended September 30, 2004, respectively.

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

SFAS No. 123R was originally required to be adopted by the Company beginning no later than the third quarter of 2005.  However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Accordingly, the Company is required to adopt SFAS No. 123R no later than January 1, 2006.  The Company expects to adopt SFAS No. 123R as of January 1, 2006.  The Company is currently assessing the impact of SFAS No. 123R and has not determined whether the adoption of this standard will result in the recognition of expense materially different from the stock-based employee compensation expense reflected in its pro forma disclosures under SFAS No. 123.  The stock-based employee compensation expense currently recognized under variable accounting would no longer be recognized upon the adoption of SFAS No. 123R.

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

Stock-Based Compensation

As of September 30, 2005, UbiquiTel had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan.  The Company accounts for the plans in accordance with APB No. 25 and related interpretations.

In May 2002, 1,220,800 options previously issued to employees and board members under the Company’s equity incentive plan were modified to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification.  The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised.  Under variable accounting, non-cash compensation expense is recognized for increases or decreases in the amount by which the fair market value of UbiquiTel’s common stock exceeds the exercise price of the modified options.  Non-cash compensation expense totaled approximately $0.3 million and $1.4 million for the three and nine months ended September 30, 2005, respectively.  As of September 30, 2004, the market price per share of common stock was $4.00, resulting in a reduction in non-cash compensation expense of approximately $0.2 million for the three months ended September 30, 2004.

The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$6,234	$1,519	$13,070	$(13,944)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	310	(226)	1,392	—
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(369)	(328)	(1,266)	(1,447)
Pro forma net income (loss)	$6,175	$965	$13,196	$(15,391)

Basic net income (loss) per share:
As reported	$0.07	$0.02	$0.14	$(0.15)
Pro forma	$0.07	$0.01	$0.14	$(0.17)

Diluted net income (loss) per share:
As reported	$0.06	$0.02	$0.13	$(0.15)
Pro forma	$0.06	$0.01	$0.13	$(0.17)

2. ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

UbiquiTel Inc. and its subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint personal communications services (“PCS”) in certain defined midsize markets in the western and midwestern United States.

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

The calculations for basic and diluted net income (loss) per share were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$6,234	$1,519	$13,070	$(13,944)
Weighted average common shares outstanding	93,759	92,812	93,396	92,703
Net income (loss) per share	$0.07	$0.02	$0.14	$(0.15)

Diluted
Net income (loss)	$6,234	$1,519	$13,070	$(13,944)

Weighted average common shares outstanding	93,759	92,812	93,396	92,703
Effect of:
Dilutive options	5,615	4,013	5,539	—
Weighted average common shares outstanding assuming dilution	99,374	96,825	98,935	92,703
Net income (loss) per share	$0.06	$0.02	$0.13	$(0.15)

The following table summarizes the securities that are excluded from the net income (loss) per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Stock options	—	6,000	—	7,994,550
Warrants	3,579,000	3,665,183	3,579,000	3,665,183
Total	3,579,000	3,671,183	3,579,000	11,659,733

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30, 2005	December 31, 2004
	(In Thousands)
Network equipment	$375,711	$347,746
Vehicles	1,594	1,508
Furniture and office equipment	5,423	5,211
Computer equipment and software	10,292	8,548
Leasehold improvements	5,168	4,403
Land	130	130
Buildings	4,670	4,670
	402,988	372,216
Accumulated depreciation	(155,044)	(128,537)
Property and equipment, net	$247,944	$243,679

Depreciation expense was approximately $12.1 million and $10.2 million for the three months ended September 30, 2005 and 2004, respectively, and approximately $34.9 million and $34.7 million for the nine months ended September 30, 2005 and 2004, respectively.

5. LONG-TERM DEBT AND DEBT RETIREMENTS

Long-term debt outstanding was as follows:

	September 30, 2005	December 31, 2004
	(In Thousands)
9.875% senior notes	$420,000	$420,000
Plus: premium	741	834
14% senior discount notes	—	32
Less: discount	—	(2)
Building mortgage	3,062	3,228
Subtotal	423,803	424,092
Future cash flows associated with 14% senior discount notes for interest and other	—	24
Total long-term debt	423,803	424,116
Less: current maturities	235	223
Total long-term debt, excluding current maturities	$423,568	$423,893

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

In February 2003, Operating Company consummated certain private placement transactions to reduce its long-term debt outstanding, including an exchange of $48.2 million aggregate principal amount of 14% senior discount notes due May 15, 2010 (“14% Senior Notes”) and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% Subordinated Notes, and a related financing of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 (“14% Series B Senior Notes”) and detachable warrants for UbiquiTel’s common stock in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange.  The 14% Senior Notes were accreting in value until April 15, 2005 with interest payable semiannually beginning on October 15, 2005. The 14% Senior Notes were subsequently registered under the Securities Act.  The 14% Series B Senior Notes were accreting in value until April 15, 2005 with interest payable semiannually beginning on October 15, 2005. Operating Company issued an additional approximately $1.7 million aggregate principal amount of 14% Series B Senior Notes in a series of financings in 2003.  All outstanding 14% Senior Notes were purchased by the Company and all outstanding 14% Series B Senior Notes were redeemed by the Company from the proceeds of a series of refinancing transactions in 2004.

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

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of September 30, 2005 will require cash payments of interest of $41.5 million in each of the years 2006 through 2011.

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

Building Mortgage

The Company has a mortgage on an owned building and land with a balance of approximately $3.1 million at September 30, 2005.  The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000.  The mortgage is due to be repaid in full by April 2015.

6.  WHOLLY-OWNED OPERATING SUBSIDIARY

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes (see Note 5).  UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

7.  SPRINT DEVELOPMENTS

On August 12, 2005, Sprint Corporation and Nextel Communications, Inc. (“Nextel”) completed a merger of equals.  The merged company was renamed Sprint Nextel Corporation.  Sprint Nextel Corporation currently operates Nextel’s wireless mobility communications network in certain territories in which the Company also provides digital wireless mobility communications network services under the Sprint brand.

The Company believes Sprint Nextel is in violation of the exclusivity and confidentiality provisions of the parties’ management agreement due to the overlap between certain of the Company’s and Sprint Nextel’s territories and other operational aspects of Sprint Nextel’s wireless business. The management agreement provides that the Company may seek specific performance from Sprint Nextel to prevent breaches of the agreement.  The management agreement also provides the Company with the option of electing alternative remedies in the event of a material breach by Sprint Nextel of such agreement.

The Company has had numerous discussions with Sprint regarding the impact on the Company of the Sprint-Nextel merger, but to date has been unable to reach terms with Sprint Nextel with respect to modified or new agreements that encompass the post-merger operations of Sprint Nextel in the Company’s territories.

On July 12, 2005, UbiquiTel Inc. and UbiquiTel Operating Company filed a Complaint (the “Complaint”) against Sprint Corporation, Sprint Spectrum L.P., Wirelessco, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. (collectively, “Sprint”), and Nextel in the Delaware Chancery Court.  The Complaint alleges that, following the consummation of the merger between Sprint Corporation and Nextel, Sprint would breach the exclusivity provisions of the management agreement and that Nextel improperly interfered with the Company’s exclusive rights under the management agreement.  The Complaint further alleges that Sprint and Nextel conspired to deprive the Company of the exclusivity commitments in the management agreement and to use the Company’s confidential business information to advantage Nextel’s business, which is directly competitive with UbiquiTel.  The Complaint seeks, among other things, a court order requiring Sprint and Nextel to comply with the exclusivity provisions of the management agreement and prohibiting Sprint and Nextel from violating those provisions.  A copy of the Complaint was filed as Exhibit 99.1 to UbiquiTel Inc.’s Current Report on Form 8-K dated July 12, 2005 filed with the Securities and Exchange Commission.  The parties are proceeding with discovery, and a trial on the Company’s claims is scheduled to begin on December 19, 2005.

On July 29, 2005, the Company entered into a forbearance agreement with Sprint relating to the ongoing litigation.  The forbearance agreement sets forth the Company’s agreement not to seek certain injunctive or equitable relief in the ongoing litigation under certain circumstances and contemplates the parties proceeding directly to the trial.  The agreement also sets forth Sprint’s agreement as to certain parameters for the operations of Nextel’s wireless business in the territories operated by the Company following the Sprint-Nextel merger, in each case during the period of time that the agreement remains in effect.  A copy of the forbearance agreement was filed as Exhibit 99.1 to UbiquiTel Inc.’s Current Report on Form 8-K dated July 29, 2005 filed with the Securities and Exchange Commission.

The Company expects to continue discussions with Sprint Nextel to reach mutually agreeable arrangements with respect to these matters. However, there can be no assurances that the Company and Sprint Nextel will be able to reach mutually beneficial arrangements or as to the terms of any such arrangements or the potential impact on the Company’s operations or the value of the Company’s business of any such arrangements. There can be no assurance that if the Company and Sprint Nextel fail to reach mutually beneficial arrangements, the Company will succeed in the pending litigation to enforce specific contractual rights and its claims against Sprint and Nextel seeking damages for specified injuries.

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

•                                          the impact of the Sprint-Nextel merger on UbiquiTel’s affiliation with Sprint as well as Sprint’s competitiveness in the wireless industry;

•                                          the outcome of UbiquiTel’s, and any other PCS affiliate of Sprint’s, litigation with Sprint concerning the Sprint-Nextel merger;

•                                          changes in Sprint’s affiliation strategy as a result of the Sprint-Nextel merger or any other merger involving Sprint Nextel;

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

These and other applicable risks are described under the caption “Business—Risk Factors” and elsewhere in UbiquiTel’s and Operating Company’s Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2004 filed with the Securities and Exchange Commission, and under the caption “Liquidity and Capital Resources” in this Item 2 and elsewhere in this Joint Quarterly Report on Form 10-Q, including in Note 7 (Sprint Developments) to the Notes to Consolidated Financial Statements in Part 1, Item 1, of this report. Investors are referred to UbiquiTel’s and Operating Company’s subsequent filings with the Securities and Exchange Commission for other risk factors.  We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report.  All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

Overview

UbiquiTel Inc. and its subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint personal communications services (“PCS”) in certain defined midsize markets in the western and midwestern United States.

In October 1998, UbiquiTel L.L.C. entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc.  On November 9, 1999, UbiquiTel Operating Company (“Operating Company”) was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation.  On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky/Tennessee.  On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include the six VIA Wireless Basic Trading Areas covering the central valley of California market.  On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.8 million.  See Note 7 (Sprint Developments) to the unaudited consolidated financial statements included in this report with respect to Sprint’s merger with Nextel Communications, Inc. and our litigation with Sprint and Nextel related to the merger.

As of September 30, 2005, we had approximately 434,300 subscribers excluding resellers and approximately 127,100 reseller subscribers, for a total subscriber base of approximately 561,400.  As of September 30, 2005, our network covered approximately 8.3 million residents, which represented approximately 77% of the licensed population in our markets.

As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint for, among other things, the use of its licenses.  Under our management agreement with Sprint, Sprint is entitled to receive 8.0% of billed revenue from Sprint PCS subscribers based in our markets less current period bad debts, net of bad debt recoveries, from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network.  We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and outbound non-Sprint PCS roaming billed to subscribers based in our markets.  We are responsible for building, owning and managing the portion of the PCS network located in our markets under the Sprint brand name.  Our results of operations are dependent on Sprint PCS’ network and, to a lesser extent, on the networks of other PCS affiliates of Sprint.

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

Intangible assets consist of the unamortized cost of a Sprint management agreement acquired in a business combination.  Intangible assets are amortized over their estimated useful life.  As of December 31, 2004, the remaining useful life of the acquired Sprint management agreement was approximately 15 years. If there was a reduction in the useful life of this asset, our operating income would be reduced.

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

SFAS No. 123R was originally required to be adopted by us beginning no later than the third quarter of 2005. However, in April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R.  Accordingly, we are required to adopt SFAS No. 123R no later than January 1, 2006.  We expect to adopt SFAS No. 123R as of January 1, 2006.  We are currently assessing the impact of SFAS No. 123R and have not determined whether the adoption of this standard will result in the recognition of expense materially different from the stock-based employee compensation expense reflected in our pro forma disclosures under SFAS No. 123.  The stock-based employee compensation expense currently recognized under variable accounting would no longer be recognized upon the adoption of SFAS No. 123R.

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

Analysis of the three months ended September 30, 2005 compared to the three months ended September 30, 2004

Customer Net Additions

As of September 30, 2005, we provided personal communications services to approximately 434,300 customers compared to approximately 383,400 customers as of September 30, 2004.  During the three months ended September 30, 2005, we added 10,700 net new subscribers compared to 17,500 net new subscribers for the three months ended September 30, 2004.  The decrease was primarily attributable to lower gross customer additions due to intense competition.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period.  Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period.  Churn for the three months ended September 30, 2005 was approximately 2.6% compared to approximately 2.9% for the three months ended September 30, 2004.  Involuntary churn declined 0.2% due to the effect of changes in credit policies.  Voluntary churn declined 0.1% due to an increased percentage of our customer base on two-year contracts and service plans with lower overage charges.  We expect churn in the fourth quarter of 2005 to be comparable to churn computed for the three months ended September 30, 2005.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly subscriber revenue per customer.  ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the three months ended September 30, 2005 and 2004, our ARPU was approximately $56 and $58, respectively.  Voice ARPU declined $5 primarily as a result of increased penetration of customers on fair and flexible and family plans and promotional credits, partially offset by an increase in data ARPU of $3.  We expect ARPU to trend between $55 and $56 throughout 2005.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the statement of operations components of selling and marketing expense and the cost of products sold, and reducing that amount by the equipment revenue recorded.  The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $493 for the three months ended September 30, 2005 compared to CPGA of approximately $488 for the three months ended September 30, 2004.  CPGA increased as a result of the effects of expenses incurred in connection with the restructuring of our sales and marketing functions in the third quarter 2005 of approximately $19 per gross addition and higher fixed costs spread over lower gross additions of approximately $27 per gross addition.  These increases in CPGA were offset by the effect of lower handset promotion and subsidy costs of approximately $45 per gross addition.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the three months ended September 30, 2005 and 2004 was approximately $71.6 million and $65.3 million, respectively.  Subscriber revenue consists of monthly recurring service charges for voice and data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections.  Our customers’ charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans.  The increase in subscriber revenue was attributable to the effect of the increase in our subscriber base of approximately $9.0 million offset by the effect of the decrease in our average revenue per user (ARPU) of approximately $2.7 million.

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

Roaming and wholesale revenue during the three months ended September 30, 2005 and 2004 was approximately $33.3 million and $29.1 million, respectively.  The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $3.6 million and $1.4 million, respectively, and an increase in reseller revenue of approximately $1.6 million offset by a decrease in non-Sprint PCS roaming revenue of approximately $2.4 million.  The increase in Sprint PCS travel revenue was primarily due to increases in travel minutes of use and data usage of approximately 21% and 62%, respectively.  The increase in reseller revenue was due to an increase in reseller minutes of use of approximately 38%.  The decrease in non-Sprint PCS roaming revenue was primarily due to reductions in roaming minutes of use related to roaming activity with a significant roaming partner.

We expect the rate of growth for Sprint PCS travel minutes and kilobytes to remain stable relative to the growth rate during the third quarter of 2005.  Reseller revenue is also expected to continue to be comparable in amount to the revenues recorded for the three months ended September 30, 2005.

•                  Equipment Revenue.  Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale.  We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue.  The amounts recorded during the three months ended September 30, 2005 and 2004 from equipment revenue totaled approximately $3.8 million and $3.3 million, respectively.  The increase in equipment revenue was primarily due to lower discounts and sales incentives on sales in our direct sales channels.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnection charges, and totaled approximately $16.5 million during the three months ended September 30, 2005 compared to approximately $14.6 million during the three months ended September 30, 2004.  For the three months ended September 30, 2004, network operations expenses included a credit adjustment of approximately $1.0 million related to a favorable property tax appeal settlement.  The remaining increase was primarily due to the effect of an increase in interconnection charges resulting from increased minutes of use of approximately $0.7 million and an increase in radio communications site lease expense of approximately $0.4 million resulting from additional radio communications sites.

•                  Travel and Roaming Expenses.  We pay Sprint PCS travel fees on a per minute rate for voice services or on a per kilobit rate for data services when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating in a Sprint PCS or PCS affiliate of Sprint territory.  We also pay roaming fees to other wireless providers when our customers use their network.  Travel and roaming expense totaled approximately $14.7 million and $12.9 million for the three months ended September 30, 2005 and 2004, respectively.  The increase in travel and roaming expenses was primarily due to an increase in our subscriber base.

•                  Bad Debt Expense.  Bad debt expense during the three months ended September 30, 2005 and 2004 was approximately $1.2 million and $1.7 million, respectively.  The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base and the improvement in involuntary churn.

•                  Sprint Operating Expenses.  Sprint operating expenses during the three months ended September 30, 2005 and 2004 were approximately $15.1 million and $14.1 million, respectively. Sprint operating expenses included Sprint PCS management fee expense and other fees we paid to Sprint PCS for the use of its support services, including billing and collections services and customer care.  For the three months ended September 30, 2004, Sprint PCS management fee expense of approximately $5.4 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.  The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $1.9 million, offset by savings of approximately $0.9 million from service fee reductions related to 2004 amendments to our Sprint agreements.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $7.8 million and $10.3 million during the three months ended September 30, 2005 and 2004, respectively.  The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice.  Handset subsidies on units sold by third parties totaled approximately $1.5 million and $3.5 million for the three months ended September 30, 2005 and 2004, respectively.  The decrease in cost of products sold was primarily due to the effects of sales of less expensive handset models of approximately $1.5 million and the decrease in customer gross additions of approximately $1.0 million.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions.  We incurred selling and marketing expenses of approximately $17.4 million and $17.1 million during the three months ended September 30, 2005 and 2004, respectively. The increase in selling and marketing expenses was primarily attributable to expenses incurred in connection with the restructuring of our sales and marketing functions totaling approximately $0.8 million.

General and Administrative

We incurred general and administrative expenses totaling approximately $6.2 million and $3.7 million during the three months ended September 30, 2005 and 2004, respectively.  For the three months ended September 30, 2004, Sprint PCS management fee expense of approximately $5.4 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.  The increase in general and administrative expenses was primarily due to costs incurred in connection with our litigation against Sprint Nextel of approximately $1.7 million.  We expect to continue to incur Sprint Nextel litigation costs in the fourth quarter of 2005.

Non-Cash Compensation

During the three months ended September 30, 2005 and 2004, non-cash compensation expense totaled approximately $0.3 million and $(0.2) million, respectively.

We apply the provisions of APB No. 25 and related interpretations in accounting for our equity incentive plan.  In May 2002, we modified 1,220,800 options previously issued to employees and board members under our equity incentive plan to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification.  The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised.  For the three months ended September 30, 2005, non-cash compensation expense increased primarily as a result of the increase in the fair market value of our common stock, whereas non-cash compensation expense decreased as a result of the decrease in the fair market value of our common stock during the three months ended September 30, 2004.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended September 30, 2005 and 2004 totaled approximately $13.1 million and $11.4 million, respectively.  We depreciate our property and equipment using the straight-line method over two to 10 years.  A building owned by us is being depreciated using the straight-line method over 30 years.  Amortization of intangible assets with finite useful lives is over 18 years.  Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value.  The increase in depreciation, amortization and accretion expense was primarily due to increases in depreciation expense resulting primarily from network equipment additions.

Interest Income

For the three months ended September 30, 2005 and 2004, interest income was approximately $0.8 million and $0.2 million, respectively.  Interest income was generated from cash and cash equivalents and increased as a result of maintaining higher average cash balances and earning more interest due to higher interest rates as compared to the same period in 2004.

Interest Expense

Interest expense totaled approximately $10.8 million and $10.5 million during the three months ended September 30, 2005 and 2004, respectively.  Interest is accrued on our notes on a per annum basis at the stated interest rate.  The increase in interest expense resulted primarily from the effect of higher average debt levels of approximately $1.5 million partially offset by the effect of the interest rate reduction through refinancing of our senior notes during 2004 of approximately $1.0 million.

Interest expense also included the amortized amount of deferred financing fees relating to various note offerings and our former senior secured credit facility prior to any retirements of such debt.

Income Taxes

For the three months ended September 30, 2005 and 2004, we recognized income tax expense of approximately $0.2 million and $0.3 million, respectively.  Income tax expense included deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income

For the three months ended September 30, 2005 and 2004, our net income was approximately $6.2 million and $1.5 million, respectively.

Analysis of the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004

Customer Net Additions

During the nine months ended September 30, 2005, we added 39,700 net new subscribers compared to 55,700 net new subscribers for the nine months ended September 30, 2004.  The decrease was primarily attributable to lower gross customer additions.  As of April 1, 2005, we reclassified approximately 3,900 customers to reseller subscribers.

Churn

Churn for the nine months ended September 30, 2005 was approximately 2.5% compared to approximately 2.9% for the nine months ended September 30, 2004.  Involuntary churn declined 0.2% due to the effect of changes in credit policies.  Voluntary churn declined 0.2% due to an increased percentage of our customer base on two-year contracts and service plans with lower overage charges.

Average Revenue Per User (ARPU)

During the nine months ended September 30, 2005 and 2004, our ARPU was approximately $56 and $57, respectively.  Voice ARPU declined $4 primarily as a result of increased penetration of customers on fair and flexible and family plans and promotional credits, partially offset by an increase in data ARPU of $3.

Cost Per Gross Addition (CPGA)

CPGA was approximately $502 for the nine months ended September 30, 2005 compared to CPGA of approximately $460 for the nine months ended September 30, 2004.  The increase in CPGA was primarily due to the effects of higher fixed costs spread over lower gross additions of approximately $36 per gross addition and expenses incurred in connection with the restructuring of our sales and marketing functions in the third quarter 2005 of approximately $6 per gross addition.

Revenues

•                  Subscriber Revenue.  Subscriber revenue during the nine months ended September 30, 2005 and 2004 was approximately $208.4 million and $183.9 million, respectively.  The increase in subscriber revenue was primarily attributable to the effect of the increase in our subscriber base of approximately $29.8 million offset by the effect of the decrease in our average revenue per user (ARPU) of approximately $5.3 million.

•                       Roaming and Wholesale Revenue.  Roaming and wholesale revenue during the nine months ended September 30, 2005 and 2004 was approximately $94.6 million and $73.5 million, respectively.  The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $11.7 million and $3.6 million, respectively, and an increase in reseller revenue of approximately $10.0 million offset by a decrease in non-Sprint PCS roaming revenue of approximately $4.2 million.  The increase in Sprint PCS travel revenue was primarily due to increases in travel minutes of use and data usage of 26% and 63%, respectively.  The increase in reseller revenue was due to a full nine months of Qwest reseller revenue in 2005 as compared to approximately four months of such revenue in 2004.  The decrease in non-Sprint PCS roaming revenue was primarily due to reductions in roaming minutes of use and the roaming rates we receive of approximately $3.3 million and $0.9 million, respectively, both of which were primarily related to roaming activity with a significant roaming partner.

•                  Equipment Revenue.  Equipment revenue recorded during the nine months ended September 30, 2005 and 2004 totaled approximately $11.9 million and $10.4 million, respectively.  The increase was primarily due to sales of certain promotional products to a third party totaling approximately $1.5 million.

Cost of Service and Operations

•                  Network Operations Expenses.  Network operations expenses totaled approximately $49.0 million during the nine months ended September 30, 2005 compared to approximately $45.7 million during the nine months ended September 30, 2004.  For the nine months ended September 30, 2004, network operations expenses included a credit adjustment of approximately $1.0 million related to a favorable property tax appeal settlement. The remaining increase was primarily due to the effect of an increase in interconnection charges resulting from increased minutes of use of approximately $1.2 million and an increase in radio communications site lease expense of approximately $1.0 million resulting from additional radio communications sites.

•                  Travel and Roaming Expenses.  Travel and roaming expense totaled approximately $41.2 million and $35.3 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase in travel and roaming expenses was primarily due to an increase in Sprint PCS travel expense for voice and data services resulting primarily from an increase in our subscriber base.

•                  Bad Debt Expense.  Bad debt expense during the nine months ended September 30, 2005 and 2004 was approximately $2.8 million and $3.8 million, respectively.  The decrease in bad debt expense was primarily attributable to the improvement in the credit quality of our customer base and lower customer write-offs.

•                  Sprint Operating Expenses.  Sprint operating expenses during the nine months ended September 30, 2005 and 2004 were approximately $43.8 million and $39.7 million, respectively.  For the nine months ended September 30, 2004, Sprint PCS management fee expense of approximately $15.4 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.  The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $6.3 million, offset by savings of approximately $2.2 million from service fee reductions related to 2004 amendments to our Sprint agreements.

Cost of Products Sold

Cost of products sold totaled approximately $28.1 million and $28.5 million during the nine months ended September 30, 2005 and 2004, respectively.  Handset subsidies on units sold by third parties totaled approximately $6.1 million and $9.2 million for the nine months ended September 30, 2005 and 2004, respectively.  The decrease in cost of products sold was primarily due to the effect of the decrease in customer gross additions of approximately $2.3 million, partially offset by the cost of certain promotional products sold to a third party totaling approximately $1.7 million.

Selling and Marketing

We incurred selling and marketing expenses of approximately $50.3 million and $50.0 million during the nine months ended September 30, 2005 and 2004, respectively.  The increase in selling and marketing expenses was primarily due to expenses incurred in connection with the restructuring of our sales and marketing functions totaling approximately $0.8 million.

General and Administrative

We incurred general and administrative expenses totaling approximately $16.1 million and $12.6 million during the nine months ended September 30, 2005 and 2004, respectively.  For the nine months ended September 30, 2004, Sprint PCS management fee expense of approximately $15.4 million was reclassified from general and administrative expenses to cost of service and operations in the consolidated statements of operations to conform with current year presentation.  For the nine months ended September 30, 2005, general and administrative expenses included costs incurred in connection with our litigation against Sprint Nextel of approximately $1.7 million.  The remaining increase was primarily due to increases in expenses for employee salaries, payroll taxes and benefits, investor relations and charitable contributions.

Non-Cash Compensation

During the nine months ended September 30, 2005 and 2004, non-cash compensation expense totaled approximately $1.4 million and $0, respectively.  Non-cash compensation expense increased primarily as a result of the increase in the fair market value of our common stock.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the nine months ended September 30, 2005 and 2004 totaled approximately $38.2 million and $38.0 million, respectively.  The increase in depreciation, amortization and accretion expense was primarily due to higher depreciation expense resulting from net additions to our network equipment during the previous twelve months, offset by the impact of accelerated depreciation of our minicell base stations totaling approximately $4.8 million for the nine months ended September 30, 2004 as compared to approximately $0.5 million for the nine months ended September 30, 2005.

Interest Income

For the nine months ended September 30, 2005 and 2004, interest income was approximately $2.0 million and $0.5 million, respectively.  Interest income increased as a result of maintaining higher average cash balances and earning more interest due to higher interest rates as compared to the same period in 2004.

Interest Expense

Interest expense totaled approximately $32.6 million and $29.3 million during the nine months ended September 30, 2005 and 2004, respectively.  The increase in interest expense resulted primarily from the effect of higher average debt levels during the first nine months of 2005 as compared to the same period in 2004.

Interest expense also included the amortized amount of deferred financing fees relating to our senior secured credit facility and various note offerings, prior to any retirements of such debt.

Gain on Debt Retirement

During the first quarter of 2004, Operating Company issued $270.0 million aggregate principal amount of 9.875% senior notes due March 1, 2011 (the “9.875% Senior Notes”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.  The 9.875% Senior Notes were issued at a discount and generated approximately $265.3 million in proceeds.  The proceeds were used to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of its outstanding 14% Series B senior discount notes due 2008 (“14% Series B Senior Notes”) ($14.5 million outstanding principal amount) for approximately $12.5 million, and to purchase $16.7 million principal amount of its outstanding 14% senior discount notes due May 15, 2010 (“14% Senior Notes”) for approximately $15.9 million.  The repayments of the senior secured credit facility and the 14% Series B Senior Notes and the purchase of the 14% Senior Notes resulted in a net gain on debt retirements of approximately $1.1 million, consisting of a loss on the purchase of the 14% Senior Notes of approximately $1.6 million, the write-off of deferred financing fees related to the senior secured credit facility and the 14% Series B Senior Notes of approximately $7.7 million, the write-off of unamortized debt discount for detachable warrants associated with the 14% Series B Senior Notes of approximately $3.6 million and costs of approximately $0.1 million related to the termination of the senior secured credit facility, net of a gain of approximately $14.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

During the nine months ended September 30, 2005, we redeemed the remaining $32,000 aggregate principal amount of 14% Senior Notes, thereby reducing the carrying value of the future cash payments associated with the 14% Senior Notes to zero.  A gain on debt retirement of approximately $40,000 was recognized.

Income Taxes

For the nine months ended September 30, 2005 and 2004, we recognized income tax expense of approximately $0.4 million and $0.5 million, respectively.  Income tax expense included deferred income taxes that resulted from an expected income tax deduction for amortization of goodwill, which is not amortizable to expense for financial reporting purposes.

Net Income (Loss)

For the nine months ended September 30, 2005, our net income was approximately $13.1 million and for the nine months ended September 30, 2004, our net loss was approximately $(13.9) million.  We recognized a gain on debt retirement of approximately $1.1 million for the nine months ended September 30, 2004.

Liquidity and Capital Resources

From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003 and 2004, we generated cash flow from operating activities of approximately $14.5 million and $55.4 million, respectively.  For the nine months ended September 30, 2005, we generated cash flow from operating activities of approximately $40.1 million.

Although we substantially completed our contractually required network coverage build-out in 2002, our business could require additional capital expenditures for capacity enhancements and coverage improvements.  Capital expenditures for the years ended December 31, 2003 and 2004 and for the nine months ended September 30, 2005 totaled approximately $25.9 million, $27.0 million and $37.8 million, respectively.  Since 2003, we have funded and expect to fund all of our future capital expenditures through cash flows from operating activities, cash and cash equivalent balances.

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

In mid-2004, Sprint announced its intention to deploy the next generation of CDMA technology known as EV-DO in a substantial portion of its network.  EV-DO technology is expected to generate higher network data speeds and allow the introduction of new data products and features.  While Sprint has not required the implementation of EV-DO by us or its other PCS affiliates, we began deploying EV-DO in selected markets in the third quarter of 2005 and expect to upgrade approximately half of our covered population to EV-DO by the end of 2006 at an estimated cost of $20 million.

On February 23, 2004, Operating Company issued $270.0 million aggregate principal amount of the 9.875% Senior Notes at a discount generating approximately $265.3 million in proceeds, and on October 14, 2004, Operating Company issued an additional $150.0 million aggregate principal amount of 9.875% Senior Notes of the same class at a price of 103.5% generating cash proceeds of approximately $155.3 million, in transactions exempt from the registration requirements of the Securities Act.  The 9.875% Senior Notes were subsequently registered under the Securities Act. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes.  The proceeds from these offerings in 2004 were used to repay and terminate Operating Company’s senior secured credit facility, to redeem all of its outstanding 14% Series B Senior Notes and to repurchase all of its outstanding 14% senior subordinated discount notes due 2010 and 14% Senior Notes.

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

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of September 30, 2005 will require cash payments of interest of $41.5 million in each of the years 2006 through 2011.  We presently are in compliance with all covenants in the indenture associated with the 9.875% Senior Notes.  We may from time to time purchase outstanding 9.875% Senior Notes and/or shares of UbiquiTel common stock in the open market, in privately negotiated transactions or otherwise in accordance with our debt agreements and applicable law.

As of September 30, 2005, we had approximately $95.4 million of working capital, including $96.4 million in cash and cash equivalents.  Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through September 30, 2006 and into the foreseeable future.

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

Net cash provided by operating activities was approximately $40.1 million and $35.3 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase in cash provided by operating activities was primarily due to the increase in operating income of approximately $29.9 million partially offset by the increase in cash paid for interest of approximately $24.2 million.

Net cash used in investing activities was approximately $37.8 million and $18.5 million for the nine months ended September 30, 2005 and 2004, respectively.  The increase resulted primarily from higher capital expenditures for base stations for network coverage expansion and EVDO deployment.

Net cash provided by financing activities for the nine months ended September 30, 2005 was approximately $2.4 million, consisting primarily of proceeds from the exercise of stock options and warrants.  Net cash used in financing activities for the nine months ended September 30, 2004 was approximately $6.9 million, consisting primarily of the reduction in a book cash overdraft of approximately $5.7 million and $1.0 million in net payments relating to refinancing transactions that were completed in 2004.

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance.  A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented.  The non-GAAP financial measures discussed in ”—Results of Operations” are average revenue per user (ARPU) and cost per gross addition (CPGA).  Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the three months ended September 30, 2005 compared to the three months ended September 30, 2004,” and the following tables reconcile the non-GAAP financial measures with our unaudited consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Three Months Ended September 30,		Nine Months Ended September 30,
Average revenue per user (ARPU)	2005	2004	2005	2004

Subscriber revenue	$71,645,000	$65,334,000	$208,432,000	$183,880,000

Average subscribers	429,000	374,900	416,500	357,000

ARPU	$56	$58	$56	$57

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Cost per gross addition (CPGA)	2005	2004	2005	2004

Selling and marketing	$17,442,000	$17,132,000	$50,253,000	$49,961,000
Add: Cost of products sold	7,752,000	10,340,000	28,059,000	28,473,000
Less: Equipment revenue	(3,780,000)	(3,320,000)	(11,898,000)	(10,384,000)
CPGA costs	$21,414,000	$24,152,000	$66,414,000	$68,050,000

Gross additions	43,500	49,500	132,300	147,800

CPGA	$493	$488	$502	$460

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates.  The interest rate on our notes is fixed at 9.875%.  We have not entered into derivatives or other financial instruments for trading, speculative or hedging purposes, though we may do so from time to time if such instruments are available to us on acceptable terms and prevailing market conditions are accommodating.  No principal repayments on our notes are due until March 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer), conducted an evaluation of our

“disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of September 30, 2005.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On July 12, 2005, UbiquiTel filed a Complaint (the “Complaint”) against Sprint Corporation, Sprint Spectrum L.P., Wirelessco, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. (collectively, “Sprint”), and Nextel Communications, Inc. (“Nextel”) in the Delaware Chancery Court.  The Complaint alleges that, following the consummation of the merger between Sprint Corporation and Nextel, Sprint would breach the exclusivity provisions of the Management Agreement dated October 15, 1998 between UbiquiTel and Sprint (as amended, the “Management Agreement”), and that Nextel improperly interfered with UbiquiTel’s exclusive rights under the Management Agreement.  The Complaint further alleges that Sprint and Nextel conspired to deprive UbiquiTel of the exclusivity commitments in the Management Agreement and to use UbiquiTel’s confidential business information to advantage Nextel’s business, which is directly competitive with UbiquiTel.  The Complaint seeks, among other things, a court order requiring Sprint Nextel to comply with the exclusivity provisions of the Management Agreement and prohibiting Sprint Nextel from violating those provisions.  A copy of the Complaint was filed as Exhibit 99.1 to UbiquiTel’s Current Report on Form 8-K dated July 12, 2005 filed with the Securities and Exchange Commission.  The parties are proceeding with discovery.  On July 29, 2005, UbiquiTel entered into a forbearance agreement with Sprint relating to the ongoing litigation.  The forbearance agreement sets forth UbiquiTel’s agreement not to seek certain injunctive or equitable relief in the ongoing litigation under certain circumstances and contemplates the parties proceeding directly to a trial relating to UbiquiTel’s request for a permanent injunction and other relief.  The trial on UbiquiTel’s claims is scheduled to begin on December 19, 2005.  The forbearance agreement also sets forth Sprint’s agreement as to certain parameters for the operations of Nextel’s wireless business in the territories operated by UbiquiTel following the Sprint-Nextel merger, in each case during the period of time that the agreement remains in effect.  A copy of the forbearance agreement was filed as Exhibit 99.1 to UbiquiTel’s Current Report on Form 8-K dated July 29, 2005 filed with the Securities and Exchange Commission.  See Note 7 (Sprint Developments) to the Notes to Consolidated Financial Statements in Part 1, Item 1, of this Joint Quarterly Report on Form 10-Q with respect to the litigation and related matters between UbiquiTel and Sprint regarding the Sprint-Nextel merger.

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

November 8, 2005