Form 10-K
period 2005-12-31
UBIQUITEL INC
filed 2006-03-15
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Joint Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
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

Co-Registrant’s telephone number: (610) 832-3300

Commission File Number: 333-39950

UBIQUITEL OPERATING COMPANY

(Exact name of Co-Registrant as specified in its charter)

Delaware (State of incorporation)	23-3024747 (I.R.S. Employer Identification No.)
One West Elm Street, Suite 400, Conshohocken, PA (Address of principal executive offices)	19428 (Zip code)

Co-Registrant’s telephone number: (610) 832-3300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

UbiquiTel Inc., Common Stock, par value $0.0005 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Note—Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether each of the co-registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that each such co-registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Exchange Act Rule 12b-2.

Large accelerated filer ☒   Accelerated filer ☐   Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates of UbiquiTel Inc. as of June 30, 2005 was approximately $657,316,200. Directors and executive officers of UbiquiTel Inc. are considered affiliates for purposes of this calculation but should not necessarily be deemed affiliates for any other purpose.

There were 94,218,994 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at March 1, 2006.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at March 1, 2006, all of which were owned by UbiquiTel Inc.

Explanatory Note: UbiquiTel Operating Company, a wholly owned subsidiary of UbiquiTel Inc., meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

Documents Incorporated by Reference:  Portions of UbiquiTel Inc.’s definitive proxy statement for the 2006 annual meeting of shareholders are incorporated by reference into Part II (Item 5) and Part III (Items 10-14) of this Joint Annual Report on Form 10-K.

UbiquiTel Inc. and UbiquiTel Operating Company
Joint Annual Report on Form 10-K
TABLE OF CONTENTS

*                    The information contained therein pertains solely to UbiquiTel Inc.

PART I

ITEM 1.                Business

Special Note Concerning Forward-Looking Statements

We believe that it is important to communicate our future expectations to our security holders and to the public. This report, therefore, contains, or incorporates by reference, statements about future events and expectations which are “forward-looking statements” within the meaning of Sections 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including the statements about our plans, objectives, expectations and prospects under the headings “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You can expect to identify these statements by forward-looking words such as “may,” “might,” “could,” “would,” “anticipate,” “believe,” “plan,” “estimate,” “project,” “forecast,” “expect,” “intend,” “seek” and other similar expressions. Any statement contained or incorporated by reference in this report that is not a statement of historical fact may be deemed to be a forward-looking statement. Although we believe that the plans, objectives, expectations and prospects reflected in or suggested by our forward-looking statements are reasonable, those statements involve risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements, and we can give no assurance that our plans, objectives, expectations and prospects will be achieved.

Important factors that might cause our actual results to differ materially from the results contemplated by the forward-looking statements are contained in “Item 1A. Risk Factors,” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this report and our future filings with the Securities and Exchange Commission. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

Explanatory Note and Certain Definitions

The Consolidated Financial Statements included herein are that of UbiquiTel Inc. (“UbiquiTel”). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly owned subsidiary of UbiquiTel and the issuer of 9.875% senior notes due 2011. UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the 9.875% senior notes. UbiquiTel has no operations separate from its investment in Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Note 13 to the Consolidated Financial Statements have been presented herein.

In this report, unless the context indicates otherwise, references to “UbiquiTel,” the “Company,” “we,” “us” and “our” means collectively UbiquiTel Inc., UbiquiTel Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company. “Sprint PCS” refers collectively to Sprint Spectrum L.P., WirelessCo, L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. and Sprint Communications Company L.P. “Sprint” or “Sprint Nextel” refers collectively to Sprint Nextel

Corporation and its affiliates. A “PCS affiliate of Sprint Nextel” is an entity, such as us, whose sole or predominant business is operating (directly or through one or more subsidiaries) a personal communications service business pursuant to affiliation or management agreements with Sprint PCS and its affiliates or their successors. “Sprint PCS products and services” refers to digital wireless personal communications services, including wireless voice and data services, and related retail products, including handsets and wireless devices, in any case, offered under the Sprint brand name. Statements in this report regarding Sprint Nextel are derived from information contained in or provided under our management and related agreements with Sprint PCS, periodic reports and other documents filed by Sprint Nextel with the Securities and Exchange Commission, press releases issued by Sprint Nextel or other public statements of Sprint Nextel.

Market and Other Data

Market data and other statistical information used throughout this report are based on independent industry publications, government publications, reports by market research firms and other published independent sources, as well as information provided to us by Sprint Nextel. Some data are also based on our good faith estimates, which are derived from our review of internal surveys and independent sources, including information provided to us by Sprint Nextel, the U.S. Census Bureau and Kagan World Media. Although we believe these sources are reliable, we have not independently verified the information and cannot guarantee its accuracy and completeness.

This report contains trademarks, service marks and trade names of companies and organizations other than us.

Use of Certain Terms

In 2003, we initiated a reseller program under which mobile virtual network operators (MVNOs) use our network and resell wireless service under a private label. In this report, unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding reseller subscribers.

Overview

We have the exclusive right under our management agreement with Sprint PCS to provide digital wireless personal communications services, or PCS, under the Sprint brand name to certain markets in the western and midwestern United States which include a total population of approximately 10.8 million residents, which we refer to as POPs, covering portions of California, Nevada, Washington, Idaho, Utah, Wyoming, Indiana, Kentucky and Tennessee. Sprint has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. Sprint operates a 100% digital PCS wireless network in the United States and holds licenses to provide PCS nationwide, using code division multiple access, or CDMA, technology. Sprint Nextel, directly and indirectly through PCS affiliates such as us, provides PCS wireless services in more than 4,000 cities and communities across the country. We do not own any PCS licenses in our markets or elsewhere, so generally we can only operate our business so long as we remain a PCS affiliate of Sprint Nextel and Sprint Nextel and related entities continue to own the PCS licenses in our markets. Sprint Nextel directly operates its PCS network in major metropolitan markets and certain midsize and smaller markets throughout the United States. Sprint Nextel also has management agreements between Sprint PCS and PCS affiliates of Sprint Nextel, who are independent companies such as us, pursuant to which the PCS affiliates of Sprint Nextel have constructed and manage PCS networks under the Sprint brand name in midsize and smaller markets. As described below under “—Sprint Developments,” five PCS affiliates of Sprint Nextel remain, including us.

In August 2005, Sprint completed a merger with Nextel Communications, Inc. (“Nextel”), and now additionally operates a national wireless network covering significant portions of the United States selling Nextel products and services using Nextel’s technology platform known as integrated Digital Enhanced Network, or iDEN, and using Nextel’s wireless licenses. Outside of our markets and markets of certain other PCS affiliates of Sprint Nextel, Sprint Nextel presently markets the Nextel products and services in whole or in part under the Sprint brand.

As of December 31, 2005, we had approximately 447,900 customers and total network coverage of approximately 8.3 million residents. For the year ended December 31, 2005, we generated revenues of approximately $422.7 million.

Sprint Developments

On December 15, 2004, Sprint and Nextel announced that they had entered into a definitive agreement to consummate a merger of equals. At that time, Nextel operated a competitive wireless mobility communications network and business in markets in which we also provide wireless mobility communications network products and services under the Sprint and affiliated brands. Since the closing of the merger in August 2005, Sprint Nextel has operated the legacy Nextel business in competition with us in approximately 80% of our market areas. Upon the closing of Sprint Nextel’s planned acquisition of Nextel’s affiliate, Nextel Partners, Inc., in the near future, Sprint Nextel will operate the legacy Nextel business in competition with us in virtually all of our market areas.

Following the announcement of the merger in late 2004, Sprint advised its PCS affiliates, including us, that it wished to reach mutually agreeable arrangements with the PCS affiliates regarding the potential impact of the Sprint-Nextel merger and integration of the Sprint and Nextel wireless businesses on the PCS affiliates and their rights under the management agreements between Sprint PCS and the PCS affiliates. Despite our efforts to reach renegotiated arrangements with Sprint prior to the closing of the merger, we did not achieve this outcome and, to our knowledge, Sprint Nextel has not entered into such arrangements with any PCS affiliate either prior or subsequent to the merger.

In July 2005, UbiquiTel filed in the Delaware Court of Chancery an action against Nextel, Sprint and Sprint-related entities, alleging that, among other things, following the consummation of the Sprint-Nextel merger in 2005, Sprint would breach its exclusivity and confidentiality obligations to us under our written agreements with Sprint and Sprint PCS and that Nextel improperly interfered with our exclusivity rights under those agreements. The action further alleges that Sprint and Nextel conspired to deprive us of the exclusivity commitments in those agreements and to use our confidential business information available to Sprint under those agreements to advantage Nextel’s business, which is directly competitive with our wireless business in our markets. The complaint seeks, among other things, a court order requiring Sprint Nextel to comply with the exclusivity provisions of those agreements.

The court consolidated the trial of UbiquiTel’s action with a similar case brought by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, which are subsidiaries of iPCS, Inc., another PCS affiliate of Sprint Nextel. The consolidated nine-day trial occurred in January 2006. The vice chancellor presiding over the actions has requested post-trial briefs and has tentatively scheduled final arguments for April 4, 2006. The vice chancellor will issue a ruling at some time following the final arguments.

Shortly after filing the complaint, UbiquiTel entered into a forbearance agreement with Sprint imposing certain restrictions on, among other things, the operations of the legacy Nextel wireless business in our markets and the use and dissemination of our confidential business information. The forbearance agreement and the restrictions it imposes remain effective presently but will expire when the vice chancellor issues a final ruling in the action. Notwithstanding the forbearance agreement’s limitations,

Sprint’s ownership and operation of the legacy Nextel business in our markets has, among other things, caused customer confusion in our markets.

Over the past three quarters, Sprint Nextel has acquired five PCS affiliates of Sprint Nextel, including the largest affiliate, Alamosa Holdings, Inc. Prior to Sprint Nextel’s acquisition of those PCS affiliates, four of the PCS affiliates had filed suit against Sprint relating to the merger of Sprint and Nextel. Five PCS affiliates remain, including iPCS and us. See “Item 1A. Risk Factors—The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us” for risks associated with the outcome of the litigation and other developments between Sprint Nextel and us and/or other PCS affiliates of Sprint Nextel.

During the trial proceedings, Sprint Nextel representatives provided sworn testimony to the effect that Sprint Nextel does not presently intend to take some of the actions that potentially could have a material adverse effect on our operations and financial condition. Among other things, Sprint Nextel representatives testified that:

•       Sprint Nextel may not, without violating our management agreement with Sprint PCS, distribute Sprint PCS, or CDMA, products and services through legacy Nextel sales distribution channels in our markets assigned to us under our management agreement; furthermore, Sprint Nextel does not intend to do so in our markets;

•       Sprint Nextel’s planned wireless network of the future is its CDMA network, of which our portion of the Sprint PCS network forms a part, and Sprint Nextel is working on new technology architecture planned for launch in 2008 known as EV-DO Revision A, which will operate on the CDMA network; and that Sprint Nextel’s plans are focused on moving traffic off of its iDEN-based network to the CDMA-based network;

•       Sprint Nextel has no plans to divert “travel traffic” off of our portion of the Sprint PCS network; that is, Sprint Nextel has no plans that voice or data traffic generated within our markets from Sprint PCS CDMA customers based outside of our markets will be diverted to the legacy Nextel network located in our markets, operated by Sprint Nextel on a technology platform known as integrated Digital Enhanced Network, or iDEN, from the Sprint PCS CDMA network which we own and operate in our markets, for which traffic we are compensated by Sprint Nextel pursuant to the terms of our management agreement;

•       Sprint Nextel is developing with a vendor a dual-mode phone with both a CDMA radio and an iDEN radio in the handset, which will carry push-to-talk traffic on the iDEN network and data traffic and standard voice traffic on the CDMA network, so that a user of the dual-mode phone within our markets who makes a standard voice call or uses data services such as Internet access, email or picture mail would utilize our Sprint PCS CDMA network, and that Sprint Nextel would compensate PCS affiliates like us for the CDMA traffic on our networks under our management agreements;

•       Sprint Nextel does not presently plan to develop a dual-mode phone with both CDMA and iDEN radios that will carry standard voice traffic and data traffic on either the CDMA or the iDEN networks; and

•       Sprint Nextel does not have plans to migrate wireless customers from the CDMA network operating at the 1900 MHz spectrum range, of which our portion of the Sprint PCS network forms a part, to its iDEN-based network.

We cannot guarantee that Sprint Nextel’s testimony is accurate or reliable. Furthermore, we cannot predict whether Sprint Nextel will change its plans in the future in ways that differ from the plans set forth in the testimony of its witnesses described above, or whether any such change in plans will have an adverse effect on our operations or financial condition. See “Item 1A. Risk Factors—The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us.”

Business Strategy

Our goal is to become one of the most profitable regional wireless providers while generating above average industry growth. In 2005, our operating income growth rate of 189% was among the fastest in the wireless industry while our operating margins (operating income divided by service revenues) grew from 6% in 2004 to 14% in 2005. The following objectives are key components of our business strategy:

Invest in and leverage third generation network technologies to increase recurring data revenue and improve network performance.   We completed the upgrade of our network to 1xRTT, or one times radio transmission technology, in 2002 and began offering third generation data services called PCS Vision. 1xRTT also provided additional capabilities to offer short message service, or SMS. We completed an upgrade of our network in our Boise and Reno markets in 2005, representing approximately one million residents, to the next generation of CDMA network technologies called EV-DO, or Evolution Data Optimized. EV-DO provides wireless data speeds of up to 10 times faster than PCS Vision and allowed us to launch a new service called Power Vision in these markets. We plan additional investments in EV-DO over the next two years which we expect will cover approximately 4 million residents, or half of our covered population. These data products have been significant factors in generating approximately $43 million, or 11%, of our service revenues in 2005, and we expect that they will be our fastest growing product segment in future periods. Our 1xRTT network platform has also been more efficient in processing voice calls, which we believe has helped drive down our overall blocked call and dropped call rates to 1.2% and 0.9%, respectively, for the year ended December 31, 2005.

Capitalize on high margin wholesale revenue opportunities.   We experienced 104% growth in reseller revenues in the year ended December 31, 2005 in comparison to the year ended December 31, 2004, from mobile virtual network operators’, or MVNOs’, use of our network and resale of wireless services under private labels, due to a combination of strong growth in reseller minutes and a stable rate environment. We launched a reseller program in 2003 under which minutes and kilobytes are sold at wholesale rates to MVNOs. Virgin Mobile USA launched reseller service in the second quarter of 2003. Qwest Communications launched reseller service in the second quarter of 2004. Several new resellers have signed MVNO agreements in the past two years including Mobile ESPN, Disney and Helio, a joint venture between Earthlink and SK Telecom. Mobile ESPN launched reseller service in the fourth quarter of 2005 and we expect several additional reseller launches in 2006. As of December 31, 2005, we had approximately 145,000 reseller subscribers and reseller revenues represented approximately 17% of roaming and wholesale revenues and 5% of service revenues.

Maximize roaming revenue opportunities from the Nextel merger with Sprint.   We experienced 22% growth in roaming and wholesale revenues for the year ended December 31, 2005 in comparison to the year ended December 31, 2004. Roaming revenues from Sprint represented 73% of roaming and wholesale revenues and 22% of service revenues. Our 2005 roaming ratio (ratio of inbound to outbound minutes of use) of 1.8 to 1 was the highest of the public PCS affiliates of Sprint Nextel. In August 2005, Nextel merged with Sprint and announced a technology evolution plan built around a CDMA platform. With slightly less than half of Sprint Nextel’s 35 million customers not using CDMA-capable handsets as a result of the merger, we are planning to design our CDMA network’s future coverage, capacity and capabilities to exploit the expected migration of Sprint Nextel customers from the legacy Nextel iDEN technology to

CDMA over the next several years. Our Sprint roaming revenues have gross margins of approximately 85%.

Align product offerings and our cost structure with market demand.   We will explore developing and offering new products for growing wireless segments or niches in which we do not currently participate and align our cost structure with forecasted market demand. The wireless industry has recently reported that approximately 20% of its incremental penetration came from the prepaid segment, where customers can pay in advance for a predetermined amount of voice or data usage. In conjunction with Sprint Nextel, we will explore new products to participate directly in the prepaid segment of the market and other niche segments as they grow. We streamlined our sales organization in the third quarter of 2005 to re-align our distribution with demand and changing shopping patterns. Cost per gross addition, or CPGA, declined by approximately 10% from the first nine months of 2005 to $445 in the fourth quarter of 2005 as a result. We will continually review our cost structure to expand margins.

Our Markets

We believe we operate in highly attractive markets with favorable demographic characteristics for growing our customer base and generating roaming revenue for a number of reasons:

Attractive market footprint.   Our territory includes nine markets with greater than 400,000 POPs, which is more than any other PCS affiliate of Sprint Nextel. In addition, our subscriber base historically has had the highest percentage of on-network minutes of any PCS affiliate, which contributes significantly to our overall subscriber profitability.

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

Substantial overlap with Qwest wireless markets.   Our network covers approximately 1.8 million POPs currently served by Qwest. In mid-2004, we began carrying Qwest’s wireless traffic within our markets. We do not incur customer acquisition costs related to these revenues, which makes this business attractive for us.

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

Location	BTA No.(1)		Megahertz of Spectrum(2)	Estimated Total Residents (000’s)(3)	Network Coverage (000’s)(4)	Percent Coverage
Reno/Tahoe/Northern California
Chico-Oroville, CA	79		30	241
Eureka, CA	134		30	157
Redding, CA	371		30	297
Reno, NV	372		30	642
Sacramento, CA	389	*	30	306
Yuba City-Marysville, CA	485	*	30	149
Subtotal				1,792	1,390	78%
Spokane
Lewiston-Moscow, ID	250		30	123
Spokane, WA	425		30	774
Subtotal				897	657	73%
Southern Idaho/Utah/Nevada
Boise-Nampa, ID	50		30	644
Idaho Falls, ID	202		30	237
Las Vegas, NV	245	*	30	35
Logan, UT	258		30	109
Pocatello, ID	353		30	100
Provo-Orem, UT	365	*	30	16
St. George, UT	392		30	161
Salt Lake City-Ogden, UT	399	*	30	110
Twin Falls, ID	451		30	169
Subtotal				1,581	1,287	81%
Southern Indiana/Kentucky
Anderson, IN	15	*	30	43
Bloomington-Bedford, IN	47		30	246
Bowling Green-Glasgow, KY	52		30	262
Cincinnati, OH	81	*	30	18
Clarksville, Hopkinsville, TN/KY	83		30	269
Columbus, IN	93		30	158
Evansville, IN	135		30	525
Indianapolis, IN	204	*	30	91
Louisville, KY	263	*	30	262
Madisonville, KY	273		30	47
Owensboro, KY	338		30	167
Paducah-Murray-Mayfield, KY	339		30	232
Richmond, IN	373		30	102
Terre Haute, IN	442	*	30	243
Vincennes-Washington, IN	457		30	96
Subtotal				2,761	1,698	61%

Central Valley of California
Bakersfield, CA	28	20	729
Fresno, CA	157	30	1,003
Merced, CA	291	30	256
Modesto, CA	303	30	564
Stockton, CA	434	30	702
Visalia-Porterville-Hanford, CA	458	30	539
Subtotal			3,793	3,280	86%
TOTAL			10,824	8,312	77%

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

Our History

In October 1998, UbiquiTel L.L.C. entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. We formed UbiquiTel Operating Company in November 1999 to serve as our operating company and UbiquiTel Leasing Company in March 2000 to serve as our leasing company. UbiquiTel Inc. assigned the Sprint PCS agreements to UbiquiTel Operating Company following its formation. On December 28, 1999, we amended our management agreement with Sprint PCS to expand our markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky/Tennessee. On February 21, 2001, in connection with our acquisition of VIA Wireless LLC, we amended our management agreement with Sprint PCS to expand our markets effective at the closing in August 2001 to include the central valley of California market. On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of UbiquiTel Operating Company and was later merged into UbiquiTel Operating Company in June 2003. On July 31, 2003, we amended our management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing our licensed resident population in our markets to approximately 10.8 million.

Network Operations

Pursuant to our management agreement with Sprint PCS, we agreed to a minimum build-out plan for our portion of the Sprint PCS network. We have further enhanced our build-out plan to provide better coverage for our markets. We have focused our network coverage on the largest, most densely populated communities in our markets and the interstates and primary roads connecting these communities to each other and to the adjacent major metropolitan markets owned and operated by Sprint Nextel. At December 31, 2005, our network consisted of five switches and switching centers and 975 cell sites in operation. A switching center serves several purposes, including routing calls, managing call handoffs, managing access to the public telephone network and providing access to voice mail and other value-added services. Approximately 95% of our cell sites were co-located as of December 31, 2005. Co-location describes the strategy of leasing available space on a tower or cell site owned by another company rather than building and owning the tower or cell site directly.

We utilize the Sprint PCS network operations control center for around the clock monitoring as well as our own switching centers’ capabilities for our network base stations and switches.

Through our arrangements with Sprint PCS and Sprint PCS’ arrangements with other wireless service providers, our subscribers have roaming capabilities on certain other networks utilizing similar CDMA or analog technology.

Our network connects to the public telephone network through local exchange carriers, which facilitate the origination and termination of traffic between our network and both local exchange and long distance carriers. Through our management agreement, we have the benefit of Sprint negotiated interconnection agreements with our local exchange carriers.

We use Sprint Nextel and other third party providers for long distance services and for backhaul services. Backhaul services are the telecommunications services which other carriers provide to carry our traffic from our cell sites to our switching facilities.

Products and Services

We offer wireless voice and data products and services throughout our markets under the Sprint brand name. Our service offerings are typically designed to align with Sprint PCS service offerings and to integrate with the Sprint PCS network. The PCS service packages we currently offer include the following:

100% digital wireless network with service across the country.   We are part of a 100% digital wireless personal communications services network spanning the United States. We believe the code division multiple access, or CDMA, technology that the Sprint PCS network employs offers significantly improved voice quality. CDMA provides voice transmissions encoded into a digital format with a significantly lower risk of cloning and eavesdropping than on analog or other digital based networks. Our customers may access PCS services from Sprint throughout the Sprint PCS network, which includes over 300 major metropolitan areas across the United States. Dual-band/dual-mode handsets allow roaming on other CDMA and analog wireless networks where Sprint PCS has roaming agreements.

Third generation services.   We believe CDMA technology allows existing CDMA networks to be upgraded to the next generation in a timely and cost effective manner. We, along with Sprint and the other PCS affiliates of Sprint Nextel, launched third generation capability, named PCS Vision, in our networks in 2002. This capability allows more efficient utilization of our network when voice calls are made using 3G-enabled handsets. It also provides enhanced data services. PCS Vision allows our subscribers to use their PCS Vision-enabled devices to check e-mail, take and receive pictures, play games with full-color graphics and polyphonic sounds and browse the Internet wirelessly with speeds of up to 144 kilobits per second with average throughput speeds in the range of 50-70 kilobits per second. Sprint Nextel has begun to deploy EV-DO next generation technology in portions of its CDMA network and expects its EV-DO service, marketed as “Power Vision,” to be accessible to about 150 million people in early 2006. EV-DO is expected to deliver wireless data at average download speeds of 400-700 kilobits per second and a peak rate of up to 2.0 megabits per second, which could accelerate mobile-device data speeds up to 10 times faster than present network capabilities. EV-DO speeds should enhance data capabilities, including downloading music, streaming video and games, for wireless handsets and laptops through wireless connection cards. Although we are not required to deploy EV-DO across our portion of the Sprint PCS network, we have deployed EV-DO in selected markets covering approximately 10% of our network’s covered population, and may similarly elect to deploy EV-DO technology in additional areas of our network.

Other services.   In addition to these services, we also may offer wireless local loop services in our markets, but only where Sprint is not a local exchange carrier. Wireless local loop is a wireless substitute for the landline-based telephones in homes and businesses. We also believe that new features and services will be developed on the Sprint PCS network to take advantage of CDMA technology. Sprint conducts ongoing research and development to produce innovative services to achieve competitive advantages. We may incur additional expenses in modifying our technology if Sprint pursues or we chose to pursue providing these additional features and services.

Roaming

Sprint PCS roaming.   Sprint PCS roaming includes both inbound roaming, when Sprint PCS subscribers based outside of our markets use our network, and outbound roaming, when our subscribers use the Sprint PCS network or network of another PCS affiliate outside of our markets. We have a reciprocal per minute fee with Sprint for inbound and outbound Sprint PCS roaming. The reciprocal rate is currently fixed at $0.058 per minute through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our management agreement. Our ratio of inbound to outbound roaming with Sprint was approximately 1.7 to 1 for the year ended December 31, 2005. Sprint roaming revenue is not subject to the 8% affiliation fee.

In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from data services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our markets uses data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another PCS affiliate outside of our markets. This roaming activity is settled on a per kilobit (KB) basis and is currently fixed at a rate of $0.0020 per KB through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our management agreement.

Non-Sprint PCS roaming.   Non-Sprint PCS roaming includes both inbound non-Sprint PCS roaming, when non-Sprint PCS subscribers use our network, and outbound non-Sprint PCS roaming, when our subscribers use a non-Sprint PCS network. Pursuant to roaming agreements between Sprint PCS and other wireless service providers, when another wireless service provider’s subscriber uses our network, we earn inbound non-Sprint PCS roaming revenue. These wireless service providers must pay fees for their subscribers’ use of our network, and as part of our management agreement with Sprint PCS, we are entitled to 92% of these fees. Currently, pursuant to our services agreement with Sprint PCS, Sprint PCS bills these wireless service providers for these fees and passes our portion of the fees to us. When another wireless service provider provides service to one of our subscribers, we pay outbound non-Sprint PCS roaming fees. Sprint PCS then bills our subscriber for use of that provider’s network at rates specified in their contract and pays us 100% of this outbound non-Sprint PCS roaming revenue collected from that subscriber on a monthly basis. We bear the collection risk for all service.

Reseller agreements.   We also recognize revenue from subscribers of various wholesale resellers of personal communications service, called mobile virtual network operators, or MVNOs, when those subscribers use our network. These reseller agreements are negotiated by Sprint, and we receive a per minute or per kilobit rate for usage when the subscribers of these MVNOs use our network for voice or data services. Currently, we receive wholesale revenue from Sprint’s reseller agreements with Virgin Mobile, Qwest Communications and a number of smaller resellers. In the past two years, Sprint entered into several reseller agreements including Mobile ESPN, Disney and Helio, a joint venture between Earthlink and SK Telecom, that could generate future wholesale revenue for us as their subscribers use our network in future periods.

Marketing Strategy

Our marketing strategy is to complement Sprint Nextel’s national marketing strategies for Sprint PCS products and services with techniques tailored to each of our specific markets.

Use of Sprint’s brand.   We feature exclusively and prominently the nationally recognized Sprint brand name in our marketing and sales efforts. From the customers’ point of view, we are Sprint in the markets that we serve and they use our portion of the Sprint PCS network and the rest of the Sprint PCS network as a unified national network.

Advertising and promotions.   Sprint promotes Sprint PCS products and services through the use of national as well as regional television, radio, print, outdoor and other advertising campaigns. In addition to Sprint’s national advertising campaigns, we advertise and promote Sprint PCS products and services on a local level in our markets at our cost, including the use of local radio, television and newspaper advertising. We have the right to use any promotional or advertising materials developed by Sprint and only have to pay the incremental cost of using those materials, such as the cost of local radio and television advertisement placements, material costs and incremental printing costs. We also benefit from any advertising or promotion of Sprint PCS products and services by third party retailers in our markets, such as Best Buy and RadioShack. We must pay the cost of specialized Sprint print advertising by third party retailers. Sprint also runs numerous promotional campaigns that provide customers with benefits such as additional features at the same rate or free minutes of use or kilobits of use for limited time periods. We offer these promotional campaigns to potential customers in our markets.

Sales force with local presence.   We have established local sales forces to execute our marketing strategy through our company-owned retail stores, local third party stores, direct business-to-business representatives and other channels. Our marketing teams also support local civic organizations, clubs and charitable enterprises.

Sprint sponsorships.   Sprint is a sponsor of numerous selective, broad-based national, regional and local events. These sponsorships provide Sprint with brand name and product recognition for Sprint PCS products and services in high profile events, provide a forum for sales and promotional events and enhance our promotional efforts in our markets.

Sales and Distribution

Our sales and distribution plan focuses on local retail stores, local indirect agent retailers and national retailers with locations in our markets with distribution arrangements with Sprint Nextel for Sprint PCS products and services. Key elements of our sales and distribution plan consist of the following:

Sprint Retail Stores.   As of December 31, 2005, we operated 43 company-owned Sprint retail stores at various locations in our markets. These stores provide us with a local presence and visibility in our markets and are generally located in major traffic centers. Following the Sprint model, these stores are designed to facilitate retail sales, customer activation, bill collection and customer service. We train our sales representatives to be informed and persuasive advocates for Sprint PCS products and services. Our retail stores contributed approximately 35% of gross subscriber additions for 2005 and approximately 32% and 39% of our 2004 and 2003 gross subscriber additions, respectively.

Exclusive Local Indirect Retailers.   We contract directly with local indirect agents who manage retail stores under the Sprint brand name in our markets. Exclusive local indirect retailers purchase handsets and other PCS retail equipment from us and market and sell on our behalf Sprint PCS products and services exclusively. As of December 31, 2005, we had 98 exclusive local third party retailers in operation selling only Sprint PCS products and services. Exclusive local indirect retailers in our markets contributed approximately 22% of gross subscriber additions for 2005 and approximately 16% and 7% of our 2004 and 2003 gross subscriber additions, respectively.

Multi-carrier Local Indirect Retailers.   Multi-carrier local indirect retailers which market and sell on our behalf Sprint PCS products and services on a non-exclusive basis in our markets contributed approximately 4% of gross subscriber additions for 2005 and approximately 11% and 18% of our 2004 and 2003 gross subscriber additions, respectively.

National Third Party Retailers.   Sprint Nextel has national distribution agreements with various national retailers for the sale of Sprint PCS products and services. These national agreements cover retailers’ stores in our markets and include RadioShack, Best Buy, Costco, Office Depot, Comp USA, Sam’s Club and Wal-Mart. These national third party retailer locations contributed approximately 19% of gross subscriber additions for 2005 and approximately 21% and 22% of our 2004 and 2003 gross subscriber additions, respectively.

National Accounts and Direct Selling.   We participate in Sprint PCS’ national accounts program. Sprint Nextel has a national accounts team which focuses on the corporate headquarters of Fortune 1000 companies. Once a representative reaches an agreement with the corporate headquarters, we service the offices of that corporation located in our markets. Our direct sales force targets the employees of these corporations in our markets and markets and sells to other local business clients. National accounts and direct selling contributed approximately 3% of gross subscriber additions for each of the years 2005, 2004 and 2003.

Sprint Nextel Distribution and Other Channels.   Sprint Nextel directly controls various distribution channels that sell Sprint PCS products and services to customers whose billing address is in our markets. These channels with activity in our markets include inbound telemarketing, web-based electronic commerce, and Sprint retail stores and kiosks. Additionally, the sales activities of Sprint Nextel and other PCS affiliates of Sprint Nextel have some incidental overflow into our markets. Sprint Nextel and other distribution channels contributed approximately 17% of gross subscriber additions for 2005 and approximately 17% and 11% of our 2004 and 2003 gross subscriber additions, respectively.

Resellers.   We became a participant in a resale arrangement between Sprint and Virgin Mobile in 2003 which allows Virgin Mobile to sell prepaid wireless services in our markets. We also market Virgin Mobile prepaid wireless services in our company-owned retail stores. We became a participant in a resale arrangement between Sprint and Qwest Communications in 2004 allowing Qwest to provide wireless voice and data services to new and existing customers in Qwest’s service areas using Sprint’s network and the networks of PCS affiliates of Sprint Nextel who overlap with Qwest’s service areas, including portions of our markets in Washington, Idaho and Utah. Transition of Qwest’s subscribers to our network occurred in mid-2004. Several new resellers have signed MVNO agreements in the past two years including Mobile ESPN, Disney and Helio, a joint venture between Earthlink and SK Telecom. Mobile ESPN launched reseller service in the fourth quarter of 2005 and we expect several additional reseller launches in 2006. At December 31, 2005 and 2004, we had approximately 145,000 and 98,600 reseller subscribers, respectively.

Seasonality

Our business is subject to seasonality because the wireless telecommunications industry is moderately dependent on fourth calendar quarter results. Among other things, the industry relies on significantly higher customer additions and handset sales in the fourth quarter as compared to the other three calendar quarters. A number of factors contribute to this trend, including:

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

Technology

General.   In the commercial mobile wireless communications industry there are two principal services licensed by the Federal Communications Commission, or FCC, for transmitting two-way, real time voice and data signals: “cellular” and wireless “personal communications services.” In addition, enhanced specialized mobile radio service allows for interconnected two-way real time voice and data services. The FCC licenses these services on a geographic basis, using distinct radio spectrum bands. Cellular service was the original form of widely-used commercial mobile wireless voice communications and was originally analog-based, but most cellular service is now digital. The FCC additionally allocated spectrum bands for wireless high capacity, commonly referred to as broadband personal communications services, to be provided utilizing digital technology.

Digital mobile wireless communications networks are divided into multiple geographic coverage areas, known as “cells.” In wireless personal communications services, each cell contains a transmitter, a receiver and signaling equipment, known as the radio communications site. The radio communications site is connected by microwave or traditional telephone lines to a switch that uses computers to control the operation of the digital wireless personal communications services network. The switch:

•       controls the transfer of calls from radio communications site to radio communications site as a subscriber’s handset travels;

•       coordinates calls to and from handsets;

•       allocates calls among the radio communications sites within the network; and

•       connects calls to the local wireline telephone system or to a long distance carrier.

Wireless communications providers establish interconnection agreements with local telephone companies and long distance telephone companies, thereby integrating their network with the existing communications network. Because the signal strength of a transmission between a handset and a radio communications site declines as the handset moves away from the radio communications site, the switching office and the radio communications site monitor the signal strength of calls in progress. When the signal strength of a call declines to a predetermined level, the switching office may “hand off” the call to another radio communications site where the signal strength is stronger.

Wireless personal communications services networks employ advanced digital technology that converts voice or data signals into a stream of digits that permit a single radio channel to carry multiple simultaneous transmissions. Wireless digital signal transmission is accomplished through the use of various forms of frequency management technology or “air interface protocols.” The FCC has not mandated a universal air interface protocol for digital wireless personal communications services networks. Digital wireless personal communications networks operate under one of three principal air interface protocols: CDMA, time division multiple access, commonly referred to as TDMA, or global system for mobile communications, commonly referred to as GSM. Sprint Nextel uses a form of enhanced specialized mobile radio technology in its Nextel network that combines wireless telephone service with a dispatch feature and paging, called integrated Digital Enhanced Network, or iDEN, technology. TDMA, GSM and iDEN communications are time division multiple access networks but are incompatible with the other. CDMA is incompatible with GSM, TDMA and iDEN networks. Accordingly, a subscriber of a network that utilizes CDMA technology is unable to use a CDMA handset when traveling in an area not served by CDMA-based wireless personal communications services operators, unless the customer carries a dual-band/dual-mode handset that permits the customer to use the analog cellular network in that area. The same issue would apply to users of TDMA or GSM systems. iDEN handsets presently operate only in the iDEN mode and cannot roam onto other digital or analog wireless networks. All of the wireless personal communications services operators now have dual-mode handsets available to their customers. Because digital networks do not cover all areas of the country, these handsets will remain necessary for segments of the subscriber base.

Benefits of CDMA technology.   The Sprint PCS network and the networks of the PCS affiliates of Sprint Nextel all use third generation, or 3G, digital CDMA technology in substantially all of their networks. We believe that CDMA provides important network performance benefits such as:

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

•       Soft Hand-Off.   CDMA networks transfer calls throughout the CDMA network using a technique referred to as a “soft hand-off”, which connects a mobile customer’s call with a new radio communications site while maintaining a connection with the radio communications site currently in use. CDMA networks monitor the quality of the transmission received by multiple radio communications sites simultaneously to select a better transmission path and to ensure that the network does not disconnect the call in one cell unless replaced by a stronger signal from another radio communications site. Analog, TDMA, GSM and iDEN networks use a “hard hand-off” and disconnect the call from the current radio communications site as it connects with a new one without any simultaneous connection to both radio communications sites.

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

•       EV-DO.   Sprint Nextel has begun to deploy EV-DO next generation technology in portions of its CDMA network and expects its EV-DO service, marketed as “Power Vision,” to be accessible to about 150 million people in early 2006. EV-DO is expected to deliver wireless data at average download speeds of 400-700 kilobits per second and a peak rate of up to 2.0 megabits per second, which could accelerate mobile-device data speeds up to 10 times faster than present network capabilities. EV-DO speeds should enhance data capabilities, including downloading music, streaming video and games, for wireless handsets and laptops through wireless connection cards. Although we are not required to deploy EV-DO across our portion of the Sprint PCS network, we have deployed EV-DO in selected markets covering approximately 10% of our network’s covered population, and may similarly elect to deploy EV-DO technology in additional areas of our network.

Competition

Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to decline in the future and the cost to acquire new customers to remain high. We face competition in our markets from national wireless carriers Verizon, Cingular, T-Mobile and Nextel (which is operated by Sprint Nextel subsequent to the merger in August 2005), in addition to competition from regional wireless carriers in certain markets. We also face competition from resellers in certain markets, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a facilities-based carrier and resell services through their own distribution network to the public. Virgin Mobile, Qwest Communications and Mobile ESPN, among others, have agreements with Sprint Nextel to act as resellers of PCS products and services in our markets.

Over the past several years, the FCC has auctioned and will continue to auction large amounts of wireless spectrum that could be used to compete with Sprint PCS products and services. Additionally, in the future, we expect to face increased competition from entities providing similar services using other communications technologies, including Wi-Fi and WiMAX. While some of these technologies and services are currently operational, others are being developed or may be developed in the future. Sprint Nextel has interests in developing technologies and delivery channels, such as its recently announced joint venture with cable companies Comcast Corporation, Time Warner Cable, Cox Communications and Advance/Newhouse Communications that may create additional competition against us in our markets.

Many of our competitors have significantly greater financial and technical resources and subscriber bases, more extensive coverage areas and more well-established marketing programs and brand names than we do. Some of our competitors may market other services, such as landline telephone service, cable television and Internet access, along with their wireless telecommunications services. Furthermore, there has been a recent trend in the wireless telecommunications industry towards consolidation of wireless service providers, which has led to larger competitors. In 2003, the FCC rule imposing limits on the amount of spectrum that can be held by one provider in a specific market was lifted, which has facilitated and may continue to facilitate the consolidation of some national providers.

The FCC’s mandate that wireless carriers provide for wireless local number portability, or WLNP, went into effect in late 2003. WLNP allows subscribers to keep their wireless phone numbers when switching to a different service provider, which could make it easier for competing providers to market their services to our existing users. WLNP makes customer defections more likely, and we may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors’ initiatives in an effort to retain customers or replace those who switch to other carriers.

We seek to attract and retain customers principally on the basis of:

•       the strength of the Sprint brand name and Sprint PCS products, services and features;

•       the nationwide Sprint PCS network;

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

Intellectual Property

The Sprint logo is a service mark registered with the United States Patent and Trademark Office. The service mark is owned by Sprint. We use the Sprint brand name, the Sprint logo and other service marks of Sprint in connection with marketing and providing wireless services within our markets. Under the terms of our trademark and service mark license agreements with Sprint and Sprint PCS, we do not pay a royalty fee for the use of the Sprint brand name and Sprint service marks.

Except in instances that are noncompetitive and other than in connection with national distribution agreements, Sprint has agreed not to grant to any other person a right or license to use the licensed marks in our markets. In all other instances, Sprint reserves the right to use the licensed marks in providing its services within or without our markets.

Our trademark and service mark license agreements with Sprint and Sprint PCS contain numerous restrictions with respect to the use and modification of any of the licensed marks.

Research and Development

We currently do not conduct our own research and development. Instead we benefit from Sprint’s and our vendors’ extensive research and development efforts, which provide us with access to new technological products and enhanced service features without significant research and development expenditures of our own.

We have been provided prompt access to developments produced by Sprint for use in the Sprint PCS network. We launched PCS Vision in 2002 concurrently with the national launch by Sprint. Sprint Nextel has begun to deploy EV-DO next generation technology and we have deployed EV-DO in selected markets covering approximately 10% of our network’s covered population concurrently. We believe that new features and services will be developed for the Sprint PCS network to take advantage of CDMA technology. We may be required to incur additional expenses in modifying our network in the future to provide these additional features and services.

Sprint PCS Agreements

The following is a summary of the material terms and provisions of our Sprint PCS agreements. These agreements have been amended through addendums in a number of respects to resolve issues that had arisen between Sprint PCS and us. We have filed the Sprint PCS agreements and addendums to the Sprint PCS agreements as exhibits to certain of our filings with the Securities and Exchange Commission and urge you to review them carefully. See “—Sprint Developments,” and “Item 1A. Risk Factors—The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us,” for recent developments between Sprint Nextel and us and other PCS affiliates of Sprint Nextel and risks related thereto.

Overview of Sprint PCS Relationship and Agreements

Under long-term agreements with Sprint PCS, we have the right to exclusively market PCS products and services under the Sprint brand name in our markets. Sprint PCS owns the spectrum licenses and we are granted use of these licenses through our agreements with Sprint PCS. The agreements with Sprint PCS require us to interface with the Sprint PCS national wireless network by building our PCS network to operate on the PCS frequencies licensed to Sprint PCS. The Sprint PCS agreements also give us access to Sprint PCS’ equipment discounts, roaming revenue from Sprint PCS customers traveling into our markets, and various other back office services. Our relationship and agreements with Sprint PCS provided strategic advantages, including avoiding the need to fund up-front spectrum acquisition costs and the costs of establishing billing and other customer services infrastructure. The Sprint PCS agreements have an initial term of 20 years ending in 2018 and will automatically renew for three additional successive 10-year terms for a total term of 50 years, unless we or Sprint PCS provide the other with two years’ prior written notice to terminate the agreements or unless we are in material default of our obligations under the agreements.

We have four major agreements with Sprint PCS:

•       the management agreement;

•       the services agreement;

•       the trademark and service mark license agreement with Sprint; and

•       the trademark and service mark license agreement with Sprint PCS.

The Management Agreement

Under our management agreement with Sprint PCS, we have agreed to:

•       construct and manage a network in our markets in compliance with Sprint PCS’ PCS licenses and the terms of the management agreement;

•       distribute during the term of the management agreement Sprint PCS products and services;

•       use Sprint PCS’ and our own distribution channels in our markets;

•       conduct advertising and promotion activities in our markets; and

•       manage that portion of Sprint PCS’ customer base assigned to our markets.

Sprint PCS will supervise our PCS network operations and has the right to unconditional access to our PCS network.

Exclusivity.   We are designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in our markets. Sprint PCS and Sprint’s related parties are prohibited from owning, operating, building or managing another wireless mobility communications network operating in the 1900 MHz spectrum range in our markets while our management agreement is in place and no event has occurred that would permit the agreement to be terminated. Sprint PCS is permitted under our agreement to make national sales to companies in our markets and, as required by the FCC, to permit resale of Sprint PCS products and services in our markets. If Sprint PCS decides to expand the geographic area of our build-out, Sprint PCS must provide us with written notice of the proposed expansion. We have 90 days to determine whether we will build out the proposed area. If we do not exercise this right, Sprint PCS can build out the markets or permit another PCS affiliate of Sprint Nextel to do so.

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

Products and services.   The management agreement identifies the products and services that we can offer in our markets. These products and services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement, or as modified by Sprint PCS. We are allowed to resell Sprint PCS services to wireless resellers who in turn resell Sprint PCS services to their customers using our network. We also are allowed to sell wireless products and services that are not Sprint PCS products and services if those additional products and services do not cause distribution channel conflicts or, in Sprint PCS’ sole determination, consumer confusion with Sprint PCS products and services. We may cross-sell services such as long distance service, Internet access, handsets, and prepaid phone cards with Sprint, Sprint PCS and other Sprint PCS affiliates. If we decide to use third parties to provide these services, we must give Sprint PCS an opportunity to provide the services on the same terms and conditions. We cannot offer traditional telephone services based on wireless technology specifically designed for the competitive local telephone market in areas where Sprint owns the local telephone company unless we name the Sprint-owned local telephone company as the exclusive distributor or Sprint PCS approves the terms and conditions.

We participate in the Sprint PCS sales programs for national sales to customers, and pay the expenses and receive the compensation from national accounts located in our markets. As a participant in these sales programs, our responsibilities include assisting Sprint PCS’ national sales team in our markets in connection with implementing national sales programs, negotiating customer contracts and managing customer accounts. We must use Sprint’s long distance service for calls made from within designated portions of our markets to areas outside those designated portions and to connect our network to the national platforms Sprint PCS uses to provide some of its services under our services agreement. We must pay Sprint PCS the same price for this service that Sprint PCS pays to Sprint, along with an additional administrative fee.

Service pricing, roaming, travel and fees.   We must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. We are permitted to establish our own local price plans for Sprint PCS products and services offered only in our markets, subject to Sprint PCS’ approval. We are entitled to receive fees weekly from Sprint PCS equal to 92% of net “billed revenue” related to customer activity less applicable write-offs, net of deposits applied. Sprint determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in our markets, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911, WLNP and universal service fund charges, and customer handset insurance are not considered “billed revenue.” Billed revenue generally includes all other customer account activity for Sprint PCS products and services in our markets, which includes such activities billed to, attributed to or otherwise reflected in customers accounts. We are generally entitled to 100% of the proceeds from customers for equipment and accessories sold or leased by us and to a percentage of fees for enhanced 911 and WLNP attributable to customers based in our markets less applicable write-offs. We also are entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with customers in our markets. Many Sprint PCS subscribers purchase nationwide pricing plans that allow roaming anywhere on Sprint PCS’ and its affiliates’ networks without incremental Sprint PCS roaming charges. However, we earn Sprint PCS roaming revenue for every minute that a Sprint PCS subscriber from outside our markets enters our markets and uses our network. We earn revenue from Sprint PCS based on a per minute rate when Sprint PCS’ or other Sprint PCS affiliates’ subscribers travel on our portion of the Sprint PCS network. Similarly, we pay the same rate for every minute our subscribers use the Sprint PCS network outside our markets. The roaming rate onto a non-Sprint PCS provider’s network is set under Sprint PCS’ third party roaming agreements.

Under our agreement with Sprint PCS, the reciprocal roaming rate exchanged for customers who roam into the other party’s or another PCS affiliate’s network was initially established at $0.20 per minute. In April 2001, we, along with other PCS affiliates of Sprint Nextel, reached an agreement in principle with Sprint PCS to reduce this reciprocal roaming rate exchanged between Sprint PCS and the PCS affiliates. The rate was reduced from the original $0.20 per minute of use to $0.15 per minute of use beginning June 1, 2001, and to $0.12 per minute of use beginning October 1, 2001. The rate was reduced to $0.10 per minute for 2002 and further reduced to $0.058 per minute for 2003. The rate is currently fixed through December 31, 2006 at $0.058 per minute plus the actual long distance charges incurred. Beginning on January 1, 2007, the reciprocal roaming rate will change annually to equal 90% of Sprint PCS’ retail yield from the prior year subject to certain limitations. Sprint PCS’ retail yield is defined as Sprint PCS’ average revenue per user for voice services divided by the average minutes of use per user.

In addition to the reciprocal per minute fee for the Sprint PCS roaming discussed above, we also recognize roaming revenue and expense related to data usage from data services when wireless subscribers are using such services outside of their home territory. We recognize revenue when a wireless subscriber based outside of our markets uses data services on our network and we recognize expense when our subscribers use such services on the Sprint PCS network or network of another PCS affiliate of Sprint Nextel outside of our markets. This roaming activity is settled on a per kilobit (KB) basis at a rate that is currently fixed at $0.0020 per KB through December 31, 2006. Thereafter, the rate will be calculated based upon a predetermined formula specified in our management agreement.

We also receive wholesale revenue at established rates from reseller programs in which we participate.

Advertising and promotions.   Sprint PCS is responsible for all national advertising and promotion of the Sprint PCS products and services. We are responsible for advertising and promotion in our markets. Sprint PCS’ service area includes the urban markets around our markets. Sprint PCS pays for advertising in these markets. Given the proximity of those markets to ours, we receive spill-over from Sprint PCS’ advertising in surrounding urban markets.

Program requirements.   Under our management agreement with Sprint PCS, we must comply with Sprint PCS’ program requirements for technical standards, customer service standards and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. We are required to build a network that meets minimum transport requirements established by Sprint PCS for links between our cell sites and switches. These requirements are measured in milliseconds. We also are required to have minimal loss and echo return loss on our telephone lines. We must meet network up-time percentage in excess of 95%. Sprint PCS can adjust the program requirements at its discretion, subject to certain limitations, including those specified below. We can decline to implement any “non-capital program requirement change” (as defined below) if the change will:

•       cause our combined peak negative cash flow to be an amount greater than 3% of UbiquiTel Inc.’s “enterprise value” (as defined below);

•       when combined with all other changes in the program requirements that we agree to or were required to implement, within the prior 12 months, cause our combined cumulative peak negative cash flow to be an amount greater than 5% of UbiquiTel Inc.’s “enterprise value”;

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

For purposes of determining whether a “non-capital program requirement change” will adversely impact our operations, UbiquiTel Inc.’s “enterprise value” is defined as the book value of its outstanding debt and preferred stock, in addition to the fair market value of its publicly-traded equity (excluding preferred stock), less cash.

A “non-capital program requirement change” means a program requirement change that does not require us to make any capital expenditures in excess of 5% of our capital budget as approved by our board of directors for the fiscal year in which the program requirement change is requested, but does not include changes to the trademark usage guidelines, the marketing communications guidelines and the Sprint PCS national or regional distribution program requirements.

We also may decline to implement any change in any “capital program requirement” (as defined below), if the change will have a negative net present value applying a five-year discounted cash flow model.

A “capital program requirement change” means a program requirement change that requires us to make a capital expenditure that is greater than 5% of our capital budget as approved by our board of directors for the fiscal year in which the program requirement change is requested, but does not include changes to the trademark usage guidelines, the marketing communications guidelines and the Sprint PCS national or regional distribution program requirements.

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

Under our services agreement with Sprint PCS, Sprint PCS may terminate a significant service, including customer service, billing or collections, upon nine months’ advance written notice. We could then be required to establish and operate our own customer service center to, among other things, handle customer inquiries, activate handsets and accounts, handle billing or handle collections within stringent time guidelines established by Sprint PCS.

Non-competition.   We may not offer Sprint PCS products and services outside our markets without the prior written approval of Sprint PCS. Within our markets we may offer, market or promote telecommunications products and services only under the Sprint brand, our own brand, brands of related parties of ours or other products and services approved under the management agreement, except that no brand of a significant competitor of Sprint PCS or its related parties may be used for those products and services. To the extent we obtain licenses to provide PCS services outside our markets, we may not use the spectrum to offer Sprint PCS products and services without prior written consent from Sprint PCS. Additionally, if customers from our markets travel to other geographic areas, we must route those customers’ incoming and outgoing calls according to Sprint PCS’ roaming and inter-service area requirements, without regard to any wireless networks that we or our affiliates operate.

Inability to use non-Sprint PCS brand.   We may not market, promote, advertise, distribute, lease or sell any Sprint PCS products and services on a non-branded, “private label” basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the trademark and service mark license agreements.

Change of Control.   A change of control of our ownership is subject to Sprint PCS’ consent, which cannot be unreasonably withheld.

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

•       termination of Sprint PCS’ PCS licenses;

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

Rights on Termination.   If we have the right to terminate the management agreement because of an event of termination caused by Sprint PCS, generally we may:

•       require Sprint PCS to purchase all of our operating assets used in connection with our PCS network for an amount equal to 80% of our “entire business value” (as determined in the manner described below under “Determination of Entire Business Value”);

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

•       where Sprint PCS may, or is required to, purchase our operating assets the appraisers will value the business as if we own the spectrum and frequencies that we use under the management agreement; where we may, or are required to, purchase a portion of Sprint PCS’ licensed spectrum, the business will be valued as if we already own that portion of the spectrum that we are going to purchase; and

•       the valuation will not include any value for the business not directly related to the Sprint PCS products and services.

Insurance.   We are required to obtain and maintain with financially reputable insurers who are licensed to do business in all jurisdictions where any work is performed under the management agreement and who are reasonably acceptable to Sprint PCS, workers’ compensation insurance, commercial general liability insurance, business automobile insurance, umbrella excess liability insurance and “all risk” property insurance.

Indemnification.   We have agreed to indemnify Sprint PCS and its directors, employees and agents and related parties of Sprint PCS and their directors, managers, officers, employees, agents and representatives against any and all claims against any of the foregoing arising from our violation of any law, a breach by us of any representation, warranty or covenant contained in the management agreement or any other agreement between us and Sprint PCS, our ownership of the operating assets or the actions or the failure to act of anyone employed or hired by us in the performance of any work under the agreement, except we will not indemnify Sprint PCS for any claims arising solely from the negligence or willful misconduct of Sprint PCS. Sprint PCS has agreed to indemnify us and our directors, managers, officers, employees, agents and representatives against all claims against any of the foregoing arising from Sprint PCS’ violation of any law and from Sprint PCS’ breach of any representation, warranty or covenant contained in the management agreement or any other agreement between Sprint PCS and us, except Sprint PCS will not indemnify us for any claims arising solely from our negligence or willful misconduct.

Most favored nation clause.   We generally have the right to amend our management agreement or services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint and another Sprint PCS affiliate of similar size (defined as having at least 3.0 million covered POPs) if, prior to December 31, 2006, Sprint amends the terms of any of those agreements of another Sprint PCS affiliate of similar size in a manner that are more favorable than the terms of our agreements. This right is only effective, however, if we agree to accept all of the terms and conditions set forth in the other agreements agreed to after April 1, 2004 and (1) those agreements were not amended with such Sprint PCS affiliate, solely because the affiliate owns the spectrum on which its network operates (unless such PCS affiliate of Sprint Nextel acquired the spectrum from Sprint after April 1, 2004), (2) the amendments to those agreements were not compelled by a law or regulation inapplicable to us, or (3) the amendments to those agreements were not due solely to a change in a build-out plan.

The Services Agreement

Pursuant to amendments to our services agreement in 2003, Sprint PCS consolidated support services relating to billing, customer care, collections, network operations control center monitoring, national platform interconnectivity, voice mail, directory assistance, operator services and roaming clearinghouse services into one back office service referred to as Sprint CCPU service. Pursuant to the same amendments, Sprint PCS also consolidated services relating to subscriber activation, credit verification, handset logistics and handset carrying and obsolescence costs into one category referred to as Sprint CPGA service. The Sprint CCPU service and the Sprint CPGA service include services and/or costs that we had been purchasing (in the case of services) or bearing (in the case of costs) prior to the consolidation. The monthly rate for 2006 for Sprint CCPU service is $6.75 per subscriber and the rate for 2006 for Sprint CPGA service is $19.00 per gross addition. The rates will be reset for three-year periods, and are due to be reset for the three-year period ending on December 31, 2009. Sprint Nextel has notified us of proposed fees for these services for the next three-year period pursuant to our services agreement. We are presently in discussions with Sprint Nextel regarding its proposal. If we and Sprint Nextel cannot agree to new rates for these services for the upcoming three-year period or any other future three-year period, we have the option to continue to purchase the Sprint CCPU service or Sprint CPGA service and have an arbitrator determine the new rate or self-provision or procure those services elsewhere, subject to certain rights and procedures relating to our ability to transition only customer care and collection services beginning in 2008.

Sprint Nextel may contract with third parties to provide expertise and services identical or similar to those to be made available or provided to us. We have agreed not to use the services performed by Sprint in connection with any other business or outside our markets. Sprint must give us nine months’ notice if it discontinues a significant service, including customer service, billing or collections, and if we wish to continue to receive that service, Sprint will use commercially reasonable efforts to help us provide the service ourselves or find another vendor to provide the service and to facilitate any transition.

We have agreed with Sprint PCS to indemnify each other as well as officers, directors, employees and certain other related parties and their officers, directors and employees for violations of law or the services agreement except for any liabilities resulting from the indemnitee’s negligence or willful misconduct. The services agreement also provides that no party to the agreement will be liable to the other party for special, indirect, incidental, exemplary, consequential or punitive damages, or loss of profits arising from the relationship of the parties or the conduct of business under, or breach of, the services agreement except as may otherwise be required by the indemnification provisions. The services agreement automatically terminates upon termination of the management agreement and neither party may terminate the services agreement for any reason other than the termination of the management agreement.

The Trademark and Service Mark License Agreements

We have non-transferable, royalty-free licenses to use the Sprint brand name and logo, and several other U.S. trademarks and service marks on Sprint PCS products and services. Our use of the licensed marks is subject to our adherence to quality standards determined by Sprint and use of the licensed marks in a manner that would not reflect adversely on the image of quality symbolized by the licensed marks. We have agreed promptly to notify Sprint of any infringement of any of the licensed marks within our markets of which we become aware and to provide assistance to Sprint in connection with Sprint’s enforcement of its rights. We have agreed with Sprint and Sprint PCS to indemnify each other for losses incurred in connection with a material breach of the trademark license agreements. In addition, we have agreed to indemnify Sprint and Sprint PCS from any loss suffered by reason of our use of the licensed marks or marketing, promotion, advertisement, distribution, lease or sale of any Sprint or Sprint PCS products and services other than losses arising solely out of our use of the licensed marks in compliance with certain guidelines.

Sprint and Sprint PCS can terminate the trademark and service mark license agreements if we file for bankruptcy, materially breach the agreement or our management agreement is terminated. We can terminate the trademark and service mark license agreements upon Sprint’s or Sprint PCS’ abandonment of the licensed marks or if Sprint or Sprint PCS files for bankruptcy, or the management agreement is terminated.

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

•       impose fines and forfeitures for violations of the Communications Act and the FCC’s rules; and

•       regulate the technical standards of PCS networks.

Through rules that became effective in 2003, the FCC eliminated its spectrum cap for commercial mobile radio service, or CMRS, which includes broadband wireless personal communications services, cellular and SMR. The cap previously had limited CMRS providers to 55 MHz of spectrum in any geographic area.

Transfers and Assignments of PCS Licenses

The FCC must give prior approval to the assignment of licenses or transfers of licenses involving substantial changes in ownership or control of a PCS license. Non-controlling interests in an entity that holds a PCS license or operates PCS networks generally may be bought or sold without prior FCC approval. The FCC requires only post-consummation notification of certain pro forma assignments or transfers of control. In the past few years, the FCC established new rules designed to facilitate the transfer of spectrum licenses. Among other things, those rules allow one company to lease all or part of its spectrum rights to another company, and provide immediate and automatic FCC approval for certain types of license transfers.

Conditions of PCS Licenses

All PCS licenses are granted for 10-year terms conditioned upon compliance with various rules and regulations of the FCC, including timely compliance with the FCC’s build-out requirements. Pursuant to the FCC’s build-out requirements, all 30 MHz broadband PCS licensees must construct facilities that offer coverage to one-third of the population within their licensed service areas within five years and to two-thirds of the population within ten years, and all 10 MHz broadband PCS licensees must construct facilities that offer coverage to at least one-quarter of the population in their licensed service areas within five years or make a showing of “substantial service” within that five-year period. If the build-out requirements are not met, the PCS licenses could be forfeited.

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

PCS License Renewal

PCS licenses can be renewed for additional 10-year terms. PCS license renewal applications are not subject to auctions. However, under the FCC’s rules, third parties may oppose renewal applications and/or file competing applications. If one or more competing applications are filed, a renewal application will be subject to a comparative renewal hearing. The FCC’s rules afford PCS renewal applicants involved in a comparative renewal hearing a “renewal expectancy.” The renewal expectancy is the most important comparative factor in a comparative renewal hearing and is applicable if the PCS renewal applicant has provided “substantial service” during its license term and substantially complied with all applicable laws and FCC rules and policies. The FCC’s rules define “substantial service” in this context as service that is sound, favorable and substantially above the level of mediocre service that might minimally warrant renewal. We believe that the FCC’s renewal expectancy and procedures make it likely that Sprint will retain its PCS licenses that we manage for the foreseeable future.

Interconnection

The FCC has the authority to order interconnection between commercial mobile radio service providers and incumbent local exchange carriers. The FCC has ordered local exchange carriers to establish reciprocal compensation with commercial mobile radio service providers, which provide telecommunications services through wireless technology for transport and termination of telecommunications. The FCC rules define reciprocal compensation as compensation from one carrier to another for the transport and termination on each carrier’s network facilities of local telecommunications traffic originating on the network facilities of the other carrier. As a commercial mobile radio service provider, we are required to pay reciprocal compensation to a wireline local exchange carrier that transports and terminates a local call that originated on our network. Similarly, we are entitled to receive reciprocal compensation when we transport and terminate a local call that originated on a wireline local exchange carrier’s network. In conjunction with Sprint, we negotiate interconnection agreements for our network with major incumbent local exchange carriers and smaller independent local telephone companies. If an agreement cannot be reached, under certain circumstances, parties to interconnection negotiations can submit outstanding disputes to state authorities for arbitration. Negotiated interconnection agreements are subject to state approval. The FCC rules and rulings, as well as the state arbitration proceedings, will directly impact the nature and cost of the facilities necessary for interconnection of the Sprint PCS network with other telecommunications networks. They also will determine the nature and amount of revenues we and Sprint can receive for terminating calls originating on the networks of local exchange carriers and other telecommunications carriers.

Other FCC Requirements

CMRS providers, including Sprint, are required to permit manual roaming on their networks. With manual roaming, any user whose mobile phone is technically capable of connecting with a carrier’s network must be able to make a call by providing a credit card number or making some other arrangement for payment. Since October 2000, the FCC has been considering changes in its rules that may terminate the manual roaming requirement and could impose automatic roaming obligations, under which users with capable equipment would be permitted to originate or terminate calls without taking action other than turning on their mobile phones.

FCC rules require that local exchange carriers and most commercial mobile radio service providers allow customers to change service providers without changing telephone numbers, which, for wireless service providers, is referred to as wireless local number portability, or WLNP. The FCC also has adopted rules governing the porting of wireline numbers to wireless carriers.

FCC rules require broadband PCS and other commercial mobile radio service providers to employ enhanced emergency 911 capabilities that provide the location of wireless 911 calls to “Public Safety Answering Points.” Sprint and other providers of cellular and PCS services are required to contribute to various state and local funds to support enhanced 911 capability through charges on customer invoices.

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

Communications Assistance for Law Enforcement Act and USA Patriot Act

The Communications Assistance for Law Enforcement Act, or CALEA, requires Sprint and other telecommunications carriers to meet capability and capacity requirements needed by federal, state and local law enforcement to preserve their electronic surveillance capabilities. Certain capability requirements established by the Department of Justice and Federal Bureau of Investigation were temporarily suspended pending further review by the FCC. The USA Patriot Act includes certain provisions that enable law enforcement agencies and other branches of the government to more easily acquire records and information regarding certain uses of communications facilities from telecommunications carriers, including PCS carriers.

Customer Privacy Requirements

Telecommunications providers, including Sprint Nextel and other wireless providers, are required to protect the privacy of their customers’ network usage information, known as Customer Proprietary Network Information or CPNI. In February 2006, the FCC proposed to adopt additional CPNI requirements to protect against disclosure of customer information to third party data brokers.

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

Review of Universal Service Requirements

The FCC and certain states have established “universal service” programs to ensure that affordable, quality telecommunications services are available to all Americans, and to support the availability of advanced telecommunications services to schools, libraries, and rural health care centers. Sprint is required to contribute to the federal universal service program as well as existing state programs. Currently, Sprint and we, like other providers of telecommunications services, including wireless service providers, are required to contribute to the federal Universal Service Fund based on revenues derived from interstate telecommunications services. The FCC is considering changes to the manner in which contributions to the federal Universal Service Fund are assessed. At the present time it is not possible to predict the extent of Sprint’s total federal and state universal service assessments or its ability to recover from the universal service fund. Wireless providers may seek designation as “Eligible Telecommunications Carriers,” or ETCs, in specific geographic areas. ETC designation makes those carriers eligible to receive funds from the federal universal service fund to support the provision of telecommunications service to customers in certain high cost areas. Within our markets, Sprint has been designated as an ETC in the states of Indiana, Tennessee, Utah and Washington.

Partitioning; Disaggregation

FCC rules allow broadband PCS licensees to partition their market areas and/or to disaggregate their assigned spectrum and to transfer partial market areas or spectrum assignments to eligible third parties.

Wireless Facilities Siting

States and localities are not permitted to regulate the placement of wireless facilities so as to “prohibit” the provision of wireless services or to “discriminate” among providers of such services. In addition, so long as a wireless system complies with the FCC’s rules, states and localities are prohibited from using radio frequency health effects as a basis to regulate the placement, construction or operation of wireless facilities. These rules are designed to make it possible for us, Sprint and other wireless entities to acquire necessary tower sites in the face of certain types of local zoning opposition and delays, but they do not completely pre-empt state and local authority over tower siting.

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

In March 2006, the California Public Utilities Commission approved a telecommunications bill of rights that will be applicable to Sprint and other wireless service providers. These requirements provide for improved consumer education and increased enforcement by the Public Utilities Commission of rules governing wireless service. Compliance with these requirements could make it more costly for Sprint and its affiliates like us to provide service in that state.

Employees

As of December 31, 2005, we employed 425 full-time and 35 part-time employees. None of our employees is represented by a labor union. We believe that our relations with our employees are good.

Executive Officers

The name, age and position of each of our current executive officers are as follows:

Donald A. Harris, 53, has served as our President and Chief Executive Officer and as a director since our inception and was appointed Chairman of the Board in May 2000. Mr. Harris has more than 20 years of experience in the telecommunications industry, and is the former president of Comcast Cellular Communications, Inc., and a former senior vice president of Comcast Corporation. He also participated in Comcast’s efforts on the board of Nextel. Mr. Harris managed the build-out of and had operating responsibility for Comcast’s cellular operations in Pennsylvania, New Jersey and Delaware with over 8 million residents. Mr. Harris also was responsible for Comcast’s PCS experimental trials. Prior to joining Comcast in February 1992, Mr. Harris was Vice President/General Manager of PacTel Cellular’s Los Angeles office, the then largest traditional cellular operation in the United States. He also held several senior management positions with PacTel, including Vice President of Corporate Development, and President and Chief Executive Officer of the San Francisco Cellular Partnership. Mr. Harris began his career in the wireless communications industry as a consultant with McKinsey & Company. Mr. Harris is a graduate of the United States Military Academy at West Point and holds a Master of Business Administration degree from Columbia University.

Dean E. Russell, 53, has been our Chief Operating Officer since October 1999. He is responsible for overseeing all of the functional areas of our operations including sales and marketing, network and field operations and human resources. Prior to joining us, Mr. Russell was part of the executive management team of Education Management Corporation from October 1997 to October 1999. He held various positions with Education Management Corporation including Director of Operations for the Art Institute of Fort Lauderdale and President of the Art Institute International at San Francisco. Previously, Mr. Russell was the General Sales Manager for Comcast Cellular Communications, Inc. in Atlantic City and Cape May County in New Jersey from October 1995 to October 1997. Prior to joining Comcast Cellular Communications, Inc., Mr. Russell served in the United States Army for 20 years before retiring as a Lieutenant Colonel. Mr. Russell has over 30 years of leadership experience including hands on experience managing diverse operations. Mr. Russell holds a Bachelor of Science degree in Engineering from the United States Military Academy at West Point, a Master of Education degree from the University of Georgia and a Master of Business Administration degree in International Business from Long Island University.

James J. Volk, 42, joined us as Chief Financial Officer in July 2001 and is responsible for all of the company’s financial activities. Prior to that, he served as Regional Vice President of Finance and Chief Financial Officer of Cingular Wireless’ East Region since September 2000 where he was responsible for all financial aspects of the region which provided service to approximately 4 million customers. He previously served as Vice President of Finance and Chief Financial Officer of Cingular’s Philadelphia market from August 1999 to September 2000. Mr. Volk joined Cingular as Director of International Finance in January 1995 where he was responsible for all financial aspects of the international wireless operations and business development of the Comcast Cellular Division. He also served from May 1998 to August 1999 as Director of Strategic Marketing Planning, where he was responsible for planning and analysis as well as business development for the Comcast Cellular Division. Mr. Volk is a Certified Public Accountant and holds a Bachelor of Science degree in Accounting from the University of Delaware and a Master of Business Administration degree from Villanova University.

Patricia E. Knese, 47, joined us in November 2000 as Vice President and General Counsel, and she was appointed our Secretary in February 2001 and Senior Vice President in May 2004. From May 1999 to November 2000, Ms. Knese served as Head Transactions and E-Health Counsel for Aetna U.S. Healthcare Inc., the Hartford, Connecticut-based health benefits company, and as General Counsel for InteliHealth Inc., an Aetna Internet subsidiary, where she was responsible for mergers and acquisitions, strategic relationships and investments, and licensing and other e-commerce related legal matters. From September 1993 to April 1999, she was an attorney at Morgan, Lewis & Bockius LLP in the Business and Finance area of the firm, and served as a federal judicial clerk from 1992 to 1993 with the chief judge of the United States District Court for the District of Delaware. She also has over ten years of management experience in the automotive industry with automotive manufacturers Subaru of America, Inc. and Chrysler Corporation. Ms. Knese holds a Bachelor of Science degree in Management/Marketing from Saint Joseph’s University, a Master of Business Administration degree from Drexel University and a Juris Doctor degree, summa cum laude, from Temple University School of Law.

David L. Zylka, 45, joined us in January 2000 as Vice President-Engineering, and in January 2004 he was appointed our Chief Technology Officer. In this role he is responsible for overseeing all activities within the engineering, network operations, implementation and information technology organizations of the company. Mr. Zylka has 14 years experience in the telecommunications industry. From January 1999 to December 1999, he served as Vice President of Engineering for Frontier Cellular Communications in Rochester, New York where he developed and executed a $59 million CDMA (code division multiple access) network expansion plan. Before he joined Frontier Cellular Communications, Mr. Zylka held various positions at Comcast Communications in Philadelphia, Pennsylvania from May 1991 to November 1998, most recently as Vice President of Operational and Performance Engineering for the Comcast Cellular network. Mr. Zylka holds a Bachelor of Science degree in Electrical Engineering from the United States Military Academy at West Point and a Master of Science degree in Information Systems Management from Golden Gate University.

ITEM 1A.        Risk Factors

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

Risks Related to Our Business, Strategy and Operations

The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us

We cannot predict the outcome of our litigation against Sprint Nextel relating to the merger of Sprint and Nextel and the resulting violations of our exclusivity and other rights under the management agreement. See “Item 1. Business—Sprint Developments.” We do not know how Sprint Nextel will operate the legacy Nextel business, which is a wireless business that is competitive with ours in our markets, after expiration of the forbearance agreement or if the court issues a ruling in the litigation favoring Sprint.

We are highly dependent on Sprint roaming revenues to supplement our core subscriber business. Roaming revenues from Sprint represented 73% of roaming and wholesale revenues in 2005 and 22% of service revenues and produced margins of approximately 85%. If Sprint diverts Sprint PCS roaming traffic from our network to the network of the legacy Nextel business in our markets through the development, introduction and sale of handsets that operate on both networks or through other network or technological changes, this would have a material adverse effect on our profitability and cash flows from operations, and our stock price may be adversely affected.

Notwithstanding the limitations the forbearance agreement imposes on Sprint Nextel, Sprint Nextel’s ownership and operation of the legacy Nextel business in our markets has, among other things, caused customer confusion in our markets and has had a negative impact on our subscriber growth and subscriber revenues. If, following the expiration of the forbearance agreement or a ruling in the litigation favoring Sprint, Sprint Nextel engages in additional detrimental conduct, some examples of which include the following, subscriber growth and revenues could be adversely affected:

•       changing the branding of the legacy Nextel operations, products and services in our markets that compete with us to the Sprint brands utilized by us to sell Sprint PCS products and services under our management agreement, including branding of distribution points such as retail stores and national retailers operating in our markets, advertising, marketing materials, product branding and branding of services and rate plans;

•       sharing our confidential business information with persons at Sprint Nextel who are involved in the business and operations of the legacy Nextel business that competes with us;

•       inducing and facilitating our Sprint PCS customers to transition their wireless service to Nextel through methods such as direct marketing, advertising, waivers of early termination fees, and customer service interactions;

•       withholding information from us regarding its future technology, product or pricing planning; and

•       devoting less personnel and resources to the remaining PCS affiliates including us as a result of Sprint Nextel’s acquisition of more than fifty percent of the subscriber base managed by PCS affiliates prior to the Sprint-Nextel merger.

If we do not prevail in our litigation with Sprint Nextel, upon the expiration of the forbearance agreement Sprint Nextel may operate the legacy Nextel business in our markets in a manner that would have an adverse effect on our business and operations, and our stock price may be adversely affected.

Our substantial leverage could adversely affect our financial health

We are highly leveraged. As of December 31, 2005, our total outstanding debt was approximately $423.7 million. Our substantial indebtedness could adversely affect our financial health by, among other things:

•       increasing our vulnerability to adverse economic conditions;

•       limiting our ability to obtain any additional financing we may need to operate, develop and expand our business;

•       limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•       requiring us to dedicate a substantial portion of any cash flows from operations to make interest and principal payments on our debt, which reduces funds available for operations and future business opportunities; and

•       potentially making us more highly leveraged than some of our competitors, which could potentially decrease our ability to compete in our industry.

The ability to make payments on our debt will depend upon our future operating performance, which is subject to general economic and competitive conditions, the outcome of our litigation with Sprint Nextel, and to financial, business and other factors, many of which we cannot control. If the cash flow from our operating activities is insufficient, we may take actions, such as delaying or reducing capital expenditures, attempting to restructure or refinance our debt, selling assets or operations or seeking additional equity capital. Any or all of these actions may not be sufficient to allow us to service our debt obligations. Further, we may be unable to take any of these actions on satisfactory terms, in a timely manner or at all. The indenture governing our outstanding notes limits our ability to take several of these actions. Our failure to generate sufficient funds to pay our debts or to successfully undertake any of these actions could, among other things, materially adversely affect the market value of our securities and our ability to repay our obligations under them. Additionally, the indenture governing our outstanding notes permits us to incur additional indebtedness, which may be secured by some or all of our assets, which could further exacerbate the risks associated with our leverage. We from time to time evaluate options for additional financings to supplement our liquidity position and maintain maximum financial flexibility. We may not be able to access the credit markets for additional capital if we have insufficient cash to satisfy the needs of our business.

We may not be able to achieve our projected growth or obtain sufficient revenues to sustain operating profitability or positive cash flows, which may result in our inability to meet our debt obligations or fund capital expenditures

Our business projections reflect continuing growth in our subscriber base. We incurred net losses from our inception in 1999 through the year ended December 31, 2004 as we developed and grew our network, distribution channels and subscriber base. Our future operating profitability and cash flows from operating activities will depend upon many factors, including, among others, the outcome of our litigation against Sprint Nextel and our ability to market Sprint PCS products and services, achieve projected market penetration and manage subscriber turnover rates. If we acquire more new customers than we project, the upfront costs to acquire those customers (including the handset subsidy, commissions and promotional expenses) may result in greater cash used in the near term and, thus, lower cash flows from operations, but provide greater cash flows from operations in later periods. Conversely, if there is a slowdown in new subscriber growth in our markets or the wireless industry generally, we may acquire fewer new customers, which would result in higher cash provided in the near term and, thus, higher cash flows from operations, but provide lower cash flows from operations in later periods. If we do not sustain operating profitability and positive cash flows from operating activities, we may be unable to make interest or principal payments on our debt. We will have to dedicate a substantial portion of any future cash flows from operations to make interest and principal payments on our debt and fund capital expenditures, which will reduce funds available for other purposes. Although we have completed our required network coverage build-out, our business requires additional capital expenditures for capacity enhancements, coverage expansions and new technology enhancements. If we do not maintain positive cash flows from operations, or if our operating cash flows are insufficient to cover our debt obligations in the future, we may be unable to operate our business in an effective or competitive manner or make required payments on our debt.

If we receive less revenues or incur more fees than we anticipate for PCS roaming from Sprint Nextel, our results of operations may be negatively affected

We are paid a fee from Sprint Nextel for every minute and kilobyte that a Sprint PCS subscriber based outside of our markets uses our network. Similarly, we pay a fee to Sprint Nextel for every minute that our customers use the Sprint PCS network outside of our markets. The per-minute and per-kilobyte rates that we receive from Sprint Nextel and that we pay to Sprint Nextel are the same and are fixed until the end of December 2006. Thereafter, the rates will change, based on an agreed-upon formula that may have an adverse effect on us. In addition, Sprint PCS subscribers based in our markets may spend more time in other Sprint PCS coverage areas than we anticipate, and Sprint PCS subscribers based outside of our markets may use our network less than we anticipate. Further, Sprint Nextel could take actions that result in less usage of our network by Sprint PCS subscribers based outside of our markets, such as diverting traffic to another network, which would have an adverse effect on us. As a result, we may receive less Sprint PCS roaming revenue and/or have to pay more in Sprint PCS roaming fees than we anticipate. Our ratio of inbound to outbound roaming with Sprint Nextel was approximately 1.7 to 1 for the year ended December 31, 2005.

Revenues from subscribers of wireless communications providers other than Sprint Nextel that roam on our network and revenues from subscribers of MVNOs may decline in the future

We derive a significant amount of roaming revenue from wireless communications providers other than Sprint Nextel for permitting their subscribers to roam on our network when they are in our markets. We do not have agreements directly with these wireless providers. Instead, we rely on roaming arrangements Sprint Nextel has negotiated and entered into. We also derive a significant amount of revenues from subscribers of MVNOs who use our network at rates negotiated by Sprint Nextel that could be adjusted downward. If Sprint Nextel agrees to a lower negotiated rate, it would lower our revenues. If the roaming rates offered by Sprint Nextel are not attractive, wireless communications providers with roaming arrangements providing us revenue may decide to build out their own networks in our markets and compete with us directly or enter into roaming arrangements with our competitors who also have networks in our markets. Similarly, MVNOs may attempt to establish more attractive rates with competitors, leading to a reduction in revenues from subscribers of MVNOs using our network. A significant reduction in roaming or MVNO rates or the loss of all or a significant portion of these revenues would have a material adverse effect on our financial condition and results of operations.

We may incur additional charges against our earnings as a result of any future determination of an impairment of goodwill and intangible assets acquired in a business combination

Our consolidated balance sheet included goodwill and an intangible asset resulting from a business combination totaling approximately $38.1 million and $60.3 million, respectively, as of December 31, 2005. The intangible asset consisted of the unamortized cost of a Sprint PCS management agreement, which had a remaining useful life of 14 years as of December 31, 2005. There can be no assurance that the recorded amounts of these assets, which represented approximately 18% of our total assets as of December 31, 2005, will ever be realized by us. Any future determination of an impairment of goodwill and intangible assets that requires the write-off of a significant portion of these assets could have an adverse effect on our results of operations.

If we lose the right to install our equipment on wireless towers or are unable to renew expiring leases for wireless towers on favorable terms or at all, we could incur greater operating and capital expenditures and our business and results of operations could be adversely impacted

We lease a significant amount of the radio communications sites for our network through master lease agreements with several national communication site management companies. If a master lease agreement with one of these tower companies were to terminate, or if one of these tower companies were unable to support the use of its tower sites by us, we would have to find new sites or may be required to rebuild the affected portion of our network, which could result in a portion of our network having a temporary disruption in service and a material increase in our operating or capital expenditures. In addition, the concentration of our tower leases with a limited number of tower companies could adversely affect our results of operations and financial condition if we were unable to renew a material number of expiring site leases either on favorable terms or at all or identify and utilize alternative attractive capabilities for installing and operating replacement radio communications sites.

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

•       changes in our relationship with Sprint Nextel, including the outcome of our litigation against Sprint Nextel;

•       changes in the relationships of other PCS affiliates with Sprint Nextel, including Sprint Nextel’s acquisitions over the past three quarters of five PCS affiliates of Sprint Nextel;

•       quarterly variations in our operating results;

•       operating results that vary from the expectations of securities analysts and investors;

•       changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•       announcements by Sprint Nextel concerning its relationships with its PCS affiliates and the integration of the Sprint and Nextel businesses, as well as developments or changes in its business, financial condition or results of operations, or in its expectations as to future financial performance;

•       actual or potential defaults in debt agreements by us or other PCS affiliates of Sprint Nextel;

•       announcements of technological innovations or changes to, or new, products and services by Sprint Nextel or our competitors;

•       changes in results of operations, market valuations and investor perceptions of Sprint Nextel, other PCS affiliates of Sprint Nextel or of other companies in the telecommunications industry in general and the wireless industry in particular, including our competitors;

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

Our certificate of incorporation and bylaws include provisions that may discourage a change of control transaction

Some provisions of our certificate of incorporation and bylaws and provisions of Delaware law could have the effect of delaying, deferring or preventing an acquisition of us. For example, we have a staggered board of directors, the members of which may only be removed for cause, authorized but unissued shares of preferred stock which could be used to fend off a takeover attempt, a prohibition on shareholder action by written consent and limits on shareholders’ ability to make proposals at shareholder meetings.

Risks Related to Our Relationship with Sprint Nextel

Our ability to conduct our business would be severely restricted if Sprint materially breached or terminated our management agreement

Our relationship with Sprint Nextel is governed by our management agreement with Sprint PCS. In addition to the risks related to breaches of our management agreement in connection with the merger of Sprint and Nextel, which are described above under “—The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us,” because we do not own any licenses to operate a wireless network, our business depends on the continued effectiveness of our management agreement. Sprint may terminate our management agreement if we materially breach the terms of the agreement. These terms include operational and network requirements that are extremely technical and detailed and apply to each retail store, cell site and switch site. Many of these operational and network requirements can be changed by Sprint, in certain cases, with little notice. As a result, we may not always be in compliance with all requirements of the management agreement. Sprint conducts periodic audits of compliance with various aspects of its program guidelines and identifies issues it believes need to be addressed. There may be substantial costs associated with remedying any non-compliance, and such costs may adversely affect our results of operations and cash flows. Our management agreement also requires that we provide network coverage to a minimum network coverage area within specified time frames and that we meet and maintain specified technology and network requirements. We believe we are in compliance with our network build-out requirements and other technology and network requirements. A failure by us to meet any expanded build-out requirements for our markets or other technology or network requirements could constitute a material breach of the management agreement, which could lead to its termination by Sprint. Sprint can also choose not to renew the agreement at the expiration of the 20-year initial term in 2018 or any ten-year renewal term thereafter. In any event, our management agreement terminates in approximately 44 years. If Sprint terminates or fails to renew our management agreement or fails to perform its obligations under the agreement, our ability to conduct our business would be severely restricted.

If we materially breach our management agreement, Sprint may have the right to purchase our operating assets at a discount to market value on terms that have been agreed to and that are disadvantageous to us, and certain provisions of our management agreement may diminish our value and restrict the sale of our business

Our management agreement provides that upon the occurrence of an event of termination caused by our breach of the agreement, we may be required to sell our operating assets to Sprint. This sale may take place for a price equal to 72% of our “entire business value” (as defined in the management agreement), subject to the valuation criteria and procedures provided in our management agreement, and without shareholder approval. If Sprint materially breaches the management agreement, one remedy we may exercise is the sale to Sprint of our operating assets at a price equal to 80% of our “entire business value,” subject to the valuation criteria and procedures provided in our management agreement, and without shareholder approval. These provisions of our management agreement that allow Sprint to purchase our operating assets at a discount may limit our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our “entire business value.”

In addition, any change of control of our ownership and any assignment of our management agreement is subject to Sprint’s approval. Sprint also has a right of first refusal if we decide to sell our operating assets to a third party. We also are subject to a number of restrictions on the transfer of our business, including a prohibition on the sale of our operating assets to competitors of Sprint. These restrictions and the other restrictions contained in our management agreement restrict our ability to sell our business, may reduce the value a buyer would be willing to pay for our business and may reduce our “entire business value.”

Sprint may make decisions that could increase our expenses and/or our capital expenditure requirements, reduce our revenues or make our affiliate relationship with Sprint less advantageous than expected

Under our management agreement and services agreement with Sprint PCS, Sprint has a substantial amount of control over factors that significantly affect the conduct of our business. Subject to certain limits set forth in our agreements with Sprint, Sprint may make decisions that adversely affect our business, such as the following:

•       Sprint prices subscriber pricing plans for Sprint PCS products and services based on its own objectives and could set price levels or change other characteristics of its plans in a way that may not be economically advantageous for our business;

•       Sprint could develop products and services or establish credit policies that may not be economically advantageous for our business;

•       Sprint could reduce levels of services or otherwise seek to increase expenses and other amounts charged for services;

•       Sprint may alter its network and technical requirements or request that we build out additional areas within our markets, which could result in increased equipment and build-out costs or in Sprint building out that area itself or assigning it to another PCS affiliate of Sprint Nextel; and

•       Sprint could make decisions that could adversely affect the Sprint brand name.

Conflicts between Sprint and us may arise as a result of decisions affecting our business, and we cannot predict whether such conflicts will be resolved in a manner favorable to us.

The FCC may fail to renew the Sprint wireless licenses for our markets under certain circumstances, which would prevent us from providing wireless services

Sprint’s wireless licenses are subject to renewal and revocation by the FCC. The FCC has adopted specific standards that apply to wireless personal communications services license renewals. Any failure by Sprint or us to comply with these standards could result in the nonrenewal of the licenses for our markets. Additionally, if Sprint does not demonstrate to the FCC that Sprint has met the construction requirements for each of its wireless personal communications services licenses, it can lose those licenses. The original Sprint wireless licenses in our markets expired or expire on dates during 2004 through 2007, but may be renewed for additional ten-year terms. Those licenses with expiration dates prior to the present time period have been renewed. If Sprint loses its licenses in our markets for any of these reasons, we would not be able to provide wireless services without obtaining rights to other licenses. If Sprint loses its licenses in another territory, Sprint would not be able to provide wireless services without obtaining rights to other licenses and our ability to offer nationwide calling plans would be diminished and potentially more costly.

Sprint Nextel’s failure to timely and accurately generate revenue and cost data for the compilation of our financial statements and other financial disclosures could have a material adverse effect on our business

We place substantial reliance on the timeliness, accuracy and sufficiency of revenue and cost data and information generated by Sprint Nextel for the compilation of our financial statements and other financial disclosures, including substantial portions of our revenues, expenses and accounts receivable. As part of our agreements, we outsource several functions to Sprint Nextel including billing, customer care, national network operations support, inventory logistics support, long distance transport and national retailer sales support. The data provided by Sprint Nextel is the primary source for our recognition of service revenue and a significant portion of our selling and marketing and cost of service and operations expenses. In certain cases, the data is provided at a level of detail that is not adequate for us to verify for accuracy back to the originating source. We rely on Sprint Nextel to have designed adequate internal controls with respect to the processes established to provide this data. Because of this reliance, we are dependent on Sprint Nextel to periodically evaluate the effectiveness of these controls and report any significant deficiencies and weaknesses in the design or operation of these controls that could have a material impact on our financial statements and disclosures. Sprint Nextel provides a semi-annual evaluation of these controls to us by engaging its independent auditors to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”). There can be no assurance that the SAS 70 procedures will identify all weaknesses that might be material to us. Additionally, at times, we have been invoiced by Sprint for charges or paid at rates that we have believed to be contractually incorrect. We review all charges and payments from Sprint and dispute items if appropriate based upon our interpretation of our agreements with Sprint. We record estimates primarily based on invoiced amounts and we record any subsequent adjustments at the time the dispute is resolved. Errors that are not reconciled on a timely basis by Sprint Nextel could cause us to misstate our revenues or expenses and could result in out-of-period adjustments that may materially adversely affect our financial results and could have a material adverse effect on our business, financial condition, results of operations and cash flows. Further, the failure of Sprint Nextel to remit current or future amounts owing to PCS affiliates of Sprint Nextel, including us, could lead to actions on the part of us or other PCS affiliates of Sprint Nextel to enforce rights under the Sprint agreements and other remedies available under applicable law.

The inability of Sprint Nextel to provide high quality back office services, or our inability to use Sprint Nextel’s or its third party vendors’ back office services, could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs

We rely on Sprint Nextel’s internal support systems, including customer care, billing and back office support. We also depend on Sprint Nextel’s willingness to continue to offer these services and to provide these services effectively. Our operations could be disrupted if Sprint Nextel is unable to provide these back office services and systems in a high quality manner, or to efficiently outsource those services and systems through third party vendors. Sprint Nextel has relied on third party vendors for a significant number of important functions, including billing, customer care operations and components of its internal support systems and may continue to rely on outside vendors in the future or may take these systems in-house. Any significant system change, the inability of Sprint Nextel to provide or maintain high quality back office services or our inability to use Sprint Nextel’s back office services and third party vendors’ back office systems could lead to customer dissatisfaction, increase customer turnover or otherwise disrupt our business and increase our costs. Our ability to replace Sprint Nextel in providing back office services may be limited.

Our costs for internal support systems may increase if Sprint Nextel terminates all or part of our services agreement with it

Because we incur the costs for the services provided by Sprint Nextel under our services agreement for billing, customer care and other back office functions on a per subscriber basis, we expect the aggregate cost for such services to increase as the number of our subscribers increases. Sprint Nextel may terminate a significant service provided under the agreement, including customer care, billing or collections, upon nine months’ prior written notice. If we would like to continue receiving such service, Sprint Nextel has agreed that it will assist us in developing that function internally or locating a third party vendor that will provide that service. If Sprint Nextel terminates a service for which we have not developed or are unable to develop a cost-effective alternative, our operating costs may increase beyond our expectations and our operations may be interrupted or restricted. We do not currently have a contingency plan if Sprint Nextel terminates a service we currently receive from it.

We may have difficulty in obtaining an adequate supply of certain handsets and other wireless devices from Sprint Nextel, which could adversely affect our results of operations

We depend on our relationship with Sprint Nextel to obtain handsets and other wireless devices at a competitive cost. Sprint Nextel orders handsets and other wireless devices from various manufacturers. We could have difficulty obtaining specific types of handsets and other wireless devices at a competitive cost and in a timely manner if:

•       Sprint Nextel does not adequately project the needs for handsets and devices for itself, its PCS affiliates and its other third party distribution channels, particularly during a transition to new technologies, such as EV-DO;

•       Sprint Nextel gives preference to other distribution channels;

•       we do not adequately project our need for handsets or other wireless devices;

•       Sprint Nextel modifies its logistics and delivery plan in a manner that restricts or delays our access to handsets and other wireless devices; or

•       there is an adverse development in the relationship between Sprint Nextel and its suppliers or vendors.

The occurrence of any of the foregoing could disrupt our customer service and/or result in a decrease in our subscribers, which could adversely affect our results of operations.

Risks Related to the Wireless Telecommunications Industry

We may continue to experience a high rate of customer turnover, which would adversely affect our financial performance

The wireless telecommunications industry has experienced a high rate of customer turnover, commonly known as churn, although the rate of churn has been decreasing over time. Due to significant competition in the industry and general economic conditions, among other things, a decline in the churn rate may not continue and our future rate of customer turnover may be higher than our historical rate or projections. Factors that may contribute to higher churn include customer confusion resulting from the Sprint-Nextel merger, inability or unwillingness of customers to pay resulting in involuntary deactivations, customer mix and credit class and in particular sub-prime credit class customers, customer credit terms, deposit requirements for sub-prime customers, number of customers receiving services under contracts with terms of a year or greater, attractiveness of competitors’ products, services and pricing, network coverage and performance relative to competitors, customer service and other competitive factors. A high rate of customer turnover adversely affects our competitive position, liquidity, results of operations and costs of, or losses incurred in, obtaining new subscribers, especially because we subsidize a significant portion of the costs of initial purchases of handsets by new customers. We may be required to increase subsidies for product upgrades and/or reduce pricing to match competitors’ initiatives and retain customers, which could adversely impact our revenues, liquidity and profitability.

Significant competition in the wireless telecommunications industry may result in our competitors offering new or better services or lower prices, which could adversely affect our profitability and may cause prices for our services to continue to decline in the future

Competition in the wireless telecommunications industry is intense. Competition has caused, and we anticipate that competition will continue to cause, the market prices for wireless products and services to decline in the future and the cost to acquire new customers to remain high. We face competition in our markets from national wireless carriers Verizon, Cingular, T-Mobile and Nextel (which is operated by Sprint Nextel subsequent to the merger in August 2005), in addition to competition from regional wireless carriers in certain markets. We also face competition from resellers in certain markets, which provide wireless services to customers but do not hold FCC licenses or own facilities. Instead, the resellers buy blocks of wireless telephone numbers and capacity from a facilities-based carrier and resell services through their own distribution network to the public.

Our dependence on Sprint Nextel to develop competitive products and services, Sprint Nextel’s competition against us in our markets through its legacy Nextel operations, and the requirement that we obtain Sprint Nextel’s consent to sell non-Sprint approved products may limit our ability to keep pace with our competitors on the introduction of new products, services and equipment. Our success is, to a large extent, dependent on Sprint Nextel’s ability to distinguish its Sprint PCS products and services from competitors by marketing and anticipating and responding to various competitive factors affecting the wireless industry, including new services that may be introduced, changes in consumer preferences, demographic trends, economic conditions and discount pricing strategies by competitors. To the extent that Sprint Nextel is not able to keep pace with technological advances or fails to respond timely to changes in competitive factors in the wireless industry, it could cause us to lose market share or experience a decline in revenue.

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

Market saturation could limit or decrease our rate of new subscriber additions

Intense competition in the wireless telecommunications industry could cause prices for wireless products and services to continue to decline. If prices drop, then our rate of net subscriber additions will take on greater significance in improving our financial condition and results of operations. However, as our and our competitors’ penetration rates in our markets increase over time, our rate of adding net subscribers could decrease. If this decrease were to happen, it could materially adversely affect our liquidity, financial condition and results of operations.

Alternative technologies and current uncertainties in the wireless and overall communications industries may reduce demand for Sprint PCS products and services or cause us to increase our expenditures

The wireless telecommunications industry is experiencing significant and rapid technological change, as evidenced by the continued pace of upgrades in existing digital wireless systems, evolving industry standards, ongoing improvements in the capacity and quality of digital technology, shorter development cycles for new products and enhancements and changes in end-user requirements and preferences. We rely on Sprint Nextel for research and development efforts with respect to Sprint PCS products and services and to keep pace with technological changes in the wireless industry. Sprint Nextel may not be able to respond to such changes and implement new technology on a timely basis, or at an acceptable cost to us.

If Sprint Nextel is unable to keep pace with these technological changes or other changes in the wireless communications market, the technology used in our network or our business strategy may become obsolete. Other carriers are in the process of upgrading their networks to 3G technologies such as EV-DO, Universal Mobile Telecommunications System (UMTS) or High-Speed Downlink Packet Access (HSDPA). We have upgraded our network to CDMA 1xRTT, which is the name for the first phase of CDMA’s evolution to 3G, and offer PCS Vision services in all of our markets. Sprint Nextel has begun to deploy EV-DO technology in portions of its CDMA network and expects its EV-DO service, marketed as “Power Vision,” to be accessible to about 150 million people in early 2006. Although we are not required to deploy EV-DO across our network, we have deployed EV-DO in portions of our markets covering approximately 10% of our network’s covered population, and may similarly elect to deploy EV-DO technology in additional portions of our markets, which could significantly increase our capital expenditures. The implementation of EV-DO or other 3G technologies in networks of competitors in portions of our markets will create a gap in product offerings unless we determine to increase capital and operating expenditures to upgrade all or portions of our network with the enhanced technology.

Future FCC regulation or congressional legislation may create additional spectrum allocations that would have the effect of adding new entrants (and, consequently, additional competitors) to the mobile telecommunications market. Future wireless applications on current or future portions of the wireless spectrum may also reduce demand for Sprint PCS products and services. In addition, the convergence of wireless, landline telephone service, cable television and Internet access is creating uncertainties in the overall communications market. The proliferation of Wi-Fi and the potential application of WiMAX create additional uncertainly about how customers will communicate wirelessly in the future. Sprint Nextel has interests in developing technologies and delivery channels, such as its recently announced joint venture with cable companies Comcast Corporation, Time Warner Cable, Cox Communications and Advance/Newhouse Communications that may create additional competition in our markets and reduce demand for Sprint PCS products and services offered by us.

Regulation by government agencies and taxing authorities may increase our costs of providing service or require us to change our services, either of which could impair our financial performance

Our operations and those of Sprint Nextel may be subject to varying degrees of regulation by the FCC, the Federal Trade Commission, the Federal Aviation Administration, the Environmental Protection Agency, the Occupational Safety and Health Administration and state and local regulatory agencies and legislative bodies. Adverse decisions or regulations of these regulatory bodies could negatively impact Sprint Nextel’s and our operations and our costs of doing business. For example, changes in tax laws or the interpretation of existing tax laws by state and local authorities could subject us to increased income, sales, gross receipts or other tax costs or require us to alter the structure of our current relationship with Sprint Nextel.

Concerns over health risks posed by the use of wireless handsets may reduce consumer demand for our products and services

Media reports have suggested that radio frequency emissions from wireless handsets may be linked to various health problems, including cancer, resulting from continued or excessive use, may interfere with various electronic medical devices, including hearing aids and pacemakers, and may cause explosions if used while fueling an automobile. Widespread concerns over radio frequency emissions may expose us to potential litigation, discourage use of wireless handsets or result in additional regulation imposing restrictions or increasing requirements on the location and operation of cell sites or the use or design of wireless handsets. Any resulting decrease in demand for wireless services or increase in the cost of complying with additional regulations, or costs of litigation and damage awards, could impair our ability to sustain profitability.

Regulation by government or potential litigation relating to the use of wireless phones while driving may reduce consumer demand for our products and services

Some studies have indicated that some aspects of using wireless phones while driving may impair drivers’ attention in certain circumstances, making accidents more likely. A number of U.S. state and local governments have enacted or are considering legislation that would restrict or prohibit the use of a wireless handset while driving a vehicle or, alternatively, require the use of a hands-free wireless phone. These concerns also could lead to potential litigation relating to accidents, deaths or serious bodily injuries. New restrictions or government regulations that restrict or prohibit wireless phone use resulting in a decrease in demand for wireless services, or costs of litigation and damage awards, could impair our ability to sustain profitability.

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.                Properties

As of December 31, 2005, our material properties were as follows:

Corporate and Regional Offices.   Our principal executive offices consist of approximately 21,500 square feet of leased office space located in Conshohocken, Pennsylvania. We own an approximately 34,000 square foot office building located in Fresno, California in which our regional operations for central California are located. We lease approximately 13,000 square feet in this facility to two tenants and may lease additional space to other tenants in the future. We also lease space for regional operations in Reno, Nevada; Boise, Idaho; and Evansville, Indiana.

Sprint Stores.   We lease space for 43 company-owned Sprint retail stores in our markets.

Switching Centers.   We lease space for four switching centers and own one switching center.

Cell Sites.   We lease space on approximately 929 wireless towers and own approximately 46 towers.

We believe that our facilities are in good operating condition and are currently suitable and adequate for our business operations.

ITEM 3.                Legal Proceedings

On July 12, 2005, UbiquiTel filed in the Delaware Court of Chancery an action against Sprint Corporation, Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. (collectively, “Sprint”), and Nextel Communications, Inc. (“Nextel”) alleging that, among other things, following the consummation of the Sprint-Nextel merger, which subsequently occurred on August 12, 2005, Sprint would breach its exclusivity and confidentiality obligations to us under our written agreements with Sprint and Sprint PCS, and that Nextel improperly interfered with our exclusivity rights under those agreements. The action further alleges that Sprint and Nextel conspired to deprive us of the exclusivity commitments in those agreements and to use our confidential business information available to Sprint under those agreements to advantage Nextel’s business, which is directly competitive with our wireless business in our markets. The complaint seeks, among other things, a court order requiring Sprint Nextel to comply with the exclusivity provisions of those agreements. A copy of the complaint was filed as Exhibit 99.1 to UbiquiTel’s Current Report on Form 8-K dated July 12, 2005 filed with the Securities and Exchange Commission. The court consolidated the trial of UbiquiTel’s action with a similar case brought by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, which are subsidiaries of iPCS, Inc., another PCS affiliate of Sprint Nextel. The consolidated nine-day trial occurred in January 2006. The vice chancellor presiding over the actions has requested post-trial briefs and has tentatively scheduled final arguments for April 4, 2006. The vice chancellor will issue a ruling at some time following the final arguments. Shortly after filing the complaint, UbiquiTel entered into a forbearance agreement with Sprint imposing certain restrictions on, among other things, the operations of the legacy Nextel wireless business in our markets and the use and dissemination of our confidential business information. The forbearance agreement and the restrictions it imposes remain effective presently but will expire when the vice chancellor issues a final ruling in the action. Copies of the forbearance agreement and an amendment to the forbearance agreement were filed as Exhibit 99.1 to UbiquiTel’s Current Reports on Form 8-K dated July 29, 2005 and December 2, 2005, respectively, filed with the Securities and Exchange Commission. Over the past three quarters, Sprint Nextel has acquired five PCS affiliates of Sprint Nextel, including the largest affiliate, Alamosa Holdings, Inc. Prior to Sprint Nextel’s acquisition of those PCS affiliates, four of the PCS affiliates had filed suit against Sprint relating to the merger of Sprint and Nextel. Five PCS affiliates remain, including iPCS and us. See “Item 1. Business—Sprint Developments” and “Item 1A. Risk Factors—The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us,” for additional information and risks concerning recent developments between Sprint Nextel and us.

In addition to the foregoing, we are involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse effect on our financial condition, results of operations or liquidity.

ITEM 4.                Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 2005 to a vote of security holders.

PART II

ITEM 5.                Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information.   Shares of UbiquiTel common stock began trading on The Nasdaq National Market on June 7, 2000 under the symbol “UPCS.” Prior to that date, there was no public market for UbiquiTel common stock. Effective November 1, 2002, the listing of UbiquiTel’s common stock was transferred from The Nasdaq National Market to The Nasdaq SmallCap Market, and effective July 10, 2003, the listing of UbiquiTel’s common stock was transferred from The Nasdaq SmallCap Market to The Nasdaq National Market. On March 1, 2006, there were 89 holders of record of UbiquiTel common stock. There is no public market for the common stock of UbiquiTel Operating Company and all of such stock is held by UbiquiTel.

The following table lists the high and low bid prices for UbiquiTel common stock for the quarterly periods for the years ended December 31, 2004 and 2005, as reported by The Nasdaq National Market.

2004	High	Low
First Quarter	$4.00	$2.61
Second Quarter	4.81	2.62
Third Quarter	4.71	3.41
Fourth Quarter	7.30	4.03

2005	High	Low
First Quarter	$7.75	$6.12
Second Quarter	8.34	6.65
Third Quarter	9.52	7.48
Fourth Quarter	10.24	7.87

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

Securities Authorized For Issuance Under Equity Compensation Plans.   See our disclosure in the subsection of UbiquiTel’s definitive proxy statement entitled “Equity Compensation Plan Information,” which disclosure is incorporated herein by reference.

Stock Repurchases.   There were no stock repurchases by us during the quarter ended December 31, 2005.

ITEM 6.                Selected Financial Data

In the table below, we provide you with selected financial data for the years ended December 31, 2005, 2004, 2003, 2002 and 2001, and balance sheet data as of December 31, 2005, 2004, 2003, 2002 and 2001, which are derived from and should be read in conjunction with the audited consolidated financial statements of UbiquiTel Inc. and subsidiaries. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included herein.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$422,727	$366,043	$273,266	$220,805	$93,573
Costs and expenses:
Cost of service and operations and products	221,550	208,579	177,726	184,363	95,571
Selling and marketing	67,450	67,485	53,681	54,711	39,119
General and administrative expenses	23,197	17,185	15,022	15,401	11,436
Non-cash compensation	2,906	3,371	205	378	387
Depreciation, amortization and accretion	51,312	49,913	46,909	51,571	24,348
Total costs and expenses	366,415	346,533	293,543	306,424	170,861
Operating income (loss)	$56,312	$19,510	$(20,277)	$(85,619)	$(77,288)
Net income (loss)(1)	$47,713	$(15,297)	$(8,593)	$(117,837)	$(108,023)
Net income (loss) per common share:
Basic	$0.51	$(0.16)	$(0.10)	$(1.45)	$(1.53)
Diluted	$0.49	$(0.16)	$(0.10)	$(1.45)	$(1.53)

	As of December 31,
	2005	2004	2003	2002	2001
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents	$121,127	$91,781	$57,225	$73,481	$124,744
Total assets	562,863	497,807	483,404	538,827	588,430
Long-term obligations(2)	423,715	424,116	404,873	457,721	399,699

(1)          For the year ended December 31, 2005, net income included a deferred income tax benefit of approximately $32.1 million relating to the reduction of our valuation allowance against deferred income tax assets. See Note 9 to the Consolidated Financial Statements. For the years ended December 31, 2004 and 2003, net loss included gains on debt retirements of approximately $4.9 million and $43.0 million, respectively.

(2)          Long-term obligations at December 31, 2004 and 2003 included future cash flows associated with our 14% senior discount notes due 2010 of approximately $23,600 and $41.4 million, respectively. For all periods presented, long-term obligations includes capital lease obligations and current maturities of long-term debt. See Note 6 to the Consolidated Financial Statements.

ITEM 7.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated in these forward-looking statements as a result of factors including, but not limited to, those under “Item 1A. Risk Factors.”

Use of Certain Terms

In 2003, we initiated a reseller program under which mobile virtual network operators (MVNOs) use our network and resell wireless service under a private label. In this report, unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding reseller subscribers.

Overview

We have the exclusive right under our management agreement with Sprint PCS to provide digital wireless personal communications services, or PCS, under the Sprint brand name to certain markets in the western and midwestern United States which include a total population of approximately 10.8 million residents covering portions of California, Nevada, Washington, Idaho, Utah, Wyoming, Indiana, Kentucky and Tennessee. Sprint has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. We do not own any PCS licenses, so generally we can only operate our business so long as we remain a PCS affiliate of Sprint Nextel and Sprint Nextel and related entities continue to own the PCS licenses in our markets. Sprint Nextel directly operates its PCS network in major metropolitan markets and certain midsize and smaller markets throughout the United States. Sprint Nextel also has management agreements between Sprint PCS and PCS affiliates of Sprint Nextel, who are independent companies such as us, pursuant to which the PCS affiliates of Sprint Nextel have constructed and manage PCS networks under the Sprint brand name in midsize and smaller markets. There are five PCS affiliates of Sprint Nextel, including us. See “Item 1. Business—Sprint Developments” with respect to Sprint’s merger with Nextel Communications, Inc. and our litigation with Sprint and Nextel related to the merger.

As of December 31, 2005, we had approximately 447,900 subscribers excluding resellers and approximately 145,000 reseller subscribers, for a total subscriber base of approximately 592,900. As of December 31, 2005, our network covered approximately 8.3 million residents which represented approximately 77% of the licensed population in our markets.

As a PCS affiliate of Sprint, we do not own the licenses to operate our network and instead pay Sprint for, among other things, the use of its licenses. Under our management agreement with Sprint PCS, Sprint is entitled to receive 8.0% of billed revenue from Sprint PCS subscribers based in our markets less current period bad debts, net of bad debt recoveries, from Sprint PCS subscribers based in our markets and fees from wireless service providers other than Sprint PCS when their subscribers roam into our network. We are entitled to 100% of revenues collected from the sale of handsets and accessories from our stores and on roaming revenues received when Sprint PCS customers from a different territory make a wireless call on our PCS network and outbound non-Sprint PCS roaming billed to subscribers based in our markets. We are responsible for building, owning and managing the portion of the PCS network located in our markets under the Sprint brand name. Our results of operations are dependent on the Sprint PCS network and, to a lesser extent, on the networks of other PCS affiliates of Sprint Nextel.

As a PCS affiliate of Sprint Nextel, we purchase a full suite of support services from Sprint Nextel including billing, customer care, collections and national platform services. We pay a monthly per subscriber rate for these services which is reset every three years. The current period for the service rates ends December 31, 2006, and the rates are due to be reset for the three-year period ending on December 31, 2009. Sprint Nextel has notified us of proposed fees for these services for the next three-year period pursuant to our services agreement. We are presently in discussions with Sprint Nextel regarding its proposal. If we and Sprint Nextel cannot agree to new rates for these services for the upcoming three-year period, we have the option to continue to purchase the services and have an arbitrator determine the new rate or self-provision or procure those services elsewhere, subject to certain rights and procedures relating to our ability to transition only customer care and collection services beginning in 2008. We have access to these services during the term of our management agreement unless Sprint provides us at least nine months’ advance notice of its intention to terminate any particular significant service. If Sprint terminates service, our operations may be interrupted or restricted.

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

We participate in the Sprint national and regional distribution programs in which national retailers such as RadioShack, Best Buy and Costco sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint Nextel for resale and receive compensation from Sprint Nextel for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under our agreements with Sprint PCS, when a national retailer sells a Sprint PCS handset purchased from Sprint to a subscriber in our markets, we are obligated to reimburse Sprint for the handset subsidy. We do not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, we include these handset subsidy charges in cost of products sold in the consolidated statements of operations.

Valuation of Accounts Receivable and Inventories:

Reserve for Doubtful Accounts—Estimates are used in determining our allowance for bad debt and are based both on our historical collection experience, current trends and credit policy and on a percentage of our accounts receivables by aging category. In determining these percentages, we look at historical write-offs of our receivables. We also look at current trends in the credit quality of our customer base and changes in the credit policies. Sub-prime credit class customers are required to make a deposit ranging from $125 to $250 that can be credited against future billings. Under our Sprint PCS service plans, sub-prime credit class customers also are subject to account spending limits, ranging from $125 to $250 depending on the credit quality of the customer, to control credit exposure. If our estimates of bad debt are insufficient for any reason, our operating income and available cash would be reduced.

Provision for Obsolete/Excess Inventory—We record a provision for obsolete or excess handset and accessories inventory for models and accessories that are no longer manufactured and defective models and accessories that have been returned by customers. If the estimate of obsolete inventory is understated, our operating income would be reduced.

Long-Lived Assets and Goodwill:

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets resulting from business combinations be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2005, we completed our annual impairment review and determined that no impairment charge was required.

Intangible assets consist of the unamortized cost of a Sprint PCS management agreement acquired in a business combination. Intangible assets are amortized over their estimated useful life. As of December 31, 2005, the remaining useful life of the acquired Sprint PCS management agreement was approximately 14 years. If there was a reduction in the useful life of this asset, our operating income would be reduced.

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

Income Taxes:

As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves management estimating the actual current income tax expense together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes.” These differences result in deferred income tax assets and liabilities, which are included in the consolidated balance sheets.

We have historically had sufficient uncertainty regarding the realization of our deferred income tax assets, including a history of recurring operating losses, which resulted in the recording of a full valuation allowance against all deferred income tax assets that were not offset by anticipated reversals of deferred income tax liabilities excluding the liability arising from goodwill amortization. During the fourth quarter of 2005, we assessed the realizability of our deferred income tax assets, which consists primarily of the tax benefit of our net operating loss carryforwards. As a result of our positive earnings in 2005, projections of future taxable income and improvements in our financial position, we determined that it is more likely than not that our deferred income tax assets will be realized and have released the valuation allowance on our deferred income tax assets. Any significant changes in our assessment of the future realization of our deferred income tax assets would require us to consider the need to increase the valuation allowance in an amount that could be material.

Sprint Charges and Payments:

We review all charges and payments from Sprint and dispute items if appropriate based upon our interpretation of our agreements with Sprint and we record estimates primarily based on our historical trends and our estimate of the amount which we believe we will remit to or receive from Sprint after the disputed item or items have been settled.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R and required its adoption by no later than January 1, 2006. SFAS No. 123R provides for different transition methods for past award grants, including restatement of prior period results. We plan to apply the modified prospective transition method to all past awards outstanding and unvested as of the required effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of our pro forma disclosures under SFAS No. 123. As such, we will not restate the results of prior periods. We do not expect the impact of adopting SFAS No. 123R to result in the recognition of an annual expense materially different from the stock-based employee compensation expense for the year ended December 31, 2005 reflected in our pro forma disclosures under SFAS No. 123. The stock-based employee compensation expense currently recognized under variable accounting will no longer be recognized upon the adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on our financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and we are required to adopt SFAS No. 154 no later than January 1, 2006. We do not expect that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

Results of Operations

We provide certain financial measures that are calculated in accordance with accounting principles generally accepted in the United States (GAAP) and adjustments to GAAP (non-GAAP) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as customer net additions and churn are terms used in the wireless communications industry. The non-GAAP financial measures of average revenue per user and cost per gross addition reflect standard measures of liquidity, profitability or performance. The non-financial terms and the non-GAAP measures reflect wireless communications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP measures included in this report are reconciled below in “—Liquidity and Capital Resources—Reconciliation of non-GAAP financial measures.”

Analysis of the years ended December 31, 2005 and 2004

Customer Net Additions

As of December 31, 2005, we provided personal communications services to approximately 447,900 customers compared to approximately 398,500 customers as of December 31, 2004. During the year ended December 31, 2005, we added 53,300 net new subscribers compared to 70,800 net new subscribers for the year ended December 31, 2004. The decrease was primarily attributable to lower gross customer additions. As of April 1, 2005, we reclassified approximately 3,900 customers to reseller subscribers. We expect customer net additions in 2006 to trend below 2005 levels.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period. Churn for the year ended December 31, 2005 was approximately 2.5% compared to approximately 2.9% for the year ended December 31, 2004. Involuntary churn declined 0.2% due to the effect of changes in credit policies. Voluntary churn declined 0.2% due to an increased percentage of our customer base on two-year contracts and service plans with lower overage charges.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly subscriber revenue per customer. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During the years ended December 31, 2005 and 2004, our ARPU was approximately $56 and $57, respectively. Voice ARPU declined $4 primarily as a result of increased penetration of customers on fair and flexible and family plans and promotional credits, partially offset by an increase in data ARPU of $3. We expect increases in data ARPU to substantially offset voice ARPU declines in future periods.

Cost Per Gross Addition (CPGA)

Cost per gross addition (CPGA) summarizes the average cost to acquire new customers during the period. CPGA is computed by adding the statement of operations components of selling and marketing expense and the cost of products sold, and reducing that amount by the equipment revenue recorded. The net result of these components is then divided by the gross customers acquired during the period. CPGA was approximately $487 for the year ended December 31, 2005 compared to CPGA of approximately $471 for the year ended December 31, 2004. The increase in CPGA was primarily due to the effects of higher fixed costs spread over lower gross additions of $27 per gross addition and higher commission costs of $11 per gross addition, partially offset by the effect of lower handset promotion and subsidy costs of $20 per gross addition. CPGA in 2006 is expected to remain at similar levels as experienced in the fourth quarter of 2005, which was approximately $445 per gross addition.

Revenues

•       Subscriber Revenue.   Subscriber revenue during the years ended December 31, 2005 and 2004 was approximately $281.6 million and $250.0 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers’ charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans. The increase in subscriber revenue was primarily attributable to the effect of the increase in our subscriber base of approximately $38.3 million offset by the effect of the decrease in our average revenue per user (ARPU) of approximately $6.7 million. We expect subscriber revenue to grow at a slightly slower rate in 2006 than that experienced in 2005.

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

Roaming and wholesale revenue during the years ended December 31, 2005 and 2004 was approximately $125.6 million and $102.9 million, respectively. The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $14.0 million and $5.3 million, respectively, and an increase in reseller revenue of approximately $10.9 million offset by a decrease in non-Sprint PCS roaming revenue of approximately $7.5 million. The increase in Sprint PCS travel revenue was primarily due to increases in travel minutes of use and data usage of 23% and 68%, respectively. The increase in reseller revenue was due to a full year of Qwest reseller revenue in 2005 as compared to approximately seven months of such revenue in 2004. The decrease in non-Sprint PCS roaming revenue was primarily due to reductions in roaming minutes of use and the roaming rates we receive of approximately $6.6 million and $0.9 million, respectively, both of which were primarily related to roaming activity with a significant roaming partner. We expect roaming and wholesale revenue in 2006 to grow at a slower rate than that experienced in 2005.

•       Equipment Revenue.   Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue. Equipment revenue recorded during the years ended December 31, 2005 and 2004 totaled approximately $15.5 million and $13.1 million, respectively. The increase was primarily due to sales of certain promotional products to a third party totaling approximately $1.5 million.

Cost of Service and Operations

•       Network Operations Expenses.   Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnection charges. Network operations expenses totaled approximately $66.1 million during the year ended December 31, 2005 compared to approximately $64.1 million during the year ended December 31, 2004. The increase in network operations expenses was primarily due to the effect of an increase in interconnection charges resulting from increased minutes of use of approximately $1.0 million and an increase in radio communications site lease expense of approximately $1.4 million primarily resulting from additional radio communications sites. We expect network operations expenses in 2006 to grow at a similar rate as that experienced in 2005.

•       Travel and Roaming Expenses.   We pay Sprint PCS travel fees on a per minute rate for voice services or on a per kilobit rate for data services when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating outside our markets. We also pay roaming fees to other wireless providers when our customers use their network. Travel and roaming expenses totaled approximately $56.1 million and $47.7 million for the years ended December 31, 2005 and 2004, respectively. The increase in travel and roaming expenses was primarily due to the increase in our subscriber base. We expect travel and roaming expenses to increase with growth in our subscriber base.

•       Bad Debt Expense.   Bad debt expense during the years ended December 31, 2005 and 2004 was approximately $4.3 million and $5.6 million, respectively. The decrease in bad debt expense was primarily attributable to lower customer write-offs from higher deposit requirements for customers in certain credit classes. We expect bad debt expense to grow proportionately with the growth of subscriber revenue.

•       Sprint Operating Expenses.   Sprint operating expenses during the years ended December 31, 2005 and 2004 were approximately $58.9 million and $52.9 million, respectively. Sprint operating expenses included Sprint PCS management fee expense and other fees we paid to Sprint for the use of its support services, including billing and collections services and customer care. The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $8.0 million, offset by savings of approximately $2.0 million from service fee reductions related to 2004 amendments to our agreements with Sprint PCS. We expect Sprint operating expenses to grow consistently with growth in our subscriber base.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $36.2 million and $38.3 million during the years ended December 31, 2005 and 2004, respectively. The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. Handset subsidies on units sold by third parties totaled approximately $7.7 million and $12.7 million for the years ended December 31, 2005 and 2004, respectively. The decrease in cost of products sold was primarily due to the effects of the decrease in customer gross additions of approximately $2.3 million and sales of less expensive handset models of approximately $2.1 million, partially offset by the cost of certain promotional products sold to a third party totaling approximately $1.7 million.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred selling and marketing expenses of approximately $67.5 million during each of the years ended December 31, 2005 and 2004.

General and Administrative

We incurred general and administrative expenses totaling approximately $23.2 million and $17.2 million during the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, general and administrative expenses included expenses incurred in connection with our litigation against Sprint Nextel of approximately $4.3 million. The remaining increase was primarily due to increases in expenses for employee salaries, payroll taxes and benefits. We expect litigation expenses in connection with Sprint Nextel to be less in 2006 than in 2005. Other general and administrative expenses are expected to increase with the cost of inflation in 2006.

Non-Cash Compensation

During the years ended December 31, 2005 and 2004, non-cash compensation expense totaled approximately $2.9 million and $3.4 million, respectively. We apply the provisions of APB No. 25 and related interpretations in accounting for our equity incentive plan. In May 2002, we modified 1,220,800 options previously issued to employees and board members under our equity incentive plan to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification. The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised. Under variable accounting, stock-based employee compensation expense was recognized for increases or decreases in the amount by which the fair market value of our common stock exceeds the exercise price of the modified options, totaling approximately $2.9 million and $3.4 million for the years ended December 31, 2005 and 2004, respectively. Upon the adoption of SFAS No. 123R as of January 1, 2006, we will begin recognizing stock-based employee compensation expense based on the grant-date fair value of all equity awards to employees and will no longer recognize expense under variable accounting.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the years ended December 31, 2005 and 2004 totaled approximately $51.3 million and $49.9 million, respectively. We depreciate our property and equipment using the straight-line method over two to 10 years. A building owned by us is being depreciated using the straight-line method over 30 years. Amortization of intangible assets with finite useful lives is over 18 years. Accretion expense increases the asset retirement obligation associated with our tower leases, switch site and retail and administrative locations to its present value. The increase in depreciation, amortization and accretion expense was primarily due to higher depreciation expense resulting from net additions to our network equipment during the previous twelve months, partially offset by the impact of accelerated depreciation of our minicell base stations totaling approximately $5.0 million for the year ended December 31, 2004 as compared to approximately $0.7 million for the year ended December 31, 2005.

Interest Income

For the years ended December 31, 2005 and 2004, interest income was approximately $3.1 million and $0.9 million, respectively. Interest income increased as a result of maintaining higher average cash balances and earning more interest due to higher interest rates as compared to the same period in 2004. We expect interest income to increase in 2006 as cash and cash equivalents increase.

Interest Expense

Interest expense totaled approximately $43.5 million and $40.1 million during the years ended December 31, 2005 and 2004, respectively. Interest is accrued on our notes on a per annum basis at the interest rate of 9.875%. Prior to the refinancings of our debt during 2004, interest on our 14% senior discount notes due May 15, 2010 (“14% Senior Notes”) was recorded as part of the carrying value of the

14% Senior Notes and not included in our 2004 interest expense in accordance with applicable provisions of SFAS No. 15, “Accounting for Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”). After the refinancings, none of our debt follows the provisions of SFAS No. 15 and, as a result, interest expense was higher in 2005 as compared to 2004. We expect interest expense in 2006 to be comparable to the amount recorded in 2005.

Income Taxes

For the years ended December 31, 2005 and 2004, income tax benefit (expense) was approximately $31.7 million and $(0.6) million, respectively. As a result of the assessment of the realizability of our deferred income tax assets during the fourth quarter of 2005, we released the valuation allowance on our deferred income tax assets, resulting in an income tax benefit in our consolidated statement of operations of approximately $32.1 million. Deferred income tax assets consist primarily of the tax benefit of our net operating loss carryforwards, which now are more likely than not to be realized. Income tax expense will be recognized during 2006 based on the estimated annual federal and state effective tax rate applied to pre-tax income. While this tax expense will reduce net income, no cash will be paid for income taxes, other than any required alternative minimum tax and state tax payments, until the net operating loss carryforwards have been fully utilized.

Net Income (Loss)

For                the year ended December 31, 2005, our net income was approximately $47.7 million and for the year ended December 31, 2004, our net loss was approximately $(15.3) million. For the year ended December 31, 2005, we recognized an income tax benefit of approximately $32.1 million relating to the release of our valuation allowance on our deferred income tax assets. We recognized a gain on debt retirement of approximately $4.9 million for the year ended December 31, 2004.

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

Average Revenue Per User (ARPU)

During each of the years ended December 31, 2004 and 2003, our ARPU was approximately $57.

Cost Per Gross Addition (CPGA)

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

•       Roaming and Wholesale Revenue   Roaming and wholesale revenue during the years ended December 31, 2004 and 2003 was approximately $102.9 million and $63.4 million, respectively. The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $18.7 million and $4.9 million, respectively, and increases in non-Sprint roaming and reseller revenues of approximately $6.0 million and $9.9 million, respectively. The increases in Sprint PCS travel revenue and non-Sprint roaming revenue were primarily due to increases in travel and roaming minutes of use and data usage. Our increase in reseller subscribers from approximately 22,700 as of December 31, 2003 to approximately 98,600 as of December 31, 2004 was the primary factor for our increase in reseller revenues.

•       Equipment Revenue.   The amounts recorded during the years ended December 31, 2004 and 2003 from equipment revenue totaled approximately $13.1 million and $12.2 million, respectively. The increase was primarily due to an increase in the allocation of activation revenue to equipment revenue in accordance with EITF 00-21 of approximately $0.7 million.

Cost of Service and Operations

•       Network Operations Expenses.   Network operations expenses totaled approximately $64.1 million during the year ended December 31, 2004 compared to approximately $58.6 million during the year ended December 31, 2003. The increase was primarily due to the effect of an increase in interconnection charges of approximately $2.2 million resulting from increased minutes of use and the effect of an increase in radio communications sites on backhaul and site lease expenses of approximately $3.7 million.

•       Travel and Roaming Expenses.   Travel and roaming expense totaled approximately $47.7 million and $32.3 million for the years ended December 31, 2004 and 2003, respectively. The increase in travel and roaming expenses was primarily due to increases in Sprint PCS travel expenses for voice and data services of approximately $12.7 million and $2.8 million, respectively. The increase in Sprint PCS travel expense was due to increases in travel minutes of use and data usage, primarily due to an approximate 26% increase in our subscriber base.

•       Bad Debt Expense.   Bad debt expense during the years ended December 31, 2004 and 2003 was approximately $5.6 million and $1.7 million, respectively. The increase in bad debt expense was primarily attributable to the credit adjustment of approximately $1.2 million due to the resolution of disputed charges with Sprint and a $1.3 million reduction in operating expenses related to the transition from the “collected revenue” to the “billed revenue” method with Sprint for reconciling amounts due to us for accounts receivable during the year ended December 31, 2003. The remaining increase is primarily attributable to subscriber revenue growth.

•       Sprint Operating Expenses   Sprint operating expenses during the years ended December 31, 2004 and 2003 were approximately $52.9 million and $44.9 million, respectively. The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base of approximately $10.9 million, offset by savings related to the amendment to our agreements with Sprint PCS effective in 2003 of approximately $2.9 million.

Cost of Products Sold

Cost of products sold totaled approximately $38.3 million and $40.2 million during the years ended December 31, 2004 and 2003, respectively. Handset subsidies on units sold by third parties totaled approximately $12.7 million and $15.5 million for the years ended December 31, 2004 and 2003, respectively.

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

General and Administrative

We incurred general and administrative expenses totaling approximately $17.2 million and $15.0 million during the years ended December 31, 2004 and 2003, respectively. The increase in general and administrative expenses was primarily due to an increase in compensation expenses of approximately $0.8 million, an increase in insurance expenses of approximately $0.5 million due to increases in certain insurance coverages and the initial costs of complying with the Sarbanes-Oxley Act of 2002 of approximately $0.7 million.

Non-Cash Compensation

During the years ended December 31, 2004 and 2003, non-cash compensation totaled approximately $3.4 million and $0.2 million, respectively. Under variable accounting for our modified stock options, compensation expense of approximately $3.4 million was recognized in 2004 for the excess of the common stock’s fair market value over the modification price. During 2003, the fair market value of our common stock had not exceeded the modified price and, as such, no compensation expense had been recorded for our modified stock options.

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

During the fourth quarter of 2004, Operating Company completed a financing of an additional $150.0 million aggregate principal amount of 9.875% Senior Notes in a transaction exempt from the registration requirements of the Securities Act. These 9.875% Senior Notes are of the same class as the previously outstanding $270.0 million aggregate principal amount of 9.875% Senior Notes and were issued at a price of 103.5% generating approximately $155.3 million in proceeds. Operating Company used approximately $139.3 million of these cash proceeds to fund a cash tender offer and consent solicitation for its outstanding 14% senior subordinated discount notes due 2010 (“14% Subordinated Notes”) and 14% Senior Notes. Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted. The purchases of the 14% Subordinated Notes and the 14% Senior Notes resulted in a net gain on debt retirements of approximately $3.8 million, consisting of a loss on the purchases of such notes of approximately $16.2 million, the write-off of deferred financing fees related to the notes of approximately $1.2 million and the write-off of unamortized debt discount for detachable warrants associated with the 14% Subordinated Notes of approximately $2.9 million, net of a gain of approximately $24.1 million recognized on the reduction in carrying value of the future cash payments associated with the purchased 14% Senior Notes.

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

Liquidity and Capital Resources

From inception through December 31, 2002, we principally relied on the proceeds from equity and debt financings, and to a lesser extent revenues, as our primary sources of capital. In 2003, 2004 and 2005, we generated cash flow from operating activities of approximately $14.5 million, $55.4 million and $69.8 million, respectively.

Although we substantially completed our contractually required network coverage build-out in 2002, our business could require additional capital expenditures for capacity enhancements and coverage improvements. Capital expenditures for the years ended December 31, 2005, 2004 and 2003 totaled approximately $43.3 million, $27.0 million and $25.9 million, respectively. Since 2003, we have funded and expect to fund all of our future capital expenditures through cash flows from operating activities, cash and cash equivalent balances.

In February 2005, we announced a network coverage expansion, which is expected to cost approximately $13 million and is expected to be completed in 2006. As part of this expansion, we entered into an agreement with an equipment vendor to acquire network equipment. The agreement provides for a minimum purchase commitment of $18 million in each of the years 2006 through 2008 for all network equipment and performance services that we purchase.

In December 2004, Sprint announced its intention to deploy the next generation of CDMA technology known as EV-DO throughout its network. EV-DO technology is expected to generate higher network data speeds and allow the introduction of new data products and features. While Sprint has not required the implementation of EV-DO by us or its other PCS affiliates, we began deploying EV-DO in selected markets in the third quarter of 2005 and covered approximately 10% of the population in our markets at the end of 2005 for an approximate cost of $3.5 million.

In February 2004, Operating Company issued $270.0 million aggregate principal amount of the 9.875% Senior Notes at a discount generating approximately $265.3 million in proceeds, and in October 2004, Operating Company issued an additional $150.0 million aggregate principal amount of 9.875% Senior Notes of the same class at a price of 103.5% generating cash proceeds of approximately $155.3 million, in transactions exempt from the registration requirements of the Securities Act. The 9.875% Senior Notes were subsequently registered under the Securities Act. Interest on the 9.875% Senior Notes became payable semiannually beginning on September 1, 2004. The 9.875% Senior Notes are redeemable in whole or in part on or after March 1, 2007. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes. The proceeds from these offerings in 2004 were used to repay and terminate Operating Company’s senior secured credit facility, to redeem all of its outstanding 14% Series B Senior Notes and to repurchase all of its outstanding 14% Subordinated Notes and 14% Senior Notes.

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

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of December 31, 2005 will require cash payments of interest of $41.5 million in each of the years 2006 through 2011. We presently are in compliance with all covenants in the indenture associated with the 9.875% Senior Notes. We may from time to time purchase outstanding 9.875% Senior Notes and/or shares of UbiquiTel common stock in the open market, in privately negotiated transactions or otherwise in accordance with our debt agreements and applicable law.

As of December 31, 2005, we had approximately $127.3 million of working capital, including $121.1 million in cash and cash equivalents. Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through December 31, 2006 and into the foreseeable future.

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

Contractual Obligations

We are obligated to make future payments under various contracts we have entered into, including amounts pursuant to noncancelable operating lease agreements for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment; purchase obligations; the building mortgage; and the 9.875% Senior Notes. The following table lists our expected future minimum contractual cash obligations for the next five years and in the aggregate as of December 31, 2005 (dollars in thousands):

		Payments due by year ending December 31,
Contractual obligation	Total	2006	2007	2008	2009	2010	Thereafter
Operating leases(1)	$91,510	$18,662	$18,027	$15,939	$15,090	$11,754	$12,038
Purchase obligations(2)	64,228	22,582	20,627	19,570	903	546	—
Building mortgage(3)	3,005	240	257	275	295	317	1,621
9.875% Senior Notes(3)	420,000	—	—	—	—	—	420,000
	$578,743	$41,484	$38,911	$35,784	$16,288	$12,617	$433,659

(1)          Does not include payments due under renewals to the original lease term.

(2)          Operating Company is committed to purchase network equipment and network performance services at a minimum annual commitment of $18 million during the years 2006 through 2008 pursuant to an agreement with a third party. Also includes commitments for backhaul circuits under usage agreements with certain telecommunications providers through 2010.

(3)          Total repayments, excluding interest payments, are based on borrowings outstanding as of December 31, 2005.

There are provisions in the indenture governing the 9.875% Senior Notes that provide for an acceleration of repayment upon an event of default, as defined in the indenture.

Analysis of Cash Flows

A significant portion of our revenues is generated from customers who subscribe to service from us, our resellers or Sprint Nextel on contracts that range from one to two years. Our cash flow from operating activities will fluctuate with the size of our subscriber base and indirectly from the size of Sprint Nextel’s PCS subscriber base and the recurring subscriber, reseller and roaming revenue streams generated from Sprint PCS customers. We expect cash flow from operating activities will continue to grow in 2006 and in future periods as our subscriber base continues to grow.

Net cash provided by operating activities was approximately $69.8 million and $55.4 million for the years ended December 31, 2005 and 2004, respectively. The increase in cash provided by operating activities was primarily due to the increase in operating income of approximately $36.8 million partially offset by the increase in cash paid for interest of approximately $24.2 million.

Net cash used in investing activities was approximately $43.3 million and $25.8 million for the years ended December 31, 2005 and 2004, respectively. The increase resulted primarily from higher capital expenditures for base stations for network coverage expansion and EV-DO deployment.

Net cash provided by financing activities for the year ended December 31, 2005 was approximately $2.9 million, consisting primarily of proceeds from the exercise of stock options and warrants. Net cash provided by financing activities was approximately $5.0 million for the year ended December 31, 2004, resulting primarily from cash proceeds of approximately $155.3 million from our October 2004 issuance of 9.875% Senior Notes net of cash payments of approximately $139.3 million to purchase approximately $100.4 million aggregate principal amount of 14% Subordinated Notes and approximately $31.4 million aggregate principal amount of 14% Senior Notes.

Reconciliation of non-GAAP financial measures

We utilize certain financial measures that are not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented. The non-GAAP financial measures discussed in “—Results of Operations” are average revenue per user (ARPU) and cost per gross addition (CPGA).Descriptions of these non-GAAP financial measures are provided where the particular measures are discussed in “—Results of Operations—Analysis of the years ended December 31, 2005 and 2004,” and the following tables reconcile the non-GAAP financial measures with our consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Year Ended December 31,
Average revenue per user (ARPU)	2005	2004	2003
Subscriber revenue	$281,622,000	$250,034,000	$197,633,000
Average subscribers	422,500	365,100	290,100
ARPU	$56	$57	$57

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

	Year Ended December 31,
Cost per gross addition (CPGA)	2005	2004	2003
Selling and marketing	$67,450,000	$67,485,000	$53,681,000
Add: Cost of products sold	36,166,000	38,314,000	40,247,000
Less: Equipment revenue	(15,456,000)	(13,089,000)	(12,205,000)
Total CPGA costs	$88,160,000	$92,710,000	$81,723,000
Gross additions	181,200	196,600	181,800
CPGA	$487	$471	$450

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

Seasonality

Our business is seasonal because the wireless industry is moderately dependent on fourth quarter results. Among other things, the industry relies on higher customer additions and handset sales in the fourth quarter as compared to the other three fiscal quarters. The factors contributing to this trend include the increasing use of retail distribution, which is dependent on years-end holiday shopping, the timing of new product and service offerings, competitive pricing pressures and aggressive marketing and promotions during the holiday season. The increased level of activity requires a greater use of our available financial resources during this period.

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

ITEM 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer), conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15 (e)) as of December 31, 2005. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

The management of UbiquiTel is responsible for establishing and maintaining adequate internal control over financial reporting. UbiquiTel’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of the financial reporting process and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of UbiquiTel’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations on the Treadway Commission (COSO) in “Internal Control—Integrated Framework.” Management has concluded that, based on its assessment under those criteria, UbiquiTel’s internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of UbiquiTel’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein on page F-2.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is responsible for all of our disclosure controls and procedures and internal control over financial reporting including those relating to functions outsourced to a third party, Sprint Nextel, and including controls over the information flow to and from the third party service organization. We also are responsible for assessing the identified controls over financial reporting over the outsourced operations. We place reliance on Sprint Nextel to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS affiliates of Sprint Nextel. To address this issue, Sprint Nextel engages its independent auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”). This report is provided semi-annually to us and we have placed reliance on this SAS 70 report for assessing the identified controls over financial reporting over the outsourced operations.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers

Information concerning our directors is incorporated herein by reference to UbiquiTel’s definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders. For information concerning UbiquiTel’s executive officers, see “Item 1. Business—Executive Officers.”

We will provide to any person, without charge, a copy of our code of ethics applicable to our principal executive officer, principal financial officer and principal accounting officer or controller on the written request of any such person addressed to Investor Relations at UbiquiTel Inc., One West Elm Street, Suite 400, Conshohocken, Pennsylvania 19428.

ITEM 11.   Executive Compensation

The information required by this item is incorporated herein by reference to UbiquiTel’s definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to UbiquiTel’s definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders.

ITEM 13.   Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to UbiquiTel’s definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders.

ITEM 14.   Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to UbiquiTel’s definitive proxy statement to be filed within 120 days of our fiscal year end in connection with solicitation of proxies for our annual meeting of shareholders.

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

Exhibit Number	Description
*3.1	Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (3.1)
**3.2	Amendment to Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (3.2)
*3.3	Amended and Restated Bylaws of UbiquiTel Inc. (3.2)
*4.1	Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (10.21)
***4.2	First Amendment, dated as of June 12, 2000, to Warrant Agreement dated as of April 11, 2000 between UbiquiTel Inc. and American Stock Transfer & Trust Company. (4.3)
+4.3	Form of Registered 9.875% Senior Note Due 2011. (4.4)
++4.4	Notation of Guarantee dated as of February 23, 2004 of UbiquiTel Inc. (10.3)
+++4.5	Form of Registered 9.875% Senior Note Due 2011. (4.4).
#4.6	Notation of Guarantee dated as of October 14, 2004 of UbiquiTel Inc. (10.5)
†*10.1	Sprint PCS Management Agreement, as amended, dated as of October 15, 1998 by and between Sprint Spectrum, LP, WirelessCo., LP and UbiquiTel, LLC. (10.1)
†*10.2	Sprint PCS Services Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.2)
*10.3	Sprint Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Communications Company, LP and UbiquiTel, LLC. (10.3)
*10.4	Sprint Spectrum Trademark and Service Mark License Agreement dated as of October 15, 1998 by and between Sprint Spectrum, LP and UbiquiTel, LLC. (10.4)
##10.5	Addendum VI dated February 22, 2001 to Sprint PCS Management Agreement by and between Sprint Spectrum, LP, Wireless Co., LP, and UbiquiTel Operating Company. (10.36)

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

Asset Purchase Agreement dated as of December 28, 1999, as amended, by and between Sprint Spectrum, LP, Sprint Spectrum Equipment Company, LP, Sprint Spectrum Realty Company, LP, Cox Communications PCS, LP, Cox PCS Leasing Co., LP, Cox PCS Assets, LLC and UbiquiTel Holdings, Inc. (10.5)

^^10.9

Forbearance Agreement dated July 29, 2005 among Sprint Corporation, Sprint Spectrum L.P., WirelessCo L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C., UbiquiTel Inc. and UbiquiTel Operating Company. (99.1)

^^^10.10

Amendment No. 1 dated December 2, 2005 to Forbearance Agreement dated July 29, 2005 among Sprint Corporation, Sprint Spectrum L.P., WirelessCo L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C., UbiquiTel Inc. and UbiquiTel Operating Company. (99.1)

*10.11	Employment Agreement dated as of November 29, 1999 by and between UbiquiTel Inc. and Donald A. Harris. (10.17)
>10.12	Employment Agreement dated as of November 30, 2002 by and between UbiquiTel Inc. and Donald A. Harris. (10.28)
>>10.13	Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and Dean E. Russell. (10.11)
>>>10.14	Employment Agreement dated as of November 19, 2003 by and between UbiquiTel Inc. and James J. Volk. (10.46)
>>10.15	Amendment to Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and James J. Volk. (10.13)
>>>10.16	Employment Agreement dated as of November 19, 2003 by and between UbiquiTel Inc. and Patricia E. Knese. (10.47)
>>10.17	Amendment to Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and Patricia E. Knese. (10.15)
>>10.18	Employment Agreement dated as of March 11, 2005 by and between UbiquiTel Inc. and David L. Zylka. (10.16)
<10.19	Amended and Restated 2000 Equity Incentive Plan of UbiquiTel Inc. (10.39)
<<10.20	UbiquiTel Inc. Amended and Restated 2002 Employee Stock Purchase Plan. (10.1)
++10.21	Indenture for UbiquiTel Operating Company’s 9.875% Senior Notes Due 2011 dated as of February 23, 2004 among UbiquiTel Operating Company, UbiquiTel Inc. and The Bank of New York, as trustee. (10.2)
###10.22	Master Site Agreement dated as of October 15, 2003 between UbiquiTel Leasing Company and GoldenState Towers, LLC. (10.1)

*10.23	Master Site Agreement dated as of May 11, 2000 between SpectraSite Communications, Inc. and UbiquiTel Leasing Company. (10.27)
<<<10.24	Master Tower Space License Agreement dated as of April 4, 2001 between American Tower, L.P. and UbiquiTel Leasing Company and First Amendment thereto dated June 18, 2001. (10.32)
<<<10.25

Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Communication New York, Inc., Crown Castle PT Inc., Crown Castle South Inc., Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company. (10.33)

>>10.26

Second Amendment dated as of December 22, 2004 to Master License Agreement dated as of December 15, 2000 between Crown Atlantic Company LLC, Crown Castle PT Inc., Crown Castle South LLC, Crown Castle GT Company LLC, Crown Communication Inc. and UbiquiTel Leasing Company. (10.27)

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

^	Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K dated December 8, 2004 of UbiquiTel Inc.
^^	Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K dated July 29, 2005 of UbiquiTel Inc.
^^^	Incorporated by reference to the exhibit shown in parentheses and filed with the Current Report on Form 8-K dated December 2, 2005 of UbiquiTel Inc.
>

Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2002 of UbiquiTel Inc. and UbiquiTel Operating Company.

>>

Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2004 of UbiquiTel Inc. and UbiquiTel Operating Company.

>>>

Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Annual Report on Form 10-K for the fiscal year ended December 31, 2003 of UbiquiTel Inc. and UbiquiTel Operating Company.

<	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-3 of UbiquiTel Inc. (Reg. No. 333-68082).
<<

Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of UbiquiTel Inc. and UbiquiTel Operating Company.

<<<

Incorporated by reference to the exhibit shown in parentheses and filed with the Joint Quarterly Report on Form 10-Q, as amended by Form 10-Q/A, for the fiscal quarter ended March 31, 2001 of UbiquiTel Inc. and UbiquiTel Operating Company.

†	Confidential treatment has been granted on portions of these documents.

Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report pursuant to Item 15 is listed in exhibit numbers 10.11, 10.12, 10.13, 10.14, 10.15, 10.16, 10.17, 10.18, 10.19 and 10.20.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 15th day of March, 2006.

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

Signature	Title	Date
/s/ DONALD A. HARRIS	Chairman of the Board, President and	March 15, 2006
Donald A. Harris	Chief Executive Officer (Principal Executive Officer)
/s/ JAMES J. VOLK	Chief Financial Officer (Principal	March 15, 2006
James J. Volk	Financial Officer and Accounting Officer)
/s/ ROBERT A. BERLACHER	Director	March 15, 2006
Robert A. Berlacher
/s/ JAMES E. BLAKE	Director	March 15, 2006
James E. Blake
/s/ MATTHEW J. BOOS	Director	March 15, 2006
Matthew J. Boos
/s/ PETER LUCAS	Director	March 15, 2006
Peter Lucas
/s/ BRUCE E. TOLL	Director	March 15, 2006
Bruce E. Toll

/s/ EVE M. TRKLA	Director	March 15, 2006
Eve M. Trkla
/s/ JOSEPH N. WALTER	Director	March 15, 2006
Joseph N. Walter
/s/ ERIC S. WEINSTEIN	Director	March 15, 2006
Eric S. Weinstein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Operating Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 15th day of March, 2006.

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

Signature	Title	Date
/s/ DONALD A. HARRIS	Sole Director, President and Chief	March 15, 2006
Donald A. Harris	Executive Officer (Principal
Executive Officer)
/s/ JAMES J. VOLK	Chief Financial Officer (Principal	March 15, 2006
James J. Volk	Financial Officer and Accounting
Officer)

UBIQUITEL INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of UbiquiTel Inc.:

We have completed integrated audits of UbiquiTel Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of UbiquiTel Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 15, 2006

UbiquiTel Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands, Except Per Share Data)

	December 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$121,127	$91,781
Accounts receivable, net of allowance for doubtful accounts of $3,435 and $3,358 at December 31, 2005 and 2004, respectively	30,082	22,609
Inventory	4,777	4,025
Prepaid expenses and other assets	17,411	17,680
Deferred income taxes	20,290	—
Total current assets	193,687	136,095
PROPERTY AND EQUIPMENT, NET	244,163	243,679
CONSTRUCTION IN PROGRESS	2,169	1,867
DEFERRED FINANCING COSTS, NET	9,184	10,868
GOODWILL	38,138	38,138
INTANGIBLES, NET	60,261	64,565
DEFERRED INCOME TAXES	13,038	—
OTHER LONG-TERM ASSETS	2,223	2,595
Total assets	$562,863	$497,807
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$240	$223
Accounts payable	11,062	3,124
Accrued expenses	18,230	18,824
Accrued compensation and benefits	4,770	4,591
Interest payable	13,825	13,825
Taxes payable	2,677	2,672
Deferred revenue	12,455	12,274
Other	3,165	1,501
Total current liabilities	66,424	57,034
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	423,475	423,893
OTHER LONG-TERM LIABILITIES	11,357	11,462
Total long-term liabilities	434,832	435,355
Total liabilities	501,256	492,389
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at December 31, 2005 and 2004	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 94,209 and 93,016 shares issued and outstanding at December 31, 2005 and 2004, respectively	47	46
Additional paid-in-capital	312,305	303,830
Accumulated deficit	(250,745)	(298,458)
Total stockholders’ equity	61,607	5,418
Total liabilities and stockholders’ equity	$562,863	$497,807

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Operations
(In Thousands, Except Per Share Data)

	Year Ended December 31,
	2005	2004	2003
REVENUES:
Subscriber revenue	$281,622	$250,034	$197,633
Roaming and wholesale revenue	125,649	102,920	63,428
Service revenue	407,271	352,954	261,061
Equipment revenue	15,456	13,089	12,205
Total revenues	422,727	366,043	273,266
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation, amortization and accretion as shown separately below)	185,384	170,265	137,479
Cost of products sold	36,166	38,314	40,247
Selling and marketing	67,450	67,485	53,681
General and administrative	23,197	17,185	15,022
Non-cash compensation	2,906	3,371	205
Depreciation, amortization and accretion	51,312	49,913	46,909
Total costs and expenses	366,415	346,533	293,543
OPERATING INCOME (LOSS)	56,312	19,510	(20,277)
INTEREST INCOME	3,110	877	649
INTEREST EXPENSE	(43,469)	(40,070)	(31,249)
GAIN ON DEBT RETIREMENTS	40	4,947	43,050
INCOME (LOSS) BEFORE INCOME TAXES	15,993	(14,736)	(7,827)
INCOME TAX BENEFIT (EXPENSE)	31,720	(561)	(766)
NET INCOME (LOSS)	$47,713	$(15,297)	$(8,593)
NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$0.51	$(0.16)	$(0.10)
DILUTED	$0.49	$(0.16)	$(0.10)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	93,576	92,761	86,875
DILUTED	97,582	92,761	86,875

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$47,713	$(15,297)	$(8,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred financing costs	1,776	1,497	1,835
Amortization of debt (premium) discount	(124)	823	1,315
Amortization of intangible assets	4,304	4,304	7,058
Depreciation and accretion	47,008	45,609	39,852
Interest accrued on discount notes	—	9,749	15,260
Non-cash compensation from stock options granted to employees	2,906	3,371	205
Deferred income taxes	(32,055)	316	—
(Gain) loss on disposal of equipment	(421)	(308)	39
Gain on debt retirements	(40)	(4,947)	(43,050)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	(7,473)	(2,995)	2,148
Inventory	(752)	(617)	(657)
Prepaid expenses and other assets	565	(1,366)	263
Income tax receivable	—	141	8,567
Accounts payable and accrued expenses	6,408	15,111	(9,790)
Net cash provided by operating activities	69,815	55,391	14,452
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(43,333)	(26,984)	(25,928)
Proceeds from sale of towers, net of transaction costs	—	—	10,524
Proceeds from disposal of equipment	5	—	—
Change in restricted cash	—	1,137	(1,095)
Net cash used in investing activities	(43,328)	(25,847)	(16,499)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of 9.875% senior notes	—	420,552	—
Repayments under senior secured credit facility	—	(230,000)	(15,000)
Proceeds from issuance of 14% Series B senior discount notes	—	—	10,914
Purchases of 14% senior discount notes and 14% senior subordinated discount notes	(14)	(155,194)	(10,701)
Repayment of 14% Series B senior discount notes	—	(12,478)	—
Financing costs	(92)	(12,396)	(4,588)
Repayment of other long-term debt	(223)	(305)	(683)
Change in book cash overdraft	—	(5,671)	5,671
Proceeds from issuance of common stock	436	262	32
Proceeds from exercise of stock options and warrants	2,801	420	146
Repurchase of common stock	(49)	(178)	—
Net cash provided by (used in) financing activities	2,859	5,012	(14,209)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,346	34,556	(16,256)
CASH AND CASH EQUIVALENTS, beginning of period	91,781	57,225	73,481
CASH AND CASH EQUIVALENTS, end of period	$121,127	$91,781	$57,225
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$41,809	$17,605	$13,207
Cash paid for income taxes	361	320	354
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Network equipment acquired but not yet paid	$4,488	$—	$311
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITY:
Tax benefits from stock-based employee compensation plan	$2,382	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
(In Thousands)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
BALANCE, December 31, 2002	—	$—	81,432	$41	$295,236	$(274,568)	$20,709
Issuance of common stock to employee stock purchase plan	—	—	159	—	32	—	32
Amortization of deferred stock compensation expense granted to employees for general and administrative matters	—	—	—	—	205	—	205
Exercise of options	—	—	75	—	37	—	37
Issuance of detachable warrants	—	—	—	—	4,341	—	4,341
Exercise of warrants	—	—	10,913	5	104	—	109
Net loss	—	—	—	—	—	(8,593)	(8,593)
BALANCE, December 31, 2003	—	$—	92,579	$46	$299,955	$(283,161)	$16,840
Issuance of common stock to employee stock purchase plan	—	—	91	—	262	—	262
Exercise of options	—	—	374	—	420	—	420
Repurchase and retirement of common stock	—	—	(28)	—	(178)	—	(178)
Stock-based employee compensation expense	—	—	—	—	3,371	—	3,371
Net loss	—	—	—	—	—	(15,297)	(15,297)
BALANCE, December 31, 2004	—	$—	93,016	$46	$303,830	$(298,458)	$5,418
Issuance of common stock to employee stock purchase plan	—	—	84	—	436	—	436
Exercise of options	—	—	1,028	1	2,111	—	2,112
Exercise of warrants	—	—	86	—	689	—	689
Repurchase and retirement of common stock	—	—	(5)	—	(49)	—	(49)
Stock-based employee compensation expense	—	—	—	—	2,906	—	2,906
Tax benefits from stock-based employee compensation plan	—	—	—	—	2,382	—	2,382
Net income	—	—	—	—	—	47,713	47,713
BALANCE, December 31, 2005	—	$—	94,209	$47	$312,305	$(250,745)	$61,607

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

In October 1998, UbiquiTel L.L.C. (a Washington state limited liability company) entered into a management agreement with Sprint PCS for the exclusive rights to market Sprint’s 100% digital, 100% PCS products and services to the residents in the Reno/Tahoe, Nevada market. UbiquiTel L.L.C. had no financial transactions from its inception (August 24, 1998) to September 29, 1999. On September 29, 1999, UbiquiTel Inc. (formerly, UbiquiTel Holdings, Inc.) was incorporated in Delaware. In November 1999, UbiquiTel L.L.C. assigned all of its material contracts including the rights to the Sprint PCS agreements to UbiquiTel Inc. On November 9, 1999, UbiquiTel Operating Company (a Delaware corporation, formerly a Delaware limited liability company) (“Operating Company”), was formed to serve as the operating company for UbiquiTel Inc. Also, on March 17, 2000, UbiquiTel Leasing Company (a Delaware corporation) was formed to serve as the leasing company for UbiquiTel Inc. UbiquiTel Inc. assigned the Sprint PCS agreements to Operating Company following its formation. On December 28, 1999, UbiquiTel amended its management agreement with Sprint PCS to expand its markets to include northern California, Spokane/Montana, southern Idaho/Utah/Nevada and southern Indiana/Kentucky/Tennessee. On February 21, 2001, in connection with UbiquiTel’s acquisition of VIA Wireless LLC, UbiquiTel amended its management agreement with Sprint PCS to expand its markets effective at the closing in August 2001 to include the central valley of California market. On August 13, 2001, upon the closing of the merger agreement, VIA Wireless became a wholly owned subsidiary of Operating Company and was later merged into Operating Company in June 2003. On July 31, 2003, Operating Company amended its management agreement with Sprint PCS to eliminate the obligation to build out the state of Montana, thereby reducing its licensed resident population in its markets to approximately 10.8 million. See Note 15 with respect to Sprint’s merger in August 2005 with Nextel Communications, Inc. and the Company’s litigation against Sprint and Nextel related to the merger.

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

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”). SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amended the compliance dates for SFAS No. 123R and required its adoption by no later than January 1, 2006. SFAS No. 123R provides for different transition methods for past award grants, including restatement of prior period results. The Company plans to apply the modified prospective transition method to all past awards outstanding and unvested as of the required effective date of January 1, 2006 and will recognize the associated expense over the remaining vesting period based on the fair values previously determined and disclosed as part of its pro forma disclosures under SFAS No. 123. As such, the Company will not restate the results of prior periods. The Company does not expect the impact of adopting SFAS No. 123R to result in the recognition of an annual expense materially different from the stock-based employee compensation expense for the year ended December 31, 2005 reflected in its pro forma disclosures under SFAS No. 123. The stock-based employee compensation expense currently recognized under variable accounting will no longer be recognized upon the adoption of SFAS No. 123R.

In March 2005, the FASB issued Interpretation Number 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). FIN 47 clarifies the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” and also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and the Company is required to adopt SFAS No. 154 no later than January 1, 2006. The Company does not expect that the adoption of SFAS No. 154 will have a material impact on its financial position, results of operations or cash flows.

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash and short-term investments with original maturities of three months or less.

Fair Value of Financial Instruments

Fair value estimates, assumptions and methods used to estimate fair value of the Company’s financial instruments are made in accordance with the requirements of SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The Company has used available information to derive its estimates. However, because these estimates are made as of a specific point in time, they are not necessarily indicative of amounts the Company could ultimately realize. The use of different assumptions or estimating methods may have a material effect on the estimated fair value amounts.

The carrying amounts of cash and cash equivalents, accounts receivable net, accounts payable and accrued expenses approximate fair value due to the short-term nature of the instruments.

Long-term debt is comprised primarily of the 9.875% senior notes due 2011. The fair value of the 9.875% senior notes is measured at quoted market value and was approximately $466.2 million as of December 31, 2005 versus a carrying value of approximately $420.7 million. As of December 31, 2004, the fair value of the 9.875% senior notes was approximately $470.4 million versus a carrying value of approximately $420.8 million.

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

Property and equipment are depreciated using the straight-line method based on estimated useful lives of the assets.

Assets lives are as follows:

Network equipment	2-10 years
Computer equipment	4 years
Furniture and office equipment	4 years
Vehicles	5 years
Building	30 years

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Leasehold improvements are depreciated over the shorter of the remaining term of the lease or the estimated useful life of the improvement. Cell site assets associated with towers under operating leases are recorded in network equipment and are depreciated over the shorter of the assets’ useful lives or the lease term. The Company considers the lease term to include the renewal periods of any lease that could cause a significant economic detriment to the Company if such lease renewal option is not exercised.

Construction in progress at December 31, 2005 and 2004 included equipment not yet placed into service and engineering and site development costs incurred in connection with the build-out of the Company’s PCS network.

Deferred Costs

Costs incurred in connection with the negotiation and documentation of debt instruments are deferred and amortized as interest expense over the terms of the debt instruments using the effective interest rate method.

Amortization of deferred financing charges amounted to approximately $1.8 million, $1.5 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively, and was included in interest expense.

Goodwill and Intangible Assets

Goodwill is subject to at least an annual assessment for impairment by applying a fair value-based test. If the carrying amount exceeds the fair value, goodwill is considered to be impaired. As of October 31, 2005, the Company completed its annual impairment review and determined that no impairment charge was required. The Company continually evaluates whether events and circumstances have occurred that indicate the remaining balance of goodwill may not be recoverable. In evaluating impairment, the Company estimates the sum of the expected future cash flows derived from such goodwill. Such evaluations for impairment are significantly impacted by estimates of future revenues, costs and expenses and other factors. If the goodwill is considered to be impaired, the impairment loss to be recognized is measured by the amount by which the carrying amount of the goodwill exceeds the fair value of the expected future cash flows. Goodwill was approximately $38.1 million at December 31, 2005 and 2004.

Intangible assets are amortized on a straight-line basis over their estimated useful life. Intangible assets of approximately $60.3 million and $64.6 million, net of accumulated amortization expense of approximately $18.9 million and $14.6 million, for the years ended December 31, 2005 and 2004, respectively, consisted of the unamortized cost of a Sprint PCS management agreement acquired in a business combination. Amortization expense for intangible assets was approximately $4.3 million for each of the years ended December 31, 2005, 2004 and 2003.

Estimated future amortization expense of intangible assets for the next five years at December 31, 2005 is as follows:

Years Ending December 31,	(In Thousands)
2006	$4,304
2007	4,304
2008	4,304
2009	4,304
2010	4,304

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). SFAS No. 109 requires an asset and liability approach which requires the recognition of deferred income tax assets and deferred income tax liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Valuation allowances have been established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Net Income (Loss) Per Share

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per common share is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding. In accordance with SFAS No. 128, incremental potential common shares from stock options and warrants are included in the calculation of diluted net income (loss) per share except when the effect would be antidilutive.

The calculations for basic and diluted net income (loss) per share were as follows:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$47,713	$(15,297)	$(8,593)
Weighted average common shares outstanding	93,576	92,761	86,875
Net income (loss) per share	$0.51	$(0.16)	$(0.10)
Diluted
Net income (loss)	$47,713	$(15,297)	$(8,593)
Weighted average common shares outstanding	93,576	92,761	86,875
Effect of dilutive options	4,006	—	—
Weighted average common shares outstanding assuming dilution	97,582	92,761	86,875
Net income (loss) per share	$0.49	$(0.16)	$(0.10)

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes the securities that are excluded from the diluted net income (loss) per share calculation, as amounts would have an antidilutive effect.

	December 31, 2005	December 31, 2004	December 31, 2003
Stock options	—	7,841,225	6,637,875
Warrants	3,579,000	3,665,183	3,665,183
Total	3,579,000	11,506,408	10,303,058

Stock-Based Compensation

At December 31, 2005, the Company had two stock-based employee compensation plans, an employee stock purchase plan and an equity incentive plan, which are described in Note 8. The employee stock purchase plan was suspended effective with the offering period beginning January 1, 2003 and resumed effective with the offering period beginning January 1, 2004. The Company accounts for the plans in accordance with APB No. 25 and related interpretations. The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123.

	Year Ended December 31,
	2005	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income (loss), as reported	$47,713	$(15,297)	$(8,593)
Add: stock-based employee compensation included in reported net income (loss), net of related tax	1,867	3,371	205
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related tax	(1,348)	(2,082)	(2,260)
Pro forma net income (loss)	$48,232	$(14,008)	$(10,648)
Basic net income (loss) per share:
As reported	$0.51	$(0.16)	$(0.10)
Pro forma	$0.52	$(0.15)	$(0.12)
Diluted net income (loss) per share:
As reported	$0.49	$(0.16)	$(0.10)
Pro forma	$0.49	$(0.15)	$(0.12)

The fair value of all option grants was estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions used for grants:

	Year Ended December 31,
	2005	2004	2003
Weighted-average risk-free interest rate	3.83%	2.51%	1.50%
Expected dividend yield	0%	0%	0%
Expected life in years	4.2	2.0	2.0
Expected volatility	46%	86%	143%

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

The Company recognizes revenues when services have been rendered or products have been delivered, the price to the buyer is fixed and determinable, and collectibility is reasonably assured. The Company accounts for rebates, discounts and other sales incentives as a reduction to revenue. Subscriber revenue consists of monthly recurring service charges for voice and data services and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and data usage in excess of the pre-subscribed usage plan received from the Company’s subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and credits. Equipment revenue includes sales of handsets and accessories. The Company’s revenue recognition policies are consistent with the guidance in Emerging Issues Task Force Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”), and Staff Accounting Bulletin No. 104, “Revenue Recognition.”

The Company recognizes revenue from its subscribers as they use the service. The Company pro-rates access revenue over the billing period and records airtime usage in excess of the pre-subscribed usage plan. The Company’s subscribers pay an activation fee to the Company when they initiate service. Prior to the adoption of EITF 00-21 on July 1, 2003, the Company deferred all activation fee revenue and direct customer activation costs on a straight-line basis over the average life of its subscribers, which was estimated to be 30 months. Direct customer activation costs in excess of activation fee revenue were recognized immediately. Upon adoption of EITF 00-21, non-refundable, up-front activation fees billed in the Company’s direct sales channel are included in equipment revenue rather than subscriber revenue in the consolidated statement of operations to the extent that the aggregate activation fee and handset proceeds received from a subscriber do not exceed the fair value of the handset sold. For the years ended December 31, 2005, 2004 and 2003, the Company recognized approximately $3.8 million, $4.9 million and $4.9 million, respectively, of activation fee revenue. As of December 31, 2005 and 2004, deferred revenue in the consolidated balance sheets included deferred activation fee revenue of approximately $2.5 million and $3.1 million, respectively, and also included approximately $10.0 million and $9.2 million of deferred access revenue, which represented customer access fees billed one month in advance, as of December 31, 2005 and 2004, respectively. Deferred activation fee revenue also was included in other long-term liabilities and totaled approximately $1.2 million and $1.4 million as of December 31, 2005 and 2004, respectively.

Roaming and wholesale revenue includes reseller revenue, Sprint PCS travel revenue and non-Sprint PCS roaming revenue. The Company records Sprint PCS travel revenue on a per minute rate for voice services and on a per kilobit rate for data services when Sprint PCS subscribers based outside the Company’s markets use the Company’s network. The Company earned approximately $91.5 million, $72.2 million and $48.7 million of Sprint PCS travel revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The Company records non-Sprint PCS roaming revenue when non-Sprint PCS subscribers use the Company’s network. The Company earned approximately $12.7 million, $20.2 million and $14.2 million of non-Sprint PCS roaming revenue for the years ended December 31, 2005, 2004 and 2003, respectively. The Company records reseller revenue when reseller subscribers use the Company’s network. The Company earned approximately $21.4 million, $10.5 million and $0.6 million of reseller revenue for the years ended December 31, 2005, 2004 and 2003, respectively.

Equipment revenue consists of proceeds from sales of handsets and accessories which are recorded at the time of sale. Revenues from sales of handsets and accessories represent a separate earnings process from service revenues because sales of handsets and accessories do not require customers to subscribe to

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

wireless services. Equipment revenue also includes an allocation of the arrangement consideration from activation revenue received as part of revenue arrangements with multiple deliverables.

The Company participates in the Sprint national and regional distribution programs in which national retailers such as RadioShack, Best Buy and Costco sell Sprint PCS products and services. In order to facilitate the sale of Sprint PCS products and services, national retailers purchase wireless handsets from Sprint Nextel for resale and receive compensation from Sprint Nextel for Sprint PCS products and services sold. For industry competitive reasons, Sprint subsidizes the price of these handsets by selling the handsets at a price below cost. Under the Company’s agreements with Sprint PCS, when a national retailer sells a Sprint PCS handset purchased from Sprint to a subscriber in the Company’s markets, the Company is obligated to reimburse Sprint for the handset subsidy. The Company does not receive any revenues from sales of handsets and accessories by national retailers. For a new subscriber activation and a handset upgrade to an existing subscriber, the Company includes these handset subsidy charges in cost of products sold in the consolidated statements of operations. Handset subsidy charges included in cost of products sold for the years ended December 31, 2005, 2004 and 2003 were approximately $7.7 million, $12.7 million and $15.5 million, respectively.

Accounts receivable, net includes amounts due from subscribers and the Company’s local indirect agents. The Company records an allowance for doubtful accounts to reflect the expected loss on the collection of receivables. The provision for doubtful accounts is included in the cost of service and operations in the consolidated statements of operations. Estimates are used in determining the allowance for bad debt and are based both on historical collection experience, current trends and credit policy and on a percentage of the Company’s accounts receivable by aging category. In determining these percentages, the Company looks at historical write-offs of its receivables. The Company also looks at current trends in the credit quality of its customer base and changes in the credit policies. Sub-prime credit class customers are required to make a deposit that can be credited against future billings. Certain sub-prime credit class customers also are subject to account spending limits. Activity in the allowance for doubtful accounts for the years ended December 31, 2005, 2004 and 2003 was as follows:

	December 31, 2005	December 31, 2004	December 31, 2003
	(In Thousands)
Balance, beginning of year	$3,358	$2,722	$4,343
Provision charged to expense	4,327	5,554	1,663
Charges to allowance	(4,250)	(4,918)	(3,284)
Balance, end of year	$3,435	$3,358	$2,722

Advertising Expenses

The Company expenses advertising costs when the advertising occurs. Total advertising expenses amounted to approximately $10.9 million, $9.3 million and $8.0 million for the years ended December 31, 2005, 2004 and 2003, respectively, and are included in selling and marketing expenses in the consolidated statements of operations.

Concentration of Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of cash and cash equivalents and accounts receivable. The Company maintains cash and cash equivalents in accounts with financial institutions in excess of the amount insured by the Federal Deposit

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Concentrations of credit risk with respect to accounts receivable are limited due to a large subscriber base. Initial credit evaluations of subscribers’ financial condition are performed and security deposits are generally obtained for subscribers with a high credit risk profile. The Company maintains an allowance for doubtful accounts for potential credit losses.

Additionally, the Company derives substantial revenues and expenses from Sprint Nextel Corporation (“Sprint” or “Sprint Nextel”). A significant amount of the Company’s financial transactions result from the Company’s relationship with Sprint.

Comprehensive Income

No statement of comprehensive income has been included in the accompanying financial statements since the Company does not have any other comprehensive income to report.

3.                 SPRINT AGREEMENTS

The Company entered into four major agreements with Sprint PCS and Sprint in late 1998. They are the management agreement, the services agreement, the trademark and service mark license agreement with Sprint and the trademark and service mark license agreement with Sprint PCS. The agreements, as amended to date, allow the Company to exclusively provide digital wireless personal communications services, or PCS, under the Sprint brand name to certain markets in the western and midwestern United States which include a total population of approximately 10.8 million residents covering portions of California, Nevada, Washington, Idaho, Utah, Wyoming, Indiana, Kentucky and Tennessee. See Note 15 with respect to Sprint’s merger in August 2005 with Nextel Communications, Inc. and the Company’s litigation against Sprint and Nextel related to the merger.

The management agreement has an initial term of 20 years ending in October 2018 with three 10-year renewals. It can be terminated if either party provides the other with two years’ prior written notice or either Sprint PCS or the Company is in material default of its obligations. The key clauses within the management agreement are summarized as follows:

Exclusivity.   The Company is designated as the only person or entity that can manage or operate a PCS network for Sprint PCS in the Company’s markets. Sprint PCS and Sprint’s related parties (as defined in the management agreement) are prohibited from owning, operating, building or managing another wireless mobility communications network operating in the 1900 MHz spectrum range in the Company’s markets while the management agreement is in place and no event has occurred that would permit the agreement to be terminated.

Network Build-out.   The management agreement specifies the terms of the Sprint PCS affiliation, including the required network build-out plan, which requires that the Company provide network coverage to a minimum network coverage area within specified time frames. The Company believes it is in compliance with the Company’s network build-out requirements and has satisfied the required deployment schedule under the management agreement.

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Products and Services Offered For Sale.   The management agreement identifies the products and services that can be offered for sale in the Company’s markets. These products and services include, but are not limited to, Sprint PCS consumer and business products and services available as of the date of the agreement or as modified by Sprint PCS. The Company also is allowed to resell Sprint PCS services to wireless resellers who in turn resell Sprint PCS services to their customers using the Company’s network.

Service Pricing, Roaming, Travel and Fees.   The Company must offer Sprint PCS subscriber pricing plans designated for regional or national offerings. The Company is permitted to establish its own local price plans for Sprint PCS products and services offered only in its markets, subject to Sprint PCS’ approval. The Company is entitled to receive fees weekly from Sprint PCS equal to 92% of net “billed revenue” related to customer activity less applicable write-offs, net of deposits applied. Sprint determines the write-offs for any given time period. Outbound non-Sprint PCS roaming billed to subscribers based in the Company’s markets, proceeds from the sales of handsets and accessories, amounts collected with respect to taxes and surcharges for enhanced 911, wireless local number portability and universal service fund charges, and customer handset insurance are not considered “billed revenue.” Billed revenue generally includes all other customer account activity for Sprint PCS products and services in the Company’s markets, which includes such activities billed to, attributed to or otherwise reflected in customers accounts. The Company is generally entitled to 100% of the proceeds from customers for equipment and accessories that it sells or leases and to a percentage of fees for enhanced 911 and wireless local number portability attributable to customers based in the Company’s markets less applicable write-offs. The Company also is entitled to 100% of the universal service funds from the Universal Service Administrative Company associated with customers in the Company’s markets. Many Sprint PCS subscribers purchase nationwide pricing plans that allow roaming anywhere on Sprint PCS’ and its affiliates’ networks without incremental Sprint PCS roaming charges. The Company earns roaming revenue from Sprint based on a per minute rate when Sprint PCS subscribers from outside of the Company’s markets use the Company’s portion of the Sprint PCS network. Similarly, the Company pays the same rate for every minute the Company’s subscribers use the Sprint PCS network outside of the Company’s markets. The Company earns roaming revenue when a wireless subscriber based outside of the Company’s markets uses PCS data services on the Company’s network and the Company recognizes expense when its subscribers use such services on the Sprint PCS network outside of the Company’s markets. The roaming rate onto a non-Sprint PCS provider’s network is set under Sprint Nextel’s third party roaming agreements.

In September 2003, the Company recorded a non-recurring adjustment to reduce operating expenses by approximately $3.2 million relating to the resolution of more than $7.5 million of previously disputed charges with Sprint for which the Company had fully reserved the amounts under dispute. The adjustment reduced cost of service and operations expense by approximately $3.2 million and the Company paid Sprint approximately $4.3 million in conjunction with other previously disputed charges in November 2003. In addition, in the fourth quarter of 2003, the Company recorded a $1.3 million adjustment to reduce operating expenses when it transitioned from the “collected revenue” to the “billed revenue” method for reconciling amounts due to the Company for accounts receivable.

Advertising and Promotion.   Sprint is responsible for all national advertising and promotion of Sprint PCS products and services. The Company is responsible for advertising and promotion in the Company’s markets.

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Program Requirements Including Technical and Customer Care Standards.   The Company must comply with the Sprint PCS program requirements for technical standards, customer service standards and national and regional distribution and national accounts programs. Some of the technical standards relate to network up-time, dropped calls, blocked call attempts and call origination and termination failures. The Company is required to build a network that meets minimum transport requirements established by Sprint for links between its cell sites and switches. These requirements are measured in milliseconds. The Company is also required to have minimal loss and echo return loss on its telephone lines. The Company must meet substantially high network up-time percentage in excess of 95%. Sprint can adjust the program requirements at its discretion, though the Company has protective rights under certain conditions to decline to implement program requirement changes that Sprint could impose that adversely affect the Company’s business.

Non-Competition.   The Company may not offer Sprint PCS products and services outside the Company’s markets.

Inability to Use Non-Sprint PCS Brands.   The Company may not market, promote, advertise, distribute, lease or sell any of the Sprint PCS products and services on a non-branded, “private label” basis or under any brand, trademark or trade name other than the Sprint brand, except for sales to resellers or as otherwise permitted under the trademark and service license agreements.

Rights of First Refusal.   Sprint has certain rights of first refusal to buy the Company’s assets upon a proposed sale.

Most Favored Nation Clause.   The Company generally has the right to amend the management agreement and services agreement to obtain the most favorable terms provided under a management agreement or services agreement between Sprint PCS and a PCS affiliate of Sprint Nextel similarly situated to the Company (defined as having at least 3.0 million POPs) if, prior to December 31, 2006, Sprint amends the terms of any of those agreements of such similarly situated PCS affiliate of Sprint Nextel. This right is only effective, however, if the Company agrees to accept all the terms and conditions set forth in the other agreements agreed to after April 1, 2004 and is subject to specified restrictions on its applicability.

Rights on Termination and Non-Renewal.   If the Company has the right to terminate the management agreement because of an event of termination caused by Sprint PCS, generally the Company may either (1) require Sprint to purchase all of its operating assets used in connection with its PCS network for an amount equal to 80% of its “entire business value” (as defined in the management agreement), or (2) if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint PCS to assign to the Company, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (x) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (y) 9% of the Company’s entire business value, or (3) sue Sprint for damages or submit the matter to arbitration and thereby not terminate the management agreement. If Sprint PCS has the right to terminate the management agreement because of an event of termination caused by the Company, generally Sprint PCS may either (1) require the Company, without further approval of the Company’s shareholders, to sell its operating assets to Sprint PCS for an amount equal to 72% of its entire business value, or (2) require the Company to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of (x) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (y) 10% of the Company’s entire business value, or (3) take any action as Sprint PCS deems necessary to cure the Company’s breach of the

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

management agreement, including assuming responsibility for, and operating, its PCS network, or (4) sue the Company for damages or submit the matter to arbitration and thereby not terminate the management agreement.

If Sprint PCS gives the Company timely notice that it does not intend to renew the management agreement, the Company may either (1) require Sprint to purchase all of the Company’s operating assets used in connection with its PCS network for an amount equal to 80% of its entire business value, or (2) if Sprint PCS is the licensee for 20 MHz or more of the spectrum on the date of the management agreement, require Sprint to assign to the Company, subject to governmental approval, up to 10 MHz of licensed spectrum for an amount equal to the greater of (x) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (y) 10% of the Company’s entire business value. If the Company gives Sprint PCS timely notice of non-renewal, or both parties give notice of non-renewal, or the management agreement can be terminated for failure to comply with legal requirements or regulatory considerations, Sprint PCS may either (1) purchase all of the Company’s operating assets, without further approval of the Company’s shareholders, for an amount equal to 80% of its entire business value, or (2) require the Company to purchase, subject to governmental approval, the licensed spectrum for an amount equal to the greater of (x) the original cost to Sprint of the license plus any microwave relocation costs paid by Sprint or (y) 10% of its entire business value.

Services Agreement.   The services agreement outlines various support services such as activation, billing and customer care that will be provided to the Company by Sprint Nextel. These services are available to the Company at established rates. Sprint may discontinue a service provided that it gives nine months’ written notice. The services agreement automatically terminates upon termination of the management agreement.

Trademark and Service Mark License Agreements.   The trademark and service mark license agreements with Sprint and Sprint PCS provide the Company with non-transferable, royalty free licenses to use the Sprint brand name, the Sprint logo and several other trademarks and service marks. The Company’s use of the licensed marks is subject to adherence to quality standards determined by Sprint. Sprint can terminate the trademark and service mark license agreements if the Company files for bankruptcy, materially breaches the agreement or if the management agreement is terminated.

4.   PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2005	December 31, 2004
	(In Thousands)
Network equipment	$383,371	$347,746
Vehicles	1,594	1,508
Furniture and office equipment	5,551	5,211
Computer equipment and software	10,647	8,548
Leasehold improvements	5,284	4,403
Land	130	130
Buildings	4,670	4,670
	411,247	372,216
Accumulated depreciation	(167,084)	(128,537)
Property and equipment, net	$244,163	$243,679

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Depreciation expense was approximately $46.9 million, $45.5 million and $39.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.

5.   ACCRUED EXPENSES

As of December 31, 2005 and 2004, accrued expenses consisted of the following accruals:

	December 31, 2005	December 31, 2004
	(In Thousands)
Fees and expenses payable to Sprint	$8,695	$9,868
Agent compensation	2,214	2,673
Use taxes payable	948	1,247
Other	6,373	5,036
Accrued expenses	$18,230	$18,824

6.   LONG-TERM DEBT AND DEBT RETIREMENTS

Long-term debt outstanding as of December 31, 2005 and 2004 was as follows:

	December 31, 2005	December 31, 2004
	(In Thousands)
9.875% senior notes	$420,000	$420,000
Plus: premium	710	834
Building mortgage	3,005	3,228
14% senior discount notes	—	32
Less: discount	—	(2)
Subtotal	423,715	424,092
Future cash flows associated with 14% senior discount notes for interest and other	—	24
Total long-term debt	423,715	424,116
Less: current maturities	240	223
Total long-term debt, excluding current maturities	$423,475	$423,893

Aggregate minimum annual principal payments due on all issues of long-term debt for the next five years at December 31, 2005 and thereafter are as follows:

Years Ending December 31,	(In Thousands)
2006	$240
2007	257
2008	275
2009	295
2010	317
Thereafter	421,621
Total future long-term debt payments	$423,005

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

In February 2003, Operating Company consummated certain private placement transactions to reduce its long-term debt outstanding, including an exchange of $48.2 million aggregate principal amount of 14% senior discount notes due May 15, 2010 (“14% Senior Notes”) and $9.6 million in cash for $192.7 million aggregate principal amount of its outstanding 14% Subordinated Notes, and a related financing of $12.8 million aggregate principal amount of 14% Series B senior discount notes due 2008 (“14% Series B Senior Notes”) in which Operating Company received cash proceeds of $9.6 million to fund the cash portion of the exchange. The Company issued detachable warrants under the financing to purchase up to approximately 9.6 million shares of UbiquiTel’s common stock at an exercise price of $0.01 per share. The 14% Senior Notes were accreting in value until, and were redeemable on or after, April 15, 2005, with interest payable semiannually beginning on October 15, 2005. The 14% Senior Notes were subsequently registered under the Securities Act. The 14% Series B Senior Notes were immediately redeemable and accreting in value until April 15, 2005 with interest payable semiannually beginning on October 15, 2005. In a series of additional private placement financings in the second quarter of 2003, Operating Company received cash proceeds of approximately $1.3 million, of which $1.1 million were used by Operating Company to fund open market purchases of $6.9 million aggregate principal amount ($5.3 million aggregate accreted value) of 14% Subordinated Notes, and the Company issued approximately $1.7 million aggregate principal amount of Operating Company’s 14% Series B Senior Notes and detachable warrants to purchase up to approximately 1.3 million shares of UbiquiTel’s common stock at an exercise price of $0.01 per share. All outstanding 14% Senior Notes were purchased by the Company in a series of transactions in 2004 and 2005 and all outstanding 14% Series B Senior Notes were redeemed by the Company in a series of transactions in 2004 described below. During 2003, the holders exercised all of the warrants issued in connection with the issuance of the 14% Series B Senior Notes, and UbiquiTel issued 10,913,607 shares of its common stock in the aggregate upon the exercises.

In February 2004, Operating Company issued $270.0 million aggregate principal amount of 9.875% senior notes due March 1, 2011 (“9.875% Senior Notes”) at a discount generating approximately $265.3 million in proceeds, and in October 2004, Operating Company issued an additional $150.0 million aggregate principal amount of 9.875% Senior Notes of the same class at a price of 103.5% generating cash proceeds of approximately $155.3 million, in transactions exempt from the registration requirements of the Securities Act. The 9.875% Senior Notes were subsequently registered under the Securities Act. Interest on the 9.875% Senior Notes became payable semiannually beginning on September 1, 2004. The 9.875% Senior Notes are redeemable in whole or in part on or after March 1, 2007. Prior to March 1, 2007, Operating Company may redeem up to 35% of the aggregate principal amount of the 9.875% Senior Notes with net cash proceeds of a sale of its equity or a contribution to its common equity capital, provided that at least 65% of the principal amount of 9.875% Senior Notes originally issued under the indenture remains outstanding after giving effect to such redemption and such redemption occurs within 45 days of the date of such sale of equity interests or contribution. The indenture governing the 9.875% Senior Notes contains

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

customary covenants, including covenants limiting indebtedness, dividends and distributions on, and redemptions and repurchases of, capital stock and other similar payments, the acquisition and disposition of assets, and transactions with affiliates or related persons. The indenture governing the 9.875% Senior Notes provides for customary events of default, including cross defaults, judgment defaults and events of bankruptcy. Operating Company is permitted to issue additional 9.875% Senior Notes under the indenture from time to time.

The proceeds from the sale of the 9.875% Senior Notes were used in February 2004 to repay and terminate Operating Company’s senior secured credit facility, including the repayment of $230.0 million in outstanding borrowings plus accrued interest and termination of its unused $47.7 million revolving line of credit, to redeem all of Operating Company’s outstanding 14% Series B Senior Notes ($14.5 million outstanding principal amount) for approximately $12.5 million and to purchase $16.7 million principal amount of Operating Company’s outstanding 14% Senior Notes for approximately $15.9 million, and were used in October 2004 to fund a cash tender offer and consent solicitation for its remaining outstanding 14% Subordinated Notes and 14% Senior Notes. Approximately $100.4 million aggregate principal amount of 14% Subordinated Notes, representing all of the outstanding 14% Subordinated Notes, and approximately $31.4 million aggregate principal amount of 14% Senior Notes were validly tendered and accepted. The remaining outstanding approximately $32,000 aggregate principal amount of 14% Senior Notes were redeemed in April 2005.

The $420.0 million aggregate principal amount of 9.875% Senior Notes outstanding as of December 31, 2005 will require cash payments of interest of $41.5 million in each of the years 2006 through 2010.

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

Building Mortgage

The Company has a mortgage on an owned building and land with a balance of approximately $3.0 million at December 31, 2005. The mortgage carries a fixed interest rate of 6.99% and is payable in monthly installments of approximately $37,000. The mortgage is due to be repaid in full by April 2015.

7.   STOCKHOLDERS’ EQUITY

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

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

ratably in the assets which are legally available for distribution, if any, remaining after the payment or provision for the payment of all debts and other liabilities and the payment and setting aside for payment of any preferential amount due to the holders of shares of any series of preferred stock.

Warrants

At December 31, 2005, the Company had outstanding warrants to purchase an aggregate of 3,579,000 shares of common stock issued in connection with the 14% Subordinated Notes. These warrants, which were detachable, have been exercisable at any time after April 15, 2001 at $11.37 per share and expire on April 15, 2010. Warrants to purchase 86,183 shares of common stock at an exercise price of $8.00 per share were issued to Credit Suisse First Boston Corporation in connection with the 14% Subordinated Notes offering and were exercised for cash during 2005.

8.   STOCK-BASED COMPENSATION

Employee Stock Purchase Plan

The Company maintains an Employee Stock Purchase Plan (the “ESP Plan”). Under the terms of the ESP Plan, during any calendar year there were four quarterly offering periods beginning January 1st, April 1st, July 1st and October 1st, during which eligible employees could participate. The purchase price is the lower of 85% of the fair market value of the common stock on the first trading day of the offering period or 85% of the fair market value of the common stock on the last trading day of the offering period. The Company issued 83,938 shares of common stock at an average per share price of approximately $5.19 in 2005, 90,804 shares of common stock at an average per share price of approximately $2.89 in 2004 and 158,686 shares of common stock at an average per share price of approximately $0.20 in 2003.

On October 29, 2002, UbiquiTel’s board of directors approved amendments to the ESP Plan, which among other items, authorized the suspension of the ESP Plan, which suspension became effective with the offering period beginning January 1, 2003. The ESP Plan was resumed effective January 1, 2004.

Equity Incentive Plan

On November 29, 1999, the Company entered into an employment agreement with its chief executive officer. Under the employment agreement, the Company granted non-qualified options for 2,550,000 shares of common stock at a purchase price of $0.50 per share which the Company believes was the fair market value of the stock at that time. The options vested ratably over three years beginning on November 29, 2000.

In January 2000, the board of directors and shareholders of the Company approved the 2000 Equity Incentive Plan. In 2001, the Company’s board of directors and shareholders approved the Amended and Restated 2000 Equity Incentive Plan (the “Equity Incentive Plan”). The purpose of the Equity Incentive Plan is to attract, retain and reward key employees, consultants and non-employee directors. A committee consisting of non-employee, independent members of the Company’s board of directors administers the Equity Incentive Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Equity Incentive Plan, including directors. The Equity Incentive Plan authorizes up to 7,500,000 shares of common stock for issuance and does not include awards paid in cash. Stock options are normally granted with an exercise price equal to the fair value of the common stock on the date of grant. Stock options granted to employees have generally vested in four

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

equal annual amounts beginning on the anniversary date of each grant and have a maximum term of ten years.

In May 2002, the Company modified 1,220,800 options previously issued to employees and board members under the Equity Incentive Plan to reduce the exercise price to $4.00, which was approximately $2.14 per share above the fair market value on the date of modification. The modification reducing the exercise price resulted in variable accounting for these options from the date of modification to the date the options are exercised, forfeited or expire unexercised. Under variable accounting, stock-based employee compensation expense was recognized for increases or decreases in the amount by which the fair market value of the Company’s common stock exceeds the exercise price of the modified options, totaling approximately $2.9 million, $3.4 million and $0 for the years ended December 31, 2005, 2004 and 2003, respectively. Upon the adoption of SFAS No. 123R as of January 1, 2006, the stock-based employee compensation expense currently recognized under variable accounting will no longer be recognized.

The following is a summary of the options granted and outstanding at December 31, 2005, 2004 and 2003, respectively:

	December 31, 2005		December 31, 2004		December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	7,841,225	$2.02	6,637,875	$1.55	5,335,800	$1.57
Granted	798,600	7.28	1,907,600	3.54	1,512,500	1.51
Exercised	(1,028,375)	2.05	(374,450)	1.12	(75,000)	0.50
Forfeited	(255,075)	3.12	(329,800)	2.33	(135,425)	2.54
Outstanding at end of year	7,356,375	$2.55	7,841,225	$2.02	6,637,875	$1.55
Options exercisable at end of year	4,743,100	$1.80	4,622,925	$1.53	4,238,934	$1.36
Weighted average fair value of options granted during year		$3.02		$1.67		$1.04

The following table summarizes information about stock options outstanding at December 31, 2005:

Range of Exercise Prices	Options Outstanding at December 31, 2005	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Options Exercisable at December 31, 2005	Weighted-Average Exercise Price
$0.50–$0.58	2,591,250	$0.50	3.8 years	2,590,000	$0.50
$1.14–$1.86	1,444,925	$1.62	7.2 years	686,700	$1.65
$3.52–$4.16	2,535,600	$3.72	7.1 years	1,346,400	$3.88
$7.08–$7.29	784,600	$7.28	9.4 years	120,000	$7.29

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9.   INCOME TAXES

Income tax (benefit) expense consisted of the following:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Current:
Federal	$295	$—	$(27)
State	40	245	—
	335	245	(27)
Deferred:
Federal	(26,644)	316	793
State	(5,411)	—	—
	(32,055)	316	793
Total income tax (benefit) expense	$(31,720)	$561	$766

The Company historically had sufficient uncertainty regarding the realization of its deferred income tax assets, including a history of recurring operating losses, which resulted in the recording of a full valuation allowance against all deferred income tax assets that were not offset by anticipated reversals of deferred income tax liabilities excluding the liability arising from goodwill amortization. During the fourth quarter of 2005, the Company assessed the realizability of its deferred income tax assets, which consisted primarily of the tax benefit of net operating loss carryforwards. As a result of the Company’s positive earnings in 2005, projections of future taxable income and improvements in financial position, the Company determined that it is more likely than not that the deferred income tax assets will be realized and has released the valuation allowance on these deferred income tax assets, resulting in an income tax benefit of approximately $32.1 million during the fourth quarter of 2005. The increase in deferred income tax liabilities during the years ended December 31, 2004 and 2003 resulted from an income tax deduction for amortization of goodwill, which was not amortizable to expense for financial reporting purposes.

As of December 31, 2005, the Company had consolidated net operating loss carryforwards for federal income tax purposes totaling approximately $243.0 million, which will carry forward to future years. The net operating loss carryforwards will begin to expire in 2022. For the year ended December 31, 2005, the Company utilized approximately $17.5 million of its federal net operating loss carryforwards, which resulted in no current federal income taxes for 2005 except for alternative minimum taxes of approximately $295,000.

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Income tax expense (benefit) for the years ended December 31, 2005, 2004 and 2003 differed from the amount computed by applying the statutory federal income tax rate to reported income (loss) before income taxes as a result of the following:

	Year Ended December 31,
	2005	2004	2003
	(In Thousands)
Computed “expected” income tax expense (benefit)	$5,598	$(5,010)	$(2,614)
State tax benefit, net of federal benefit	(3,491)	(204)	(2,346)
14% Subordinated Notes and 14% Senior Notes interest	—	707	813
Change in valuation allowance	(33,932)	7,349	(466)
Debt retirements	—	(2,328)	5,359
Other	105	47	20
Total income tax (benefit) expense	$(31,720)	$561	$766

The Company’s net deferred income tax asset (liability) consisted of the following amounts of deferred income tax assets and liabilities as of December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In Thousands)
Deferred income tax assets:
Allowance for doubtful accounts	$1,353	$1,300
Non-cash compensation	2,344	1,305
Deferred activation	1,476	1,760
Accumulated amortization	2,350	2,843
Net operating losses	95,560	104,710
Deferred rent expense	1,783	736
Deferred gain on sale of towers	1,623	1,799
Federal and state tax credits	661	328
Other	201	137
Total deferred income tax assets	$107,351	$114,918
Deferred income tax liabilities:
Accumulated depreciation	$47,399	$48,582
Purchase accounting	23,743	25,002
Deferred expenses	1,487	1,770
Goodwill amortization	1,394	1,109
Total deferred income tax liability	74,023	76,463
Subtotal	33,328	38,455
Valuation allowance	—	(39,564)
Net deferred tax asset (liability)	$33,328	$(1,109)

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10.   COMMITMENTS

Leases

The Company is obligated under operating leases for office space, retail stores, land for radio communications sites, leased space on radio communications sites and office equipment. The Company recognizes rent expense on a straight-line basis over the life of the lease, which establishes deferred rent on the balance sheet. The Company considers the lease term to include the renewal periods of any lease that could cause a significant economic detriment to the Company if such lease renewal option is not exercised. Future minimum annual lease payments under these operating leases for the next five years at December 31, 2005 and thereafter are as follows:

Years ending December 31:	(In Thousands)
2006	$18,662
2007	18,027
2008	15,939
2009	15,090
2010	11,754
Thereafter	12,038
Total future minimum lease payments	$91,510

Rental expense for operating leases was approximately $21.4 million, $18.8 million and $17.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Purchase Obligation

In September 2004, the Company entered into an agreement with an equipment vendor to purchase network equipment for coverage improvements. The agreement provides for a minimum purchase commitment of $18.0 million in each of the years 2006 through 2008 for all network equipment and performance services.

Employment Agreements

In November 2002, the Company entered into a new employment agreement with its chief executive officer. The employment agreement was for a three-year term and was subsequently extended for an additional year ending November 29, 2006. In addition to his base salary, which was set at $409,500 effective January 1, 2006, the chief executive officer is eligible to receive bonuses in such amounts and at such times as determined by the disinterested members of the board of directors. The employment agreement provides that the chief executive officer’s employment may be terminated by the Company with or without cause, as defined in the employment agreement, at any time or by the chief executive officer for any reason at any time upon 30 days’ written notice to the Company. If the Company terminates the employment of the executive without cause, or if the executive terminates employment for good reason, as defined in the employment agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive a single lump sum payment in cash equal to one year’s gross salary in effect at the time of termination, plus all outstanding unreimbursed expenses. Following termination for a period of one year, the Company is required to maintain for the executive health, life insurance, long-term disability, dental and medical programs specified in the employment agreement. If the Company is required to make such payment within 24 months of a change of control, as defined in the employment

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

agreement, or the executive is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive would be entitled to receive a lump sum cash payment (in lieu of any other payments), within 30 days of termination, equal to 2.99 times of the executive’s annual gross salary and bonus for the year in which the change of control occurs or the immediately preceding year, whichever is higher. The executive would be entitled to health, life insurance, long-term disability, dental and medical program benefits for him and his family for the greater of 12 months or the remainder of the term as if his employment had not been terminated.

In November 2003, the Company entered into employment agreements with two executive officers of the Company, including the chief financial officer and the senior vice president and general counsel. The employment agreements provide that the executive officer’s employment may be terminated by the Company with or without cause, as defined in the employment agreement, at any time or by the executive officer for any reason at any time upon 30 days’ written notice to the Company. If the Company terminates the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the employment agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive officer a single lump sum payment in cash equal to the total of one year’s gross salary in effect at the time of termination and the amount of the executive officer’s bonus for the fiscal year preceding the year in which the termination occurs, plus all outstanding unreimbursed expenses. If the Company is required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive officer is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from the Company or the Company’s successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to two times the executive officer’s gross salary, excluding bonus, for the twelve-month period preceding the date of termination, plus all outstanding unreimbursed expenses, and the executive officer’s outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer’s employment is terminated or the termination date in the applicable stock option agreement. Following a termination by the Company or its successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, the Company is required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled.

In March 2005, the Company entered into an employment agreement with the chief operating officer, an executive officer of the Company. The employment agreement provides that the executive officer’s employment may be terminated by the Company with or without cause, as defined in the employment agreement, at any time or by the executive officer for any reason at any time upon 30 days’ written notice to the Company. If the Company terminates the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the employment agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive officer a single lump sum payment in cash equal to the total of one year’s gross salary in effect at the time of termination and the amount of the executive officer’s bonus for the fiscal year preceding the year in which the termination occurs, plus all outstanding unreimbursed expenses. If the Company is required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive officer is terminated without cause or terminates for good reason, each as defined in the

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

employment agreement, due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from the Company or the Company’s successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to two times the executive officer’s annual gross salary for the year in which the change of control occurs and bonus paid to the executive officer for the fiscal year preceding the year in which the change of control occurs, plus all outstanding unreimbursed expenses, and the executive officer’s outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer’s employment is terminated or the termination date in the applicable stock option agreement. Following a termination by the Company or its successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, the Company is required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled.

In March 2005, the Company entered into an employment agreement with the chief technology officer, an executive officer of the Company. The employment agreement provides that the executive officer’s employment may be terminated by the Company with or without cause, as defined in the employment agreement, at any time or by the executive officer for any reason at any time upon 30 days’ written notice to the Company. If the Company terminates the employment of the executive officer without cause, or if the executive officer terminates employment for good reason, as defined in the employment agreement, within 30 days of termination (or such other date mutually agreed to) the Company must pay the executive officer a single lump sum payment in cash equal to the total of one year’s gross salary in effect at the time of termination and one month’s gross salary for each full year of employment of the executive officer by the Company not to exceed an additional six month’s gross salary, plus all outstanding unreimbursed expenses. If the Company is required to make such payment within 24 months of a change of control, as defined in the employment agreement, or the executive officer is terminated without cause or terminates for good reason, each as defined in the employment agreement, due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from the Company or the Company’s successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to the executive officer’s gross salary, excluding bonus, for the twelve-month period preceding the date of termination and one-twelfth of the foregoing amount for each full year of employment of the executive officer by the Company not to exceed six-twelfths of the foregoing amount, plus all outstanding unreimbursed expenses, and the executive officer’s outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer’s employment is terminated or the termination date in the applicable stock option agreement. Following a termination by the Company or its successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, the Company is required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled.

11.   RELATED PARTY TRANSACTIONS

Three directors of UbiquiTel or their affiliates participated in the Company’s private placement financings of 14% Series B Senior Notes and warrants in the first and second quarters of 2003 (see Note 6) in which they paid total consideration of approximately $3.75 million and were issued approximately $5.0 million aggregate principal amount of 14% Series B Senior Notes and approximately 3.75 million

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

detachable warrants to purchase common stock of UbiquiTel for $0.01 per share, which warrants were subsequently exercised in 2003. In February 2004, Operating Company redeemed the 14% Series B Senior Notes issued to all investors, including the directors or their affiliates, with a portion of the proceeds from Operating Company’s sale of 9.875% Senior Notes.

12.   LITIGATION

See Note 15 with respect to Sprint Corporation’s merger with Nextel Communications, Inc. and the Company’s litigation against Sprint and Nextel related to the merger.

In addition to the foregoing, the Company is involved in various claims and legal actions arising in the ordinary course of business. The ultimate disposition of these matters is not expected to have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

13.   WHOLLY OWNED OPERATING SUBSIDIARY

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes (see Note 6). UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

14.   SUPPLEMENTARY FINANCIAL INFORMATION

The following table summarizes the Company’s quarterly financial data for the years ended December 31, 2005 and December 31, 2004, respectively.

	Quarter Ended
2005	March 31,	June 30,	September 30,	December 31,
	(In Thousands, Except Per Share Amounts)
Total revenues	$99,931	$106,193	$108,763	$107,840
Operating income	12,990	14,713	16,420	12,189
Net income(1)	2,452	4,384	6,234	34,643
Net income per share:
Basic	$0.03	$0.05	$0.07	$0.37
Diluted	$0.02	$0.04	$0.06	$0.35

	Quarter Ended
2004	March 31,	June 30,	September 30,	December 31,
	(In Thousands, Except Per Share Amounts)
Total revenues	$81,310	$88,681	$97,748	$98,304
Operating income (loss)	(1,333)	3,438	12,090	5,315
Net income (loss)(2)(3)	(8,591)	(6,872)	1,519	(1,353)
Net income (loss) per share:
Basic	$(0.09)	$(0.07)	$0.02	$(0.01)
Diluted	$(0.09)	$(0.07)	$0.02	$(0.01)

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The sum of the quarterly per share amounts may not equal the annual per share amount due to relative changes in the weighted average number of shares used in the per share computation.

(1)          For quarter ended December 31, 2005, includes deferred income tax benefit of approximately $32.1 million relating to the reduction of the Company’s valuation allowance against deferred income tax assets.

(2)          For quarter ended March 31, 2004, includes gain on debt retirement of approximately $1.1 million in connection with the Company’s redemption of its 14% Series B Senior Notes and purchases of its 14% Senior Notes.

(3)          For quarter ended December 31, 2004, includes gain on debt retirement of approximately $3.8 million in connection with the Company’s purchases of its 14% Subordinated Notes and 14% Senior Notes.

15.   SPRINT DEVELOPMENTS

On December 15, 2004, Sprint Corporation (“Sprint”) and Nextel Communications, Inc. (“Nextel”) announced that they had entered into a definitive agreement to consummate a merger of equals. At that time, Nextel operated a competitive wireless mobility communications network and business in markets in which the Company also provides wireless mobility communications network products and services under the Sprint and affiliated brands. Since the closing of the merger in August 2005, the merged entity, Sprint Nextel Corporation (“Sprint Nextel”), has operated the legacy Nextel business in competition with the Company in approximately 80% of the Company’s market areas. Upon the closing of Sprint Nextel’s planned acquisition of Nextel’s affiliate, Nextel Partners, Inc., in the near future, Sprint Nextel will operate the legacy Nextel business in competition with the Company in virtually all of the Company’s market areas.

Following the announcement of the merger in late 2004, Sprint advised its PCS affiliates, including the Company, that it wished to reach mutually agreeable arrangements with the PCS affiliates regarding the potential impact of the Sprint-Nextel merger and integration of the Sprint and Nextel wireless businesses on the PCS affiliates and their rights under the management agreements between Sprint PCS and the PCS affiliates. Despite the Company’s efforts to reach renegotiated arrangements with Sprint prior to the closing of the merger, the Company did not achieve this outcome and, to the Company’s knowledge, Sprint Nextel has not entered into such arrangements with any PCS affiliate either prior or subsequent to the merger.

In July 2005, UbiquiTel filed in the Delaware Court of Chancery an action against Nextel, Sprint and Sprint-related entities, alleging that, among other things, following the consummation of the Sprint-Nextel merger in 2005, Sprint would breach its exclusivity and confidentiality obligations to the Company under the Company’s written agreements with Sprint and Sprint PCS and that Nextel improperly interfered with the Company’s exclusivity rights under those agreements. The action further alleges that Sprint and Nextel conspired to deprive the Company of the exclusivity commitments in those agreements and to use the Company’s confidential business information available to Sprint under those agreements to advantage Nextel’s business, which is directly competitive with the wireless business of the Company in its markets. The complaint seeks, among other things, a court order requiring Sprint Nextel to comply with the exclusivity provisions of those agreements.

The court consolidated the trial of the Company’s action with a similar case brought by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, which are subsidiaries of iPCS, Inc., another PCS affiliate of Sprint Nextel. The consolidated nine-day trial occurred

UbiquiTel Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

in January 2006. The vice chancellor presiding over the actions has requested post-trial briefs and has tentatively scheduled final arguments for April 4, 2006. The vice chancellor will issue a ruling at some time following the final arguments.

Shortly after filing the complaint, UbiquiTel entered into a forbearance agreement with Sprint imposing certain restrictions on, among other things, the operations of the legacy Nextel wireless business in the Company’s markets and the use and dissemination of the Company’s confidential business information. The forbearance agreement and the restrictions it imposes remain effective presently but will expire when the vice chancellor issues a final ruling in the action.

Over the past three quarters, Sprint Nextel has acquired five PCS affiliates of Sprint Nextel, including the largest affiliate, Alamosa Holdings, Inc. Prior to Sprint Nextel’s acquisition of those PCS affiliates, four of the PCS affiliates had filed suit against Sprint relating to the merger of Sprint and Nextel. Five PCS affiliates remain, including iPCS and UbiquiTel. See “Item 1A. Risk Factors—The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us” of this Joint Annual Report on Form 10-K for risks associated with the outcome of the litigation and other developments between Sprint Nextel and the Company and/or other PCS affiliates of Sprint Nextel.

EXHIBIT INDEX

Exhibit Number	Description
21.1	Subsidiaries of UbiquiTel Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature pages).
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).