Form 10-K/A
period 2005-12-31
UBIQUITEL INC
filed 2006-04-27
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference:  None.

Explanatory Note:

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 15, 2006 (the “Original Filing”), is being filed to provide the information required by Part III of this Form 10-K/A. As a result of this amendment, (1) the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Form 10-K/A; and (2) a revised Consent of our Independent Registered Public Accounting Firm dated April 27, 2006 to cover both the audit report relating to our Consolidated Financial Statements and the audit report relating to our internal control over financial reporting dated March 15, 2006 is being filed. Accordingly, the exhibits listed under Item 15 of Part IV and the “Exhibit Index” attached to this Form 10-K/A are being updated to reflect the consent and new certifications described above.

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety and, no attempt has been made in this Form 10-K/A to modify or update the disclosures in the Original Filing except as described above. This Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to the Company after the date of the Original Filing, and such forward-looking statements should be read in conjunction with the Company’s filings with the SEC subsequent to the filing of the Original Filing.

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

Securities Authorized For Issuance Under Equity Compensation Plans.   See “Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Equity Compensation Plan Information.”

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

ITEM 9B.    Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers

Executive Officers and Directors

For information concerning UbiquiTel’s executive officers, see “Item 1. Business—Executive Officers.”

The following table presents information with respect to our directors as of March 31, 2006.

Name	Age	Position
Robert A. Berlacher	51	Director
James E. Blake	78	Director
Matthew J. Boos	50	Director
Donald A. Harris	53	Chairman, President and Chief Executive Officer
Peter Lucas	51	Director
Bruce E. Toll	62	Director
Eve M. Trkla	43	Director
Joseph N. Walter	53	Director
Eric S. Weinstein	35	Director

Robert A. Berlacher has been a director since our inception. Mr. Berlacher is President of LIP Advisors, Inc., the general partner of Lancaster Investment Partners, L.P., a technology, telecommunications and healthcare investment partnership based in King of Prussia, Pennsylvania. He also is the President and Managing Member of NCP Advisors, LLC, the advisor to Northwood Capital Partners, LP (“NCP”), a long/short equity investment partnership, and NwCapital Management, LLC, the general partner of NwCapital Management, LP, which is the general partner of NCP. Mr. Berlacher also is a co-founder and director of EGE Holdings, Ltd., a holding company with ownership interests in investment banking, money management and venture capital. While co-founding EGE Holdings, Ltd., Mr. Berlacher was a Managing Director of Boenning & Scattergood, Inc. from January 1997 to September 1999, and was a Managing Director and shareholder of Pacific Growth Equities, Inc. from March 1995 to January 1997. Mr. Berlacher received a Bachelor of Science degree in Business Administration-Finance from Cornell University.

James E. Blake has been a director since September 2000. Mr. Blake is a consultant to domestic and international telecommunications partnerships, engineering and electronic mass communication companies. In his role, he utilizes his unique experience in PCN in the United Kingdom, and cellular in the United States to assist companies in organizational development, financing and strategic planning. Mr. Blake served as Chairman of the Board of Coral Systems, Incorporated, Longmont, Colorado, from 1991 to 1995, which developed, marketed and supported integrated products and services to improve wireless telecommunications carriers’ acquisition and retention processes. While at Coral Systems, Incorporated, he counseled management on strategies for financing and marketing, and facilitated establishment of domestic and foreign distribution channels. Prior to that, he was Chief Executive Officer of MicroTel from January 1990 to February 1991, President of Cellular One from December 1983 to December 1989 and President of Pyle-National from 1976 to 1983. Mr. Blake is a cum laude graduate in Business Administration from Syracuse University.

Matthew J. Boos became a director in August 2001 in connection with our acquisition of VIA Wireless LLC. Prior to the acquisition, Mr. Boos served as secretary-treasurer of VIA Wireless and as a member of its members committee. During the past fourteen years, Mr. Boos has been the general manager of The Ponderosa Telephone Co., a full service communications provider located in O’Neals, California, and its subsidiary companies, Ponderosa Cablevision, Ponderosa Internet and Ponderosa Long Distance, where he is responsible for all of the day to day operations. He is a board member of two of The Ponderosa Telephone Co.’s affiliated local wireline exchange companies, Table Top Telephone Company, Inc. and Tularosa Basin Telephone Company, Inc. He also serves as an outside director for three local exchange companies headquartered in Oregon. Mr. Boos joined Ponderosa as its financial director in 1989 and was promoted to his current position in 1992. Prior to his positions with Ponderosa, Mr. Boos was a senior consultant with GVNW Inc./Management in Oregon, a national provider of consulting services to telecommunications companies, and previously held management positions with Continental Telephone in Bakersfield, California. Mr. Boos also previously served nine years on the board of directors of the California Telephone Association, the state trade organization for all local exchange companies in California, and three years on the board of directors of the United States Telecom Association, the leading national broad-based association for the local exchange carrier industry. Mr. Boos received his Bachelor of Science degree in Business Administration from California State University, Fresno.

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

Peter Lucas has been a director since our inception and also served as our Interim Chief Financial Officer from inception until July 2001, except for a two-month period during 2000. Mr. Lucas is the General Manager of CBT Wireless Investments, L.L.C., an investment fund that makes debt and equity investments in private and public entities. Mr. Lucas also serves as Treasurer and a director of WesTower, LLC. From April 1997 to September 1999, he served as Chief Financial Officer of WesTower Corporation, a then publicly-traded provider of telecommunications sites and wireless network services. Mr. Lucas also served as Chief Financial Officer of Cotton Valley Resources Corporation, a Dallas-based public oil and gas company, from August 1995 to April 1997. Mr. Lucas received a Bachelor of Commerce degree from the University of Alberta.

Bruce E. Toll has been a director since September 2000. Mr. Toll is a founder and Vice-Chairman of Toll Brothers, Inc. (NYSE: TOL). Mr. Toll co-founded Toll Brothers, Inc. in 1967, which today is the leading builder of luxury homes in the United States. Mr. Toll is a principal of BET Associates, L.P. Mr. Toll holds a Bachelor of Arts degree from the University of Miami and attended the graduate school of business at the University of Miami.

Eve M. Trkla has been a director since our inception. Ms. Trkla is the co-founder, Senior Managing Director and Chief Financial Officer of Brookwood Financial Partners, L.P. and its affiliated companies, Brookwood Securities Partners, L.P. and Brookwood Management Partners, L.P. Ms. Trkla oversees the financial administration of Brookwood and its affiliates and the origination, evaluation, structuring and acquisition of real estate and private company investments. Brookwood is a Boston-based private investment banking firm founded in 1993, which specializes in acquiring and managing real estate and in providing equity and bridge financing to companies. Prior to co-founding Brookwood, Ms. Trkla was the Senior Credit Officer at The First National Bank of Ipswich. Ms. Trkla spent the first eight years of her career at the First National Bank of Boston as a lender specializing in large corporate acquisition finance. Ms. Trkla currently serves on the boards of directors of several private companies in which Brookwood has invested. Ms. Trkla is a cum laude graduate of Princeton University.

Joseph N. Walter has been a director since our inception. Mr. Walter founded The Walter Group, Inc., an international consulting and project management firm specializing in telecommunications companies, in 1988 and currently serves as its President. In January 2000, The Walter Group sold its consulting and project management group to Wireless Facilities, Inc. (Nasdaq: WFII). The Walter Group continues to maintain investments in a variety of telecommunications-based companies. Prior to establishing The Walter Group, Mr. Walter served as Senior Vice President for McCaw Cellular Communications, Inc. and was responsible for the corporate headquarters group of the company. During his tenure at McCaw Cellular, Mr. Walter also was responsible for establishing McCaw Space Technologies, Inc. and McCaw Government Services, Inc. He served with McCaw Cellular from 1983 to 1988. Mr. Walter holds undergraduate degrees in biological science and social ecology from the University of California, Irvine and a Master of Business Administration degree from the University of Washington.

Eric S. Weinstein has been a director since January 2005, and he previously served on our board of directors from August 2001 to April 2002. Mr. Weinstein is President of Weequahic Partners, LLC, which provides advice on corporate strategic and financial issues. From September 2003 to September 2005, he was Vice President of Strategic Planning for Centennial Communications Corp. Prior to joining Centennial, he was a Director of Credit Suisse First Boston, Inc. (“CSFB”) where Mr. Weinstein served as a key advisor in numerous principal transactions, mergers, acquisitions, equity and leveraged financings. Mr. Weinstein originally joined Donaldson, Lufkin & Jenrette, Inc. (“DLJ”) in 1996, prior to the acquisition of DLJ by CSFB, as the Wireless and Satellite equity research analyst. In 2000, he joined the firm’s Private Equity Group as a Principal where he focused more broadly on telecommunications investment opportunities before returning to Equity Research in 2002 as the Senior U.S. Wireless analyst. Prior to joining DLJ, he had been an equity research analyst at Salomon Brothers and Lehman Brothers. Mr. Weinstein obtained his Bachelor of Science degree in Economics from the University of Pennsylvania’s Wharton School of Business.

Audit Committee of the Board of Directors

Our audit committee is comprised of Matthew J. Boos, Peter Lucas, Bruce E. Toll and Eve M. Trkla, and Ms. Trkla serves as the chair. Each of the members of the audit committee is independent within the meaning of the applicable rules of The Nasdaq Stock Market, Inc. (“Nasdaq”) and Rule 10A-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and as determined by the board of directors. The board of directors has determined that Ms. Trkla is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K of the Securities Act of 1933, as amended (“Securities Act”), and that the audit committee meets the experience criteria for audit committees under the applicable Nasdaq rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Exchange Act requires our directors and executive officers, and persons who own more than 10 percent of our common stock, to file electronically with the Securities and Exchange Commission (“SEC”) initial reports of ownership and reports of changes in ownership of common stock. To our knowledge, based solely on a review of such reports filed with the SEC and representations that no other reports were required, we believe that all Section 16 filing requirements applicable to our executive officers, directors and greater than 10 percent beneficial owners were complied with during the year ended December 31, 2005, other than a one-day late filing of a Form 3 in 2005 by director Eric S. Weinstein in connection with his joining the board of directors.

Code of Ethics

UbiquiTel has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, and a code of ethics for the chief executive officer and senior financial officers. These codes of ethics are available, without charge, upon request to the Secretary of UbiquiTel Inc. at One West Elm Street, Suite 400, Conshohocken, Pennsylvania 19428.

ITEM 11.   Executive Compensation

Summary Compensation Table

The following table sets forth information concerning total compensation earned or paid to our Chief Executive Officer and our four most highly compensated executive officers who served in such capacities as of December 31, 2005, collectively referred to below as the “named executive officers,” for the years ended December 31, 2005, 2004 and 2003:

		Annual Compensation		Securities Underlying Option Awards	All Other Compensation
Name and principal position	Year	Salary($)	Bonus($)	(# of shares)(1)	($)
Donald A. Harris	2005	390,000	352,560	140,000	20,478	(2)
Chairman, President and Chief	2004	316,212	384,319	—	11,443	(3)
Executive Officer	2003	233,264	251,252	—	6,000	(4)
Dean E. Russell	2005	260,000	188,032	74,000	18,659	(5)
Chief Operating Officer	2004	231,381	277,657	125,000	13,745	(6)
	2003	220,363	232,725	100,000	12,957	(7)
James J. Volk	2005	220,000	139,216	56,000	11,086	(8)
Chief Financial Officer	2004	191,494	232,665	125,000	8,129	(9)
	2003	182,375	192,606	125,000	5,273	(4)
Patricia E. Knese	2005	200,000	126,560	50,000	12,871	(10)
Senior Vice President and	2004	191,192	226,402	100,000	8,061	(11)
General Counsel	2003	184,800	187,646	90,000	5,544	(4)
David L. Zylka	2005	200,000	133,028	50,000	19,294	(12)
Chief Technology Officer	2004	184,263	211,537	110,000	15,292	(13)
	2003	167,785	117,493	90,000	5,034	(4)

(1)          In May 2005, UbiquiTel granted Mr. Harris stock options to purchase up to 140,000 shares of common stock at an exercise price of $7.29 per share, vesting in four equal installments beginning on May 12, 2006 subject to earlier vesting upon a change of control. In May 2005, UbiquiTel granted Mr. Russell stock options to purchase up to 74,000 shares of common stock at an exercise price of $7.29 per share, vesting in four equal installments beginning on May 12, 2006 subject to earlier vesting upon a change of control; in May 2004, UbiquiTel granted Mr. Russell stock options to purchase up to 125,000 shares of common stock at an exercise price of $3.52 per share, vesting in four equal installments beginning on May 14, 2005 subject to earlier vesting upon a change of control; and in August 2003, UbiquiTel granted Mr. Russell stock options to purchase up to 100,000 shares of common stock at an exercise price of $1.52 per share, vesting in four equal installments beginning on August 7, 2004 subject to earlier vesting upon a change of control. In May 2005, UbiquiTel granted Mr. Volk stock options to purchase up to 56,000 shares of common stock at an exercise price of $7.29 per share, vesting in four equal installments beginning on May 12, 2006 subject to earlier vesting upon a change of control; in May 2004, UbiquiTel granted Mr. Volk stock options to purchase up to 125,000 shares of common stock at an exercise price of $3.52 per share, vesting in four equal installments beginning on May 14, 2005 subject to earlier vesting upon a change of control; and in August 2003, UbiquiTel granted Mr. Volk stock options to purchase up to 125,000 shares of common stock at an exercise price of $1.52 per share, vesting in four equal installments beginning on August 7, 2004 subject to earlier vesting upon a change of control. In May 2005, UbiquiTel granted Ms. Knese stock options to purchase up to 50,000 shares of common stock at an exercise price of $7.29 per share, vesting in four equal installments beginning on May 12, 2006 subject to earlier vesting upon a change of control; in May 2004, UbiquiTel granted Ms. Knese stock options to purchase up to 100,000 shares of common stock at an exercise price of $3.52 per share, vesting in four equal installments beginning on May 14, 2005 subject to earlier vesting upon a change of control; and in August 2003, UbiquiTel granted Ms. Knese stock options to purchase up to 90,000 shares of common stock at an exercise price of $1.52 per share, vesting in four equal installments beginning on August 7, 2004 subject to earlier vesting upon a change of control. In May 2005, UbiquiTel granted Mr. Zylka stock options to purchase up to 50,000 shares of common stock at an exercise price of $7.29 per share, vesting in four equal installments beginning on May 12, 2006 subject to earlier vesting upon a change of control; in May 2004, UbiquiTel granted Mr. Zylka stock options to purchase up to 110,000 shares of common stock at an exercise price of $3.52 per share, vesting in four equal installments beginning on May 14, 2005 subject to earlier vesting upon a change of control; and in August 2003, UbiquiTel granted Mr. Zylka stock options to purchase up to 90,000 shares of common stock at an exercise price of $1.52 per share, vesting in four equal installments beginning on August 7, 2004 subject to earlier vesting upon a change of control.

(2)          Of such amount, $14,279 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Mr. Harris and $6,199 represents the amount contributed by UbiquiTel as a company match to Mr. Harris’ 401(k) plan account.

(3)          Of such amount, $4,943 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Mr. Harris and $6,500 represents the amount contributed by UbiquiTel as a company match to Mr. Harris’ 401(k) plan account.

(4)          Represents the amount contributed by UbiquiTel as a company match to the executive officer’s 401(k) plan account.

(5)          Of such amount, $7,860 represents the value of a sales incentive trip and a gross up in salary to cover taxes paid in connection with the value of the trip, $4,600 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Mr. Russell and $6,199 represents the amount contributed by UbiquiTel as a company match to Mr. Russell’s 401(k) plan account.

(6)          Of such amount, $7,245 represents the value of a sales incentive trip and a gross up in salary to cover taxes paid in connection with the value of the trip and $6,500 represents the amount contributed by UbiquiTel as a company match to Mr. Russell’s 401(k) plan account.

(7)          Of such amount, $6,957 represents the value of a sales incentive trip and a gross up in salary to cover taxes paid in connection with the value of the trip and $6,000 represents the amount contributed by UbiquiTel as a company match to Mr. Russell’s 401(k) plan account.

(8)          Of such amount, $6,887 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Mr. Volk and $4,199 represents the amount contributed by UbiquiTel as a company match to Mr. Volk’s 401(k) plan account.

(9)          Of such amount, $2,384 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Mr. Volk and $5,745 represents the amount contributed by UbiquiTel as a company match to Mr. Volk’s 401(k) plan account.

(10)   Of such amount, $8,672 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Ms. Knese and $4,199 represents the amount contributed by UbiquiTel as a company match to Ms. Knese’s 401(k) plan account.

(11)   Of such amount, $3,002 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Ms. Knese and $5,059 represents the amount contributed by UbiquiTel as a company match to Ms. Knese’s 401(k) plan account.

(12)   Of such amount, $7,572 represents the value of a sales incentive trip and a gross up in salary to cover taxes paid in connection with the value of the trip, $7,523 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Mr. Zylka and $4,199 represents the amount contributed by UbiquiTel as a company match to Mr. Zylka’s 401(k) plan account.

(13)   Of such amount, $2,604 represents the payment made by UbiquiTel for the premium for executive long-term disability plan insurance for Mr. Zylka, $7,245 represents the value of a sales incentive trip and a gross up in salary to cover taxes paid in connection with the value of the trip and $5,443 represents the amount contributed by UbiquiTel as a company match to Mr. Zylka’s 401(k) plan account.

Stock Option Grants

The following table sets forth grants of stock options to acquire shares of UbiquiTel’s common stock made during the year ended December 31, 2005 to the named executive officers. No stock appreciation rights were granted to these individuals during that year.

	Individual Grants				Potential Realizable
	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise or Base Price	Expiration	Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Granted(1)	Fiscal Year	($)/(Sh)	Date	5%($)	10%($)
Donald A. Harris	140,000	21.3	7.29	5/12/15	641,850	1,626,574
Dean E. Russell	74,000	11.2	7.29	5/12/15	339,263	859,760
James J. Volk	56,000	8.5	7.29	5/12/15	256,740	650,629
Patricia E. Knese	50,000	7.6	7.29	5/12/15	229,232	580,919
David L. Zylka	50,000	7.6	7.29	5/12/15	229,232	580,919

(1)          Subject to earlier vesting upon a change of control, the options vest annually in four equal installments beginning on May 12, 2006.

(2)          Potential realizable value is based on the assumption that the common stock price appreciates at the annual rate shown, compounded annually, from the date of grant until the end of the option term. The amounts have been calculated based on the assumed appreciation rates shown in the table, assuming a per share market price equal to the market price on the date of grant. The actual value, if any, the named executive officer may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised, if the executive were to sell the shares on the date of exercise, so there is no assurance that the value realized will be equal to or near the potential realizable value as calculated in this table.

Option Exercises and Holdings

The following table provides summary information regarding option exercises by our named executive officers during the year ended December 31, 2005 and options held by each of our named executive officers as of December 31, 2005.

	Shares Acquired On	Value	Number of Securities Underlying Unexercised Options		Value of Unexercised In-the-Money Options($)(1)
Name	Exercise(#)	Realized($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Donald A. Harris	200,000	1,651,900	2,340,000	140,000	21,972,600	364,000
Dean E. Russell	—	—	731,250	267,750	5,467,063	1,609,587
James J. Volk	—	—	287,500	237,250	1,839,376	1,466,662
Patricia E. Knese	75,000	417,041	145,000	195,000	977,650	1,185,150
David L. Zylka	50,000	339,000	197,500	202,500	1,623,575	1,232,925

(1)          The values of unexercised in-the-money options are based on the product of the (a) difference between the closing sale price per share of UbiquiTel’s common stock of $9.89 on December 30, 2005 and the respective option exercise prices and (b) number of shares of common stock underlying the options.

Compensation of Directors

Each of our independent directors who is not an employee of UbiquiTel or its subsidiaries receives an annual fee of $21,500 for serving on our board. Chairs of board committees who are independent directors receive an annual fee of $5,250 for serving in such capacity. Independent directors receive a $2,000 fee for each regularly scheduled or special board meeting he or she attends and a $2,000 fee for each committee meeting he or she attends. In addition, independent directors receive upon joining our board an option to purchase 20,000 shares of UbiquiTel’s common stock at an exercise price equal to the fair market value of the stock on the date of grant vesting in equal installments over three years. Each independent director continuing in office receives annually on the date of the annual shareholders’ meeting an option to purchase 15,000 shares of UbiquiTel’s common stock at an exercise price equal to the fair market value of the stock on the date of grant vesting in its entirety on the date of grant.

Employment Agreements

In November 2002, we entered into a new employment agreement with Donald A. Harris, our Chairman of the Board, President and Chief Executive Officer, due to the expiration of the existing employment agreement between us, which provided for a three-year term and an annual base salary of $231,500 with a guaranteed minimum annual increase of 5% for the second and third year of the term. In November 2005, the disinterested members of the board of directors extended Mr. Harris’ employment agreement for an additional one-year term ending on November 29, 2006. Mr. Harris’ annual base salary for 2005 was $390,000 and is set at $409,500 for 2006. In addition to his base salary, Mr. Harris is eligible to receive bonuses in such amounts and at such times as determined by the disinterested members of the board of directors. The employment agreement provides that Mr. Harris’ employment may be terminated by us with or without cause (as defined in the employment agreement) at any time, or by Mr. Harris for any reason at any time upon 30 days’ written notice to us. If we terminate the employment of Mr. Harris without cause, or if Mr. Harris terminates his employment for good reason (as defined in the employment agreement), within 30 days of termination (or such other date mutually agreed to) we must pay Mr. Harris a single lump sum payment in cash equal to one year’s gross salary in effect at the time of termination, plus all outstanding unreimbursed expenses. Following termination for a period of one year, we are required to maintain for Mr. Harris health, life insurance, long-term disability, dental and medical programs specified in the employment agreement. If we are required to make such payment within 24 months of a change of control (as defined in the employment agreement) or Mr. Harris is terminated without cause or terminates for good reason due to, and within six months prior to, a change of control, Mr. Harris would be entitled to receive a lump sum cash payment (in lieu of any other payments), within 30 days of termination, equal to 2.99 times of Mr. Harris’ annual gross salary and bonus for the year in which the change of control occurs or the immediately preceding year, whichever is higher. Mr. Harris would be entitled to health, life insurance, long-term disability, dental and medical program benefits for him and his family for the greater of 12 months or the remainder of the term as if his employment had not been terminated. Mr. Harris has agreed not to disclose any of our confidential information, and not to solicit any of our employees during his employment and for a period of one year after his employment is terminated for any reason whatsoever.

In March 2005, we entered into an employment agreement with Dean E. Russell, our Chief Operating Officer. The agreement provides that Mr. Russell’s employment may be terminated by us with or without cause (as defined in the agreement) at any time or by Mr. Russell for any reason at any time upon 30 days’ written notice to us. If we terminate the employment of Mr. Russell without cause, or if Mr. Russell terminates employment for good reason (as defined in the agreement), within 30 days of termination (or such other date mutually agreed to) we must pay Mr. Russell a single lump sum payment in cash equal to the total of one year’s gross salary in effect at the time of termination and the amount of his bonus for the fiscal year preceding the year in which the termination occurs, plus all outstanding unreimbursed expenses. If we are required to make such payment within 24 months of a change of control (as defined in the agreement) or Mr. Russell is terminated without cause or terminates for good reason due to, and within six months prior to, a change of control, Mr. Russell would be entitled to receive from us or our successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to two times his annual gross salary for the year in which the change of control occurs and bonus paid to him for the fiscal year preceding the year in which the change of control occurs, plus all outstanding unreimbursed expenses, and his outstanding stock options will terminate on the earlier of the date that is three years following the date on which Mr. Russell’s employment is terminated or the termination date in the applicable stock option agreement. Following a termination by us or our successor-in-interest, if applicable, of Mr. Russell without cause, in connection with a change of control or otherwise, for a period of one year following termination, we are required to maintain for him health, life insurance, long-term disability, dental and medical program benefits to which he is then entitled. Mr. Russell has agreed not to disclose any of our confidential information, and not to solicit any of our employees during his employment and for a period of one year after his employment is terminated for any reason whatsoever.

In November 2003, we entered into employment agreements with James J. Volk, our Chief Financial Officer, and Patricia E. Knese, our Senior Vice President and General Counsel. The agreements provide that the executive officer’s employment may be terminated by us with or without cause (as defined in the agreement) at any time, or by the executive officer for any reason at any time upon 30 days’ written notice to us. If we terminate the employment of the executive officer without cause, or if the executive officer terminates his or her employment for good reason (as defined in the agreement), within 30 days of termination (or such other date mutually agreed to) we must pay the executive officer a single lump sum payment in cash equal to the total of one year’s gross salary in effect at the time of termination and the amount of the executive officer’s bonus for the fiscal year preceding the year in which the termination occurs, plus all outstanding unreimbursed expenses. If we are required to make such payment within 24 months of a change of control (as defined in the agreement) or the executive officer is terminated without cause or terminates for good reason due to, and within six months prior to, a change of control, the executive officer would be entitled to receive from us or our successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to two times the executive officer’s gross salary, excluding bonus, for the twelve-month period preceding the date of termination, plus all outstanding unreimbursed expenses, and the executive officer’s outstanding stock options will terminate on the earlier of the date that is three years following the date on which the executive officer’s employment is terminated or the termination date in the applicable stock option agreement. Following a termination by us or our successor-in-interest, if applicable, of the executive officer without cause, in connection with a change of control or otherwise, for a period of one year following termination, we are required to maintain for the executive officer health, life insurance, long-term disability, dental and medical program benefits to which the executive officer is then entitled. The executive officers have agreed not to disclose any of our confidential information, and not to solicit any of our employees during their employment and for a period of one year after their employment is terminated for any reason whatsoever.

In March 2005, we entered into an employment agreement with David L. Zylka, our chief technology officer. The agreement provides that Mr. Zylka’s employment may be terminated by us with or without cause (as defined in the agreement) at any time or by Mr. Zylka for any reason at any time upon 30 days’ written notice to us. If we terminate the employment of Mr. Zylka without cause, or if Mr. Zylka terminates employment for good reason (as defined in the agreement), within 30 days of termination (or such other date mutually agreed to) we must pay Mr. Zylka a single lump sum payment in cash equal to the total of one year’s gross salary in effect at the time of termination and one month’s gross salary for each full year of employment of Mr. Zylka by us not to exceed an additional six month’s gross salary, plus all outstanding unreimbursed expenses. If we are required to make such payment within 24 months of a change of control (as defined in the agreement) or Mr. Zylka is terminated without cause or terminates for good reason due to, and within six months prior to, a change of control, Mr. Zylka would be entitled to receive from us or our successor-in-interest, as applicable, a lump sum cash payment, within 30 days of termination, equal to his gross salary, excluding bonus, for the twelve-month period preceding the date of termination and one-twelfth of the foregoing amount for each full year of employment of Mr. Zylka by us not to exceed six-twelfths of the foregoing amount, plus all outstanding unreimbursed expenses, and his outstanding stock options will terminate on the earlier of the date that is three years following the date on which Mr. Zylka’s employment is terminated or the termination date in the applicable stock option agreement. Following a termination by us or our successor-in-interest, if applicable, of Mr. Zylka without cause, in connection with a change of control or otherwise, for a period of one year following termination, we are required to maintain for him health, life insurance, long-term disability, dental and medical program benefits to which he is then entitled. Mr. Zylka has agreed not to disclose any of our confidential information, and not to solicit any of our employees during his employment and for a period of one year after his employment is terminated for any reason whatsoever.

Benefit Plans

Equity Incentive Plan.   UbiquiTel’s equity incentive plan was adopted by UbiquiTel’s board of directors and shareholders. The purpose of the equity incentive plan is to attract and retain the services of key management, employees, outside directors and consultants by providing those persons with a proprietary interest in us. The compensation committee administers the equity incentive plan and may grant stock options, which may be incentive stock options or nonqualified stock options that do not comply with Section 422 of the Internal Revenue Code, stock appreciation rights, restricted stock and other equity-based awards to eligible persons with such terms and conditions as are determined by the committee. Up to a maximum of 7,500,000 shares of common stock of UbiquiTel are issuable under the equity incentive plan. Awards paid in cash are not counted against the number of shares that may be issued under the equity incentive plan. The committee may grant one or more types of awards in any combination to a particular participant in a particular year, with certain limitations. The equity incentive plan provides for all awards granted under the equity incentive plan to become fully vested and, if applicable, exercisable upon a change in control. Subject to earlier termination by our board of directors, the equity incentive plan will remain in effect until all awards have been satisfied in stock or in cash or terminated under the terms of the equity incentive plan and all restrictions imposed on stock in connection with its issuance under the equity incentive plan have lapsed.

401(k) Retirement Plan.   We have established a tax qualified employee savings and retirement plan. Employees may elect to contribute up to 15% of their annual compensation on a pre-tax basis, subject to applicable federal limitations. “Highly Compensated Employees,” as defined in the retirement plan, are subject to certain other provisions regarding the amount of eligible contributions. Employee contributions may begin on the date of hire and are immediately vested. We have the discretion to make matching contributions to the retirement plan and did so for our named executive officers in 2005.

Employee Stock Purchase Plan.   UbiquiTel’s employee stock purchase plan was adopted by UbiquiTel’s board of directors and shareholders. The purpose of the plan is to provide an incentive for our employees to purchase our common stock and acquire a proprietary interest in us. A committee of officers designated by UbiquiTel’s board of directors administers the plan, though the board of directors may directly administer the plan in any regard in lieu of the committee. The rights to purchase our common stock granted under the plan are intended to qualify as options issued under an “employee stock purchase plan” as that term is defined in Section 423(b) of the Internal Revenue Code. Up to 1,000,000 shares of our common stock are issuable under the plan. Under the terms of the plan, during any calendar year there are four quarterly offering periods beginning January 1st , April 1st, July 1st and October 1st, during which eligible employees can participate. The purchase price is the lower of 85% of fair market value of our common stock on the first business day of the offering period or 85% of the fair market value of our common stock on the last business day of the offering period.

Noncompetition Agreements

In connection with the granting of any stock options or equity-based awards under our equity incentive plan to any of our employees, each employee is required to enter into a noncompetition agreement. These agreements provide that for so long as the employee works for us, and for a period of one year after the employee’s termination for any reason, the employee may not disclose in any way any confidential information. The agreements also provide that for so long as the employee works for us and for a period of one year after the employee’s termination for any reason, the employee is prohibited from:

•       engaging in the same business or in a similar capacity in our markets;

•       soliciting business in competition with us; and

•       hiring any of our employees or directly or indirectly causing any of our employees to leave their employment to work for another employer.

In the event of a breach of the noncompetition agreement by an employee, we have the option to repurchase any and all shares held by the employee at the employee’s exercise price. We also may pursue any other remedies provided by law or in equity.

Limitation on Liability and Indemnification Matters

Our certificate of incorporation and bylaws limit the liability of directors and executive officers to the maximum extent permitted by Delaware law. The limitation on our directors’ and executive officers’ liability may not apply to liabilities arising under the federal securities laws. Our certificate of incorporation and bylaws provide that we shall indemnify our directors and executive officers and may indemnify our other officers and employees and other agents to the fullest extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors and executive officers pursuant to our certificate of incorporation and bylaws, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

Compensation Committee Interlocks and Insider Participation

No member of the compensation committee was at any time during the past fiscal year an officer or employee of us, was formerly an officer of us or any of our subsidiaries, or had any employment or business relationship with us.

During the last fiscal year, none of our executive officers served as:

•       a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our compensation committee;

•       a director of another entity one of whose executive officers served on our compensation committee; or

•       a member of the compensation committee (or other committee of the board of directors performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of us.

ITEM 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2005 with respect to our equity compensation plans in effect as of December 31, 2005.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders
Equity Incentive Plan	5,016,375	$3.51	1,190,800
1999 stock option grant to Donald A. Harris	2,340,000	$0.50	0
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	7,356,375		1,190,800

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of UbiquiTel’s common stock as of March 31, 2006, by the following individuals or groups:

•       each person or entity who is known by us to own beneficially more than 5% of our common stock;

•       each of our directors;

•       each of our named executive officers; and

•       all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of UbiquiTel’s common stock that are subject to stock options that are presently exercisable or exercisable within 60 days of March 31, 2006 are deemed to be outstanding and beneficially owned by the person holding the stock options for the purpose of computing the percentage of ownership of that person, but are not treated as outstanding for the purpose of computing the percentage of any other person.

Unless indicated otherwise below, the address of our directors and executive officers is c/o UbiquiTel Inc., One West Elm Street, Suite 400, Conshohocken, Pennsylvania 19428. Except as indicated below, the persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. As of March 31, 2006, we had outstanding 94,440,292 shares of our common stock.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Ownership
Wellington Management Company, LLP(1)	11,721,166	12.4
Donald A. Harris(2)(16)	5,136,802	5.3
BAMCO, Inc.(3)	4,875,000	5.2
Baron Capital Group, Inc.
Ronald Baron
Bruce E. Toll(4)	3,282,850	3.5
BRU Holding Co., LLC
Joseph N. Walter(5)	2,271,987	2.4
The Walter Group, Inc.
Dean E. Russell(6)(16)	983,597	1.0
James J. Volk(7)(16)	511,655	*
Peter Lucas(8)	354,857	*
David L. Zylka(9)(16)	294,820	*
Patricia E. Knese(10)(16)	223,156	*
Matthew J. Boos(11)	166,943	*
Eve M. Trkla(12)	52,500	*
Eric S. Weinstein(13)	21,667	*
Robert A. Berlacher(14)	15,000	*
James E. Blake(15)	—	—
All directors and executive officers as a group(13 persons)	13,315,834	13.5

*                    Less than 1%.

(1)          Information presented is based on a Schedule 13G/A dated February 14, 2006 filed by Wellington Management Company, LLP reporting that it, in its capacity as investment adviser, may be deemed to have beneficially owned, as of December 30, 2005, 11,721,166 shares of UbiquiTel common stock which are held of record by clients of Wellington Management Company, LLP. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

(2)          Includes 2,375,000 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. Also includes 120,000 shares held by the Harris Family Trust and 1,000 shares held in an individual retirement account of Mr. Harris’ spouse, as to which shares Mr. Harris, a director of UbiquiTel, disclaims beneficial ownership.

(3)          Information presented is based on a Schedule 13G dated February 14, 2006 filed by BAMCO, Inc., as an investment adviser, and Baron Capital Group, Inc. and Ronald Baron, as parent holding companies, reporting that they as a group, through themselves and BAMCO’s investment advisory clients (as to which shares they disclaim beneficial ownership), beneficially owned, as of December 31, 2005, 4,875,000 shares of UbiquiTel common stock. The address of BAMCO, Inc., Baron Capital Group, Inc. and Ronald Baron is 767 Fifth Avenue, New York, New York 10153.

(4)          Includes 52,500 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. Also includes 3,230,350 shares held by BRU Holding Co., LLC. Mr. Toll, a director of UbiquiTel, is the sole member of BRU Holding Co., LLC. The address of Mr. Toll and BRU Holding Co., LLC is 250 Gibraltar Road, Horsham, Pennsylvania 19044.

(5)          Includes 52,500 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. Also includes 1,969,404 shares held by The Walter Group, Inc. Mr. Walter, a director of UbiquiTel, is a principal of The Walter Group, Inc. and may be deemed to be the beneficial owner of the shares held by The Walter Group, Inc. Mr. Walter disclaims beneficial ownership of such shares. The address of Mr. Walter and The Walter Group, Inc. is 120 Lakeside Avenue, #300, Seattle, Washington 98122.

(6)          Includes 831,000 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. Also includes 35,000 shares held by the spouse of Mr. Russell, as to which shares Mr. Russell disclaims beneficial ownership.

(7)          Includes 357,750 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006.

(8)          Includes 52,500 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. The address of Mr. Lucas, a director of UbiquiTel, is 1733 H Street, #330-141, Blaine, Washington 98230.

(9)          Includes 262,500 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006.

(10)   Includes 207,500 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006.

(11)   Includes 65,000 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. The address of Mr. Boos, a director of UbiquiTel, is 47034 Road 201, P.O. Box 21, O’Neals, California 93645.

(12)   Represents 52,500 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. The address of Ms. Trkla, a director of UbiquiTel, is 50 Dunham Road, Beverly, Massachusetts 01915.

(13)   Represents 21,667 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. The address of Mr. Weinstein, a director of UbiquiTel, is 46 Maddock Road, Titusville, New Jersey 08560.

(14)   Represents 15,000 shares issuable upon the exercise of stock options presently exercisable or exercisable within 60 days of March 31, 2006. The address of Mr. Berlacher, a director of UbiquiTel, is 1150 First Avenue, Suite 600, King of Prussia, Pennsylvania 19406.

(15)   The address of Mr. Blake, a director of UbiquiTel, is 65 Baynard Park Road, Hilton Head Island, South Carolina 29928.

(16)   The named person is an executive officer.

ITEM 13.   Certain Relationships and Related Transactions

During 2005, we did not have any transactions with management and others or business relationships with any of our directors that were reportable under Item 404 of Regulation S-K of the Securities Act.

ITEM 14.   Principal Accountant Fees and Services

The rules of the SEC require us to disclose fees billed by our independent registered public accounting firm for services rendered to us for each of the years ended December 31, 2005 and 2004. The firm of PricewaterhouseCoopers LLP (“PwC”), independent registered public accounting firm, audited our consolidated financial statements for the years ended December 31, 2005 and 2004. PwC has been reappointed by our audit committee to serve as our independent registered public accounting firm for 2006.

Audit Fees

The aggregate fees billed by PwC for professional services rendered for the integrated audits of our annual consolidated financial statements for the fiscal year ended December 31, 2005 and of our internal control over financial reporting as of December 31, 2005, for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first three fiscal quarters of 2005 and for related services were approximately $967,100. The aggregate fees billed by PwC for professional services rendered for the integrated audits of our annual consolidated financial statements for the fiscal year ended December 31, 2004 and of our internal control over financial reporting as of December 31, 2004, for the reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q for the first three fiscal quarters of 2004 and for related services were approximately $695,800.

Audit-Related Fees

PwC did not bill us for audit-related fees for the years ended December 31, 2005 and 2004, respectively, as no audit-related services were performed by PwC during such years.

Tax Fees

PwC billed approximately $304,518 in tax fees for professional services rendered to us during the year ended December 31, 2005 for tax compliance related to our 2004 corporate income tax returns and state capital and franchise tax returns, as well as property tax compliance, debt refinancing and corporate income tax research and planning. PwC billed approximately $402,800 in tax fees for professional services rendered to us during the year ended December 31, 2004 for tax compliance related to our 2003 corporate income tax returns and state capital and franchise tax returns, as well as property tax compliance, debt refinancing and corporate income tax research and planning.

All Other Fees

PwC did not bill us for other services for the years ended December 31, 2005 and 2004, respectively, as no other services were performed by PwC during such years.

Policy Concerning Approval of Audit and Non-Audit Services

In 2003, the audit committee adopted a formal policy concerning approval of audit and non-audit services to be provided to us by PwC. The policy requires that all services to be provided by PwC, including audit services and permitted audit-related and non-audit services, must be pre-approved by the audit committee. The audit committee approved all audit and non-audit services provided by PwC during 2005.

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

&21.1	Subsidiaries of UbiquiTel Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
&24.1	Powers of Attorney (included on signature pages to Original Filing).
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

&	Filed with Original Filing.
*	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (Reg. No. 333-32236).
**	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-3 of UbiquiTel Inc. (Reg. No. 333-39956).
***	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-1 of UbiquiTel Inc. (Reg. No. 333-39956).
+	Incorporated by reference to the exhibit shown in parentheses and filed with the Registration Statement on Form S-4 of UbiquiTel Operating Company (Reg. No. 333-115626).
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 27th day of April, 2006.

UBIQUITEL INC.
By:	/s/ DONALD A. HARRIS
Donald A. Harris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD A. HARRIS	Chairman of the Board, President and	April 27, 2006
Donald A. Harris	Chief Executive Officer (Principal Executive Officer)
/s/ JAMES J. VOLK	Chief Financial Officer (Principal	April 27, 2006
James J. Volk	Financial Officer and Accounting Officer)
/s/ ROBERT A. BERLACHER*	Director	April 27, 2006
Robert A. Berlacher
/s/ JAMES E. BLAKE*	Director	April 27, 2006
James E. Blake
/s/ MATTHEW J. BOOS*	Director	April 27, 2006
Matthew J. Boos
/s/ PETER LUCAS*	Director	April 27, 2006
Peter Lucas
/s/ BRUCE E. TOLL*	Director	April 27, 2006
Bruce E. Toll
/s/ EVE M. TRKLA*	Director	April 27, 2006
Eve M. Trkla
/s/ JOSEPH N. WALTER*	Director	April 27, 2006
Joseph N. Walter
/s/ ERIC S. WEINSTEIN*	Director	April 27, 2006
Eric S. Weinstein

*By:	/s/ JAMES J. VOLK
James J. Volk
Attorney-in-Fact

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, UbiquiTel Operating Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Conshohocken, State of Pennsylvania, on the 27th day of April, 2006.

UBIQUITEL OPERATING COMPANY
By:	/s/ DONALD A. HARRIS
Donald A. Harris
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DONALD A. HARRIS	Sole Director, President and Chief	April 27, 2006
Donald A. Harris	Executive Officer (Principal
Executive Officer)
/s/ JAMES J. VOLK	Chief Financial Officer (Principal	April 27, 2006
James J. Volk	Financial Officer and Accounting
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

EXHIBIT INDEX

Exhibit Number	Description
*21.1	Subsidiaries of UbiquiTel Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
*24.1	Powers of Attorney (included on signature pages to Original Filing).
31.1	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002 (furnished pursuant to Item 601(b)(32) of Regulation S-K).

*                    Filed with Original Filing.