Form 10-Q
period 2006-03-31
UBIQUITEL INC
filed 2006-05-10
CIK 1108487

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

There were 94,453,100 shares of common stock, $0.0005 par value, of UbiquiTel Inc. outstanding at May 5, 2006.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at May 5, 2006, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended March 31, 2006

INDEX

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005
Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005
Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005
Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Explanatory Note:

The Consolidated Financial Statements included herein are those of UbiquiTel Inc. (“UbiquiTel”). The Co-Registrants are UbiquiTel and UbiquiTel Operating Company (“Operating Company”), which is a wholly-owned subsidiary of UbiquiTel and the issuer of 9.875% senior notes due 2011. UbiquiTel has provided a full, unconditional, joint and several guaranty of Operating Company’s obligations under the 9.875% senior notes due 2011. UbiquiTel has no operations separate from its investment in Operating Company. Pursuant to Rule 12h-5 of the Securities Exchange Act, no separate financial statements and other disclosures concerning Operating Company other than narrative disclosures set forth in Notes 6 and 7 to the Consolidated Financial Statements have been presented herein. As used herein and except as the context otherwise may require, the “Company,” “we,” “us,” “our” or “UbiquiTel” means, collectively UbiquiTel, Operating Company and their consolidated subsidiary, UbiquiTel Leasing Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

(In Thousands, Except Per Share Data)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$126,535	$121,127
Accounts receivable, net of allowance for doubtful accounts of $3,354 at March 31, 2006 and $3,435 at December 31, 2005	25,360	30,082
Inventory	3,028	4,777
Prepaid expenses and other assets	16,435	17,411
Deferred income taxes	20,325	20,290
Total current assets	191,683	193,687
PROPERTY AND EQUIPMENT, NET	238,071	244,163
CONSTRUCTION IN PROGRESS	3,458	2,169
DEFERRED FINANCING COSTS, NET	8,740	9,184
GOODWILL	38,138	38,138
INTANGIBLES, NET	59,185	60,261
DEFERRED INCOME TAXES	8,973	13,038
OTHER LONG-TERM ASSETS	2,174	2,223
Total assets	$550,422	$562,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$244	$240
Accounts payable	3,824	11,062
Accrued expenses	17,926	18,230
Accrued compensation and benefits	2,233	4,770
Interest payable	3,456	13,825
Taxes payable	3,326	2,677
Deferred revenue	12,473	12,455
Other	3,252	3,165
Total current liabilities	46,734	66,424
LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	423,381	423,475
OTHER LONG-TERM LIABILITIES	11,136	11,357
Total long-term liabilities	434,517	434,832
Total liabilities	481,251	501,256
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.001 per share; 10,000 shares authorized; 0 shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock, par value $0.0005 per share; 240,000 shares authorized; 94,440 and 94,209 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	47	47
Additional paid-in-capital	313,501	312,305
Accumulated deficit	(244,377)	(250,745)
Total stockholders’ equity	69,171	61,607
Total liabilities and stockholders’ equity	$550,422	$562,863

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended March 31,
	2006	2005

REVENUES:
Subscriber revenue	$74,647	$66,892
Roaming and wholesale revenue	30,553	29,606
Service revenue	105,200	96,498
Equipment revenue	4,226	3,433
Total revenues	109,426	99,931
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation, amortization and accretion as shown separately below)	48,134	44,006
Cost of products sold	7,501	10,385
Selling and marketing	14,527	15,926
General and administrative expenses	7,501	4,988
Non-cash compensation	—	(521)
Depreciation, amortization and accretion	11,777	12,157
Total costs and expenses	89,440	86,941
OPERATING INCOME	19,986	12,990
INTEREST INCOME	1,552	526
INTEREST EXPENSE	(10,834)	(10,935)
INCOME BEFORE INCOME TAXES	10,704	2,581
INCOME TAX EXPENSE	(4,336)	(129)
NET INCOME	$6,368	$2,452

NET INCOME PER COMMON SHARE:
BASIC	$0.07	$0.03
DILUTED	$0.06	$0.02

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	94,280	93,103
DILUTED	99,260	98,644

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,368	$2,452
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred financing costs	444	439
Amortization of debt premium	(31)	(32)
Amortization of intangible assets	1,076	1,076
Depreciation and accretion	10,701	11,080
Share-based payment expense	373	(521)
Deferred income taxes	4,030	69
Gain on disposal of equipment	(132)	(71)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	4,722	(171)
Inventory	1,749	(988)
Prepaid expenses and other assets	1,025	(402)
Accounts payable and accrued expenses	(21,635)	(10,773)
Net cash provided by operating activities	8,690	2,158
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,046)	(10,031)
Net cash used in investing activities	(4,046)	(10,031)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	85	106
Proceeds from exercise of stock options	738	327
Repayment of other long-term debt	(59)	(54)
Net cash provided by financing activities	764	379
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,408	(7,494)
CASH AND CASH EQUIVALENTS, beginning of period	121,127	91,781
CASH AND CASH EQUIVALENTS, end of period	$126,535	$84,287
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,790	$20,847
Cash paid for income taxes	196	3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Network equipment acquired but not yet paid	$1,821	$5,372

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, it does not include all the information and footnotes required annually by generally accepted accounting principles. In the opinion of management, the interim data reflects all adjustments necessary for a fair statement of the Company’s results for the periods presented. Operating results for the three months ended March 31, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 of UbiquiTel which are included in its and Operating Company’s Joint Annual Report on Form 10-K/A for the year ended December 31, 2005.

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

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations or cash flows.

2. ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

UbiquiTel Inc. and its subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint personal communications services (“PCS”) in certain defined midsize markets in the western and midwestern United States.

The Company has the exclusive right under its management agreement with Sprint PCS to provide digital wireless personal communications services, or PCS, under the Sprint brand name to certain markets in the western and midwestern United States which include a total population of approximately 10.8 million residents covering portions of California, Nevada, Washington, Idaho, Utah, Wyoming, Indiana, Kentucky and Tennessee. Sprint has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. The Company does not own any PCS licenses, so generally the Company can only operate its business so long as the Company remains a PCS affiliate of Sprint Nextel Corporation and Sprint Nextel and related entities continue to own the PCS licenses in the Company’s markets. Sprint Nextel directly operates its PCS network in major metropolitan markets and certain midsize and smaller markets throughout the United States. Sprint Nextel also has management agreements between Sprint PCS and PCS affiliates of Sprint Nextel, who are independent companies such as the Company, pursuant to which the PCS affiliates of Sprint Nextel have constructed and manage PCS networks under the Sprint brand name in midsize and smaller markets. See Note 8 (Recent Developments) for a discussion of Sprint Nextel Corporation’s proposed acquisition of the Company for cash in a merger transaction.

The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, UbiquiTel Operating Company and UbiquiTel Leasing Company. The Company operates under one segment.

3. SHARE-BASED PAYMENT EXPENSE

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), and related interpretative guidance issued by the FASB and the Securities and Exchange Commission. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. The Company previously recognized expense in accordance with the provisions requiring variable accounting under APB No. 25 and its related interpretations for previously modified stock options, all of which were fully vested as of December 31, 2005. Upon the adoption of SFAS 123R, the Company discontinued recognizing compensation expense under variable accounting.

In its adoption of SFAS No. 123R, the Company has applied the modified prospective transition method to all past awards outstanding and unvested as of January 1, 2006 and is recognizing the associated expense over the remaining vesting period of such awards based on the fair values previously determined and disclosed as part of its pro forma disclosures under SFAS No. 123. As such, the Company is not restating the results of prior periods.

As of March 31, 2006, the Company had two share-based payment plans, which provide for equity awards and are described below. For the three months ended March 31, 2006, the share-based payment expense recognized in the consolidated statement of operations in accordance with SFAS No. 123R was approximately $0.4 million. This expense was recognized in the same expense component in the consolidated statement of operations as the salary or other cash compensation paid to the employee receiving the award. Net of income tax effects, the adoption of SFAS No. 123R reduced the Company’s net income by approximately $0.2 million and its effect on both basic and diluted net income per common share was less than $0.01 per share. The adoption of SFAS No. 123R did not affect the Company’s cash flow from operating activities or cash flow from financing activities.

Equity Incentive Plan

The Company has an equity incentive plan (“Equity Incentive Plan”) for the purpose of attracting, retaining and rewarding key employees, consultants and non-employee directors. A committee consisting of independent members of the Company’s board of directors administers the Equity Incentive Plan. The committee may grant stock options, stock appreciation rights and other equity-based awards to eligible persons, as defined in the Equity Incentive Plan, including directors. The Equity Incentive Plan authorizes up to 7,500,000 shares of common stock for issuance. Awards paid in cash are not counted against the number of shares that may be issued. Stock options are normally granted with an exercise price equal to the fair value of the common stock on the date of grant. Stock options granted to employees have generally vested in four equal annual amounts beginning on the anniversary date of each grant. Stock options granted to non-employee directors have generally vested immediately, except for initial grants, which vest over three years. All options granted under the Equity Incentive Plan have a maximum term of ten years.

Prior to establishment of the Equity Incentive Plan, the Company had also granted non-qualified stock options to its chief executive officer pursuant to an employment agreement. These stock options were fully vested as of December 31, 2005. As such, no share-based payment expense is recognized for these options.

As there were no options granted during the three months ended March 31, 2006, the typical disclosures required by SFAS No. 123R regarding assumptions used in determining the fair value of options granted during the reporting period are excluded. For the three months ended March 31, 2006, the share-based payment expense recognized for options awarded under the Equity Incentive Plan was approximately $0.4 million and consisted only of the cost associated with the unvested awards made prior to January 1, 2006, which was calculated based on the fair values of the granted options on their respective grant dates in accordance with SFAS No. 123. In accordance with the recognition provisions of SFAS No. 123R, the amount of this expense has been adjusted to reflect an assumed forfeiture rate and is now determined based on estimated forfeitures, thereby discontinuing the previously allowable method of calculating expense based on the actual forfeitures.

As of March 31, 2006, the total unrecognized share-based payment expense related to unvested options was approximately $3.1 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years. The Company’s policy is to recognize share-based payment expense on a straight-line basis over the option award’s requisite service period, which is generally the vesting period, provided that this expense is at least equal to the portion of the grant-date value of the award that is vested as of the date of the Company’s consolidated balance sheet.

In determining the fair value of each option granted under the Equity Incentive Plan, the Company uses the Black-Scholes model, which involves the determination of assumptions that become inputs into the model. The primary inputs are expected volatility, expected term of the option, risk-free interest rate and dividend yield. Expected volatility is based on the historical performance of the Company’s common stock. Historical data of exercise behavior is used to estimate the average number of years that an option will remain outstanding prior to its exercise, factoring in the vesting period, contractual life of the option and post-vesting employment termination behavior. The risk-free interest rate is the implied yield available as of the grant date on U.S. Treasury zero-coupon issues with a remaining term equal to the option’s expected term. As the Company has never paid dividends and has not declared any intentions of doing so, the dividend yield is assumed to be zero.

The following table presents a summary of the option activity under the Equity Incentive Plan and any other share-based payment arrangements involving Company stock options for the three months ended March 31, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,356,375	$2.55
Granted	—	—
Exercised	(220,225)	3.35
Forfeited	(158,050)	4.39
Expired	(100)	3.52
Outstanding at March 31, 2006	6,978,000	$2.49	5.8 years	$53,130

Options exercisable at March 31, 2006	4,529,442	$1.73	4.7 years	$37,918

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the option’s exercise price. The aggregate intrinsic value of and cash received from options exercised during the three months ended March 31, 2006 was approximately $1.3 million and $0.7 million, respectively. As the Company has a net operating loss carryforward for income tax purposes, there were no benefits realized from income tax deductions for stock options exercised.

Employee Stock Purchase Plan

Under the terms of the Company’s employee stock purchase plan (the “ESP Plan”), during any calendar year there are four quarterly offering periods beginning January 1st, April 1st, July 1st and October 1st, during which eligible employees can participate and purchase shares of the Company’s common stock. The purchase price is the lower of 85% of the fair market value of the common stock on the first trading day of the offering period or 85% of the fair market value of the common stock on the last trading day of the offering period. For the three months ended March 31, 2006, the numbers of shares purchased under the ESP Plan was 11,308 and the cash received from employee purchases of common stock was approximately $0.1 million. The Company recognized share-based payment expense for awards under the ESP Plan using the same methodology as it employs for options awarded under the Equity Incentive Plan. Share-based payment expense for the three months ended March 31, 2006 was approximately $20,000.

Stock-Based Compensation Expense Prior to January 1, 2006

Prior to January 1, 2006, the Company recognized stock-based compensation expense in accordance with the appropriate provisions of APB No. 25 and related interpretations requiring variable accounting for the Company’s previously modified stock options, all of which were fully vested as of December 31, 2005. Under variable accounting, quarterly increases or decreases in the share price of the Company’s common stock resulted in expense or reduction in expense, as reflected in non-cash compensation in the Company’s consolidated statements of operations. The Company provided pro forma disclosure of stock-based compensation expense in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” as if the fair value method of SFAS 123 had been applied to stock-based compensation. Pro forma compensation expense determined in accordance with SFAS No. 123 did not consider potential forfeitures, but was based on actual forfeitures as they occurred. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
(In Thousands, Except Per Share Amounts)

Net income, as reported	$2,452
Add: stock-based employee compensation included in reported net income, net of related income tax	(521)
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related income tax	(450)
Pro forma net income	$1,481

Basic net income per share:
As reported	$0.03
Pro forma	$0.02

Diluted net income per share:
As reported	$0.02
Pro forma	$0.02

4. BASIC AND DILUTED NET INCOME PER SHARE

The Company computes net income per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, incremental potential common shares from stock options and warrants are included in the calculation of diluted net income per share except when the effect would be antidilutive.

The calculations for basic and diluted net income per share were as follows:

	Three Months Ended March 31,
	2006	2005
	(In Thousands, Except Per Share Amounts)
Basic
Net income	$6,368	$2,452
Weighted average common shares outstanding	94,280	93,103
Net income per share	$0.07	$0.03

Diluted
Net income	$6,368	$2,452
Weighted average common shares outstanding	94,280	93,103
Effect of dilutive options	4,980	5,541
Weighted average common shares outstanding assuming dilution	99,260	98,644
Net income per share	$0.06	$0.02

The following table summarizes the securities that are excluded from the diluted net income per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended March 31,
	2006	2005
Stock options	—	20,000
Warrants	3,579,000	3,665,183
Total	3,579,000	3,685,183

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2006	December 31, 2005
	(In Thousands)
Network equipment	$387,362	$383,371
Vehicles	1,715	1,594
Furniture and office equipment	5,578	5,551
Computer equipment and software	10,743	10,647
Leasehold improvements	5,634	5,284
Land	130	130
Buildings	4,670	4,670
	415,832	411,247
Accumulated depreciation	(177,761)	(167,084)
Property and equipment, net	$238,071	$244,163

Depreciation expense was approximately $10.7 million and $11.1 million for the three months ended March 31, 2006 and 2005, respectively.

6. LONG-TERM DEBT

Long-term debt outstanding was as follows:

	March 31, 2006	December 31, 2005
	(In Thousands)
9.875% senior notes	$420,000	$420,000
Plus: premium	679	710
Building mortgage	2,946	3,005
Total long-term debt	423,625	423,715
Less: current maturities	244	240
Total long-term debt, excluding current maturities	$423,381	$423,475

Notes

During 2004, Operating Company issued $420.0 million aggregate principal amount of 9.875% senior notes due March 1, 2011 (“9.875% Senior Notes”), in transactions exempt from the registration requirements of the Securities Act. The 9.875% Senior Notes were subsequently registered under the Securities Act. Interest on the 9.875% Senior Notes is payable semiannually on March 1 and September 1 at semiannual payments of approximately $20.7 million.

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

7. WHOLLY-OWNED OPERATING SUBSIDIARY

UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes (see Note 6). UbiquiTel has no independent assets or operations separate from its investment in Operating Company. UbiquiTel Leasing Company is a minor subsidiary.

8. RECENT DEVELOPMENTS

On April 19, 2006, UbiquiTel entered into an agreement and plan of merger (“Merger Agreement”) with Sprint Nextel Corporation (“Sprint Nextel”) and Eagle Merger Sub Inc., a wholly owned subsidiary of Sprint Nextel (“Merger Sub”), pursuant to which Merger Sub will merge with and into UbiquiTel (the “Merger”), with UbiquiTel surviving the Merger. Upon completion of the Merger, UbiquiTel will be a wholly owned subsidiary of Sprint Nextel. In the Merger, each issued and outstanding share of UbiquiTel’s common stock will be converted into the right to receive $10.35 per share in cash. In addition, options to acquire UbiquiTel common shares, whether vested or unvested, will be cancelled and option holders will receive the excess, if any, of $10.35 per share over the option exercise price for each share subject to the option, less any applicable withholding taxes. The total consideration for the acquisition of UbiquiTel is approximately $1.3 billion, which includes the assumption of approximately $300 million in net debt.

Contemporaneously with the execution of the Merger Agreement, Sprint Nextel, UbiquiTel and certain of their respective affiliates entered into a settlement agreement and mutual release (“Settlement Agreement”). Under the terms of the Settlement Agreement, the parties agreed to file a motion to stay the existing litigation between them (UbiquiTel Inc. et al. v. Sprint Corporation et al., C.A. No. 1489-N) in the Delaware Court of Chancery, described further below. In addition, the parties agreed that at the effective time of the Merger, they will cooperate in taking all action necessary to cause the dismissal of the litigation. The Settlement Agreement also contains mutual releases that will become effective at the effective time of the Merger. Furthermore, during the period between the signing of the Merger Agreement and the effective time of the Merger (or termination of the Merger Agreement, if applicable), the Settlement Agreement prohibits, among other things, UbiquiTel from seeking relief against Sprint Nextel through any suit or proceeding for any claim, including any claim for breach of any exclusivity provision of existing commercial contracts, although the Settlement Agreement permits UbiquiTel to seek relief through any suit or proceeding for any other claim arising during that period under such commercial contracts or any claim arising under the Merger Agreement or the Settlement Agreement.

The board of directors of UbiquiTel unanimously (1) approved the Merger Agreement, the Merger and the Settlement Agreement, (2) determined that the consideration to be paid in the Merger is fair to UbiquiTel’s stockholders and (3) resolved to recommend that UbiquiTel’s stockholders approve the Merger, the Merger Agreement and the transactions contemplated by the Merger Agreement. The board of directors may change its recommendation if it receives a superior proposal and certain conditions specified in the Merger Agreement are met.

The Merger is expected to be completed in the second quarter of 2006, subject to receipt of approval of UbiquiTel’s stockholders and applicable regulatory approvals, as well as other customary closing conditions. The Merger Agreement also provides that, upon termination of the Merger Agreement under specified circumstances involving a competing proposal, UbiquiTel may be required to pay Sprint Nextel a termination fee of $35 million.

On April 19, 2006, Sprint Nextel also entered into a stockholders agreement (“Stockholders Agreement”) with each of UbiquiTel’s executive officers and directors, who collectively have the power to vote approximately 9% of UbiquiTel’s outstanding common stock. Pursuant to the terms of the Stockholders Agreement, these stockholders have agreed, among other things, to vote their shares in favor of the Merger and not to transfer such shares prior to the completion of the Merger, subject to the terms and conditions contained in the Stockholders Agreement.

The foregoing descriptions of the Merger Agreement and the Settlement Agreement are qualified in their entirety by reference to such documents, which are filed as Exhibits 2.1 and 10.1, respectively, to UbiquiTel’s Current Report on Form 8-K dated April 19, 2006 filed with the Securities and Exchange Commission (“SEC”).

Previously, on December 15, 2004, Sprint Corporation (together with its subsidiaries, “Sprint”) and Nextel Communications, Inc. (“Nextel”) announced that they had entered into a definitive agreement to consummate a merger of equals. At that time, Nextel operated a competitive wireless mobility communications network and business in markets in which UbiquiTel also provides wireless mobility communications network products and services under the Sprint and affiliated brands. Since the closing of the merger in August 2005, Sprint Nextel, as the merged entity, has operated the legacy Nextel business in competition with UbiquiTel in approximately 80% of UbiquiTel’s market areas. Upon the closing of Sprint Nextel’s planned acquisition of Nextel’s affiliate, Nextel Partners, Inc., in the near future, Sprint Nextel will operate the legacy Nextel business in competition with UbiquiTel in virtually all of its market areas.

Following the announcement of the merger in late 2004, Sprint advised its PCS affiliates, including UbiquiTel, that it wished to reach mutually agreeable arrangements with the PCS affiliates regarding the potential impact of the Sprint-Nextel merger and integration of the Sprint and Nextel wireless businesses on the PCS affiliates and their rights under the management agreements between Sprint PCS and the PCS affiliates. Despite UbiquiTel’s efforts to reach renegotiated arrangements with Sprint prior to the closing of the merger, UbiquiTel did not achieve this outcome and, to UbiquiTel’s knowledge, Sprint Nextel has not entered into such arrangements with any PCS affiliate.

On July 12, 2005, UbiquiTel filed in the Delaware Court of Chancery an action against Sprint Corporation, Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. and Nextel alleging that, among other things, following the consummation of the Sprint-Nextel merger, which subsequently occurred on August 12, 2005, Sprint would breach its exclusivity and confidentiality obligations to UbiquiTel under its written agreements with Sprint and Sprint PCS, and that Nextel improperly interfered with UbiquiTel’s exclusivity rights under those agreements. The action further alleges that Sprint and Nextel conspired to deprive UbiquiTel of the exclusivity commitments in those agreements and to use UbiquiTel’s confidential business information available to Sprint under those agreements to advantage Nextel’s business, which is directly competitive with UbiquiTel’s wireless business in its markets. The complaint seeks, among other things, a court order requiring Sprint Nextel to comply with the exclusivity provisions of those agreements. A copy of the complaint was filed as Exhibit 99.1 to UbiquiTel’s Current Report on Form 8-K dated July 12, 2005 filed with the SEC. The court consolidated the trial of UbiquiTel’s action with a similar case brought by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, which are subsidiaries of iPCS, Inc., another PCS affiliate of Sprint Nextel. The consolidated nine-day trial occurred in January 2006. On April 4, 2006, the vice chancellor presiding over the actions heard oral arguments on the merits of the case, but did not issue a ruling. On April 19, 2006, simultaneously with Sprint Nextel and UbiquiTel executing the Merger Agreement, UbiquiTel, Sprint and Nextel entered into the Settlement Agreement, pursuant to which UbiquiTel’s litigation against Sprint and Nextel will be dismissed if the Merger closes. On April 20, 2006, the court entered an order jointly submitted by the parties staying the litigation until the earlier of (i) December 31, 2006, or (ii) the termination of the Merger Agreement.

Shortly after filing the complaint in July 2005, UbiquiTel entered into a forbearance agreement with Sprint imposing certain restrictions on, among other things, the operations of the legacy Nextel wireless business in UbiquiTel’s markets and the use and dissemination of UbiquiTel’s confidential business information. The forbearance agreement and the restrictions it imposes remain effective at this time and are anticipated to remain effective for the period that the Merger is pending. If the Merger is not consummated, then the forbearance agreement would expire when the vice chancellor issues a final ruling in the litigation, unless modified earlier by the court. Copies of the forbearance agreement and an amendment to the forbearance agreement were filed as Exhibit 99.1 to UbiquiTel’s Current Reports on Form 8-K dated July 29, 2005 and December 2, 2005, respectively, filed with the SEC.

Over the past three quarters, Sprint Nextel has acquired five PCS affiliates of Sprint Nextel, including the largest affiliate, Alamosa Holdings, Inc. Prior to Sprint Nextel’s acquisition of those PCS affiliates, four of the PCS affiliates had filed suit against Sprint relating to the merger of Sprint and Nextel. Five PCS affiliates remain, including iPCS and UbiquiTel. See “Item 1A. Risk Factors,” in Part II of this report for additional information and risks concerning the recent developments between Sprint Nextel and UbiquiTel.

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

These and other applicable risks are described under “Part I, Item 1A. Risk Factors” and elsewhere in UbiquiTel’s and Operating Company’s Joint Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission, and under the caption “Cash Flows, Liquidity and Capital Resources”  in this Item 2 and elsewhere in this Joint Quarterly Report on Form 10-Q, including in Note 8 (Recent Developments) to the Notes to Consolidated Financial Statements in Part 1, Item 1, and in Part II, Item 1A, of this report. Investors are referred to UbiquiTel’s and Operating Company’s subsequent filings with the Securities and Exchange Commission for other risk factors. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

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

We have the exclusive right under our management agreement with Sprint PCS to provide digital wireless personal communications services, or PCS, under the Sprint brand name to certain markets in the western and midwestern United States which include a total population of approximately 10.8 million residents covering portions of California, Nevada, Washington, Idaho, Utah, Wyoming, Indiana, Kentucky and Tennessee. Sprint has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands. We do not own any PCS licenses, so generally we can only operate our business so long as we remain a PCS affiliate of Sprint Nextel Corporation and Sprint Nextel and related entities continue to own the PCS licenses in our markets. Sprint Nextel directly operates its PCS network in major metropolitan markets and certain midsize and smaller markets throughout the United States. Sprint Nextel also has management agreements between Sprint PCS and PCS affiliates of Sprint Nextel, who are independent companies such as us, pursuant to which the PCS affiliates of Sprint Nextel have constructed and manage PCS networks under the Sprint brand name in midsize and smaller markets. There are five PCS affiliates of Sprint Nextel, including us. See Note 8 (Recent Developments) to the Notes to Consolidated Financial Statements in Part I, Item 1, of this report for a discussion of Sprint Nextel Corporation’s proposed acquisition of the Company for cash in a merger transaction.

As of March 31, 2006, we had approximately 451,700 subscribers excluding resellers and approximately 150,600 reseller subscribers, for a total subscriber base of approximately 602,300. As of March 31, 2006, our network covered approximately 8.3 million residents which represented approximately 77% of the licensed population in our markets.

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

Adoption of New Accounting Standard for Share-Based Payment Expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments” (“SFAS No. 123R”), and related interpretative guidance issued by the Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. We previously recognized expense in accordance with the provisions requiring variable accounting under APB No. 25 and its related interpretations for previously modified stock options, all of which were fully vested as of December 31, 2005. Upon the adoption of SFAS 123R, we discontinued recognizing compensation expense under variable accounting.

In our adoption of SFAS No. 123R, we have applied the modified prospective transition method to all past awards outstanding and unvested as of January 1, 2006 and are recognizing the associated expense over the remaining vesting period of such awards based on the fair values previously determined and disclosed as part of our pro forma disclosures under SFAS No. 123. As such, we are not restating the results of prior periods.

For the three months ended March 31, 2006, the share-based payment expense recognized in the consolidated statement of operations in accordance with SFAS No. 123R was approximately $0.4 million. This expense was recognized in the same expense component in the consolidated statement of operations as the salary or other cash compensation paid to the employee receiving the award. Net of income tax effects, the adoption of SFAS No. 123R reduced our net income by approximately $0.2 million and its effect on both basic and diluted net income per common share was less than $0.01 per share. The adoption of SFAS No. 123R did not affect our cash flow from operating activities or cash flow from financing activities.

As there were no stock options granted during the three months ended March, 31, 2006, share-based payment expense recognized for options consisted only of the cost associated with the unvested awards made prior to January 1, 2006, which was calculated based on the fair values of the granted options on their respective grant dates in accordance with SFAS No. 123. In accordance with the recognition provisions of SFAS No. 123R, the amount of this expense has been adjusted to reflect an assumed forfeiture rate and is now determined based on estimated forfeitures, thereby discontinuing the previously allowable method of calculating expense based on the actual forfeitures.

As of January 1, 2006, the total unrecognized share-based payment expense related to unvested options was approximately $3.5 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

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

Long-Lived Assets and Goodwill:

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is assessed based on the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the undiscounted cash flows is less than the carrying value of the asset, an impairment loss is recognized. Any impairment loss, if indicated, is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. SFAS No. 142, “Goodwill and Other Intangible Assets,” requires that goodwill and certain intangible assets resulting from business combinations be reviewed for recoverability, and that annual tests for impairment of goodwill and intangible assets that have indefinite useful lives be performed. Any write-offs would result in a charge to earnings and a reduction in equity in the period taken. As of October 31, 2005, we completed our annual impairment review and determined that no impairment charge was required.

In the preparation of our recoverability assessments, our critical assumptions and estimates involve primarily our projections of future cash flows. Though we incorporate various assumptions and estimates regarding key performance measures in determining projections of future cash inflows and cash outflows, the uncertainty attached to any assumption or estimate or the aggregation thereof has not resulted in significant variations when comparing previously projected cash flows to the actual results. This is primarily due to predictable recurring revenue streams that occur in our industry and sufficient history to project the effects of customer turnover, or churn. Sensitivity analyses are also performed on the assumptions and estimates to determine the effect of unexpected changes on our projections of future cash flows and any significant effects are assessed in terms of their probability of occurrence and the financial impact on our projections.

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

Share-Based Payment Expense:

In the determination of share-based payment expense at an option’s grant date in accordance with SFAS No. 123R, various assumptions are made with respect to the inputs to the determination of fair value of stock options under the Black-Scholes model and expected rates of forfeiture. The process of determining expected volatility, expected option term, risk-free interest rate and expected forfeiture rate involves analyzing and employing historical data. We analyze each input’s sensitivity to change, considering various outcomes that are reasonably likely to occur. Events or circumstances requiring the change in the estimated forfeiture rate can result in an adjustment of this estimate, which would result in an adjustment of the grant-to-date share-based payment expense to be reflective of this new estimate in the period of the change. Similarly, in the period that the option grant’s requisite service (or vesting) period expires, the cumulative share-based payment expense is adjusted to recognize the effect of the actual forfeitures that had occurred.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for accounting for and reporting a change in accounting principle and a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 did not have a material impact on our financial position, results of operations or cash flows.

Results of Operations

We provide a financial measure that is calculated in accordance with accounting principles generally accepted in the United States (GAAP) and adjustments to GAAP (non-GAAP) to assess our financial performance. In addition, we use certain non-financial terms that are not measures of financial performance under GAAP. Terms such as customer net additions and churn are terms used in the wireless communications industry. The non-GAAP financial measure average revenue per user reflects a standard measure of liquidity, profitability and performance. The non-financial terms and the non-GAAP measure reflect wireless communications industry conventions and are commonly used by the investment community for comparability purposes. The non-GAAP measure included in this report is reconciled below in “—Liquidity and Capital Resources—Reconciliation of non-GAAP financial measure.”

Analysis of the three months ended March 31, 2006 compared to the three months ended March 31, 2005

Customer Net Additions

As of March 31, 2006, we provided personal communications services to approximately 451,700 customers compared to approximately 412,900 customers as of March 31, 2005. During the three months ended March 31, 2006, we added 3,800 net new subscribers compared to 14,400 net new subscribers for the three months ended March 31, 2005. The decrease was primarily attributable to lower gross customer additions of approximately 4,600 primarily resulting from the effects of aggressive handset promotions by certain competitors and customer confusion resulting from the Sprint-Nextel merger, and 6,000 more customer disconnects primarily due to a larger subscriber base and higher voluntary churn. We expect customer net additions in 2006 to continue to be less than 2005 levels.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period. Churn for the three months ended March 31, 2006 was approximately 2.8% compared to approximately 2.6% for the three months ended March 31, 2005. Voluntary churn increased 0.2% primarily due to the impact of aggressive handset promotions by certain competitors and lower service levels experienced at Sprint Nextel call centers. We expect churn in 2006 to continue at higher levels than in 2005.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly subscriber revenue per customer. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During each of the three months ended March 31, 2006 and 2005, our ARPU was approximately $55. Data ARPU increased $4 to $9 for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, offset by the decline in voice ARPU of $4 to $46 for the same periods. We expect this trend to continue throughout the remainder of 2006.

Revenues

•                  Subscriber Revenue. Subscriber revenue during the three months ended March 31, 2006 and 2005 was approximately $74.6 million and $66.9 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and data usage in excess of the pre-subscribed usage plan amount received from our subscribers, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers’ charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans. The increase in subscriber revenue was primarily attributable to the effect of the increase in our subscriber base. We expect subscriber revenue to continue to grow at a slightly slower rate than that experienced in 2005.

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

Roaming and wholesale revenue during the three months ended March 31, 2006 and 2005 was approximately $30.6 million and $29.6 million, respectively. The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $1.1 million and $2.6 million, respectively, partially offset by a decrease in non-Sprint PCS roaming revenue of approximately $2.8 million. The increase in Sprint PCS travel revenue was primarily due to increases in travel minutes of use and data usage of 8% and 103%, respectively. The decrease in non-Sprint PCS roaming revenue was primarily due to a reduction in roaming minutes of use with a significant roaming partner. Despite approximately 18% growth in reseller minutes, reseller revenues were comparable to the amount recorded in the prior year due to a reduction in the reseller rate with a significant reseller. We expect roaming and wholesale revenue in 2006 to continue to grow at a slower rate than that experienced in 2005.

•                  Equipment Revenue. Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue. Equipment revenue recorded during the three months ended March 31, 2006 and 2005 totaled approximately $4.2 million and $3.4 million, respectively. The increase in equipment revenue was primarily attributable to reductions in handset promotional discounts.

Cost of Service and Operations

•                  Network Operations Expenses. Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnection charges. Network operations expenses totaled approximately $16.3 million during the three months ended March 31, 2006 compared to approximately $16.5 million during the three months ended March 31, 2005.

•                  Travel and Roaming Expenses. We pay Sprint PCS travel fees on a per minute rate for voice services or on a per kilobit rate for data services when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating outside our markets. We also pay roaming fees to other wireless providers when our customers use their network. Travel and roaming expenses totaled approximately $15.5 million and $12.5 million for the three months ended March 31, 2006 and 2005, respectively. Voice travel expense increased approximately $1.1 million due to a larger subscriber base. Data travel expense increased approximately $1.4 million due primarily to an increase in travel data usage per subscriber. Roaming expense increased approximately $0.5 million due primarily to an increase in roaming usage per subscriber.

•                  Bad Debt Expense. Bad debt expense during the three months ended March 31, 2006 and 2005 was approximately $1.1 million and $1.0 million, respectively. We expect bad debt expense to continue to grow proportionately with the growth of subscriber revenue.

•                  Sprint Operating Expenses. Sprint operating expenses during the three months ended March 31, 2006 and 2005 were approximately $15.2 million and $14.0 million, respectively. Sprint operating expenses included Sprint management fee expense and other fees we paid to Sprint for the use of its support services, including billing and collections services and customer care. The increase in Sprint operating expenses was primarily attributable to the effect of the increase in our subscriber base.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $7.5 million and $10.4 million during the three months ended March 31, 2006 and 2005, respectively. The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. Handset subsidies on units sold by third parties totaled approximately $1.4 million and $2.9 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cost of products sold was primarily due to the effects of sales of less expensive handset models of approximately $1.3 million and the decrease in gross customer additions of approximately $0.7 million.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred selling and marketing expenses of approximately $14.5 million and $15.9 million during the three months ended March 31, 2006 and 2005, respectively. The decrease in selling and marketing expenses was primarily attributable to lower compensation and benefit expenses of approximately $1.0 million primarily from the restructuring of the sales and marketing functions that was completed in the third quarter of 2005.

General and Administrative

We incurred general and administrative expenses totaling approximately $7.5 million and $5.0 million during the three months ended March 31, 2006 and 2005, respectively. For the three months ended March 31, 2006, general and administrative expenses included expenses incurred in connection with our litigation against Sprint Nextel of approximately $2.8 million.

Non-Cash Compensation

Prior to our adoption of SFAS No. 123R on January 1, 2006, we applied the provisions of APB No. 25 and related interpretations in accounting for our equity incentive plan. A reduction in the exercise price of certain previously issued stock options resulted in variable accounting for these options during the years 2002 through 2005. During the three months ended March 31, 2005, the decrease in the fair market value of our common stock resulted in a credit to non-cash compensation expense of approximately $0.5 million. Upon the adoption of SFAS No. 123R, we discontinued recognizing non-cash compensation expense under variable accounting.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended March 31, 2006 and 2005 totaled approximately $11.8 million and $12.2 million, respectively. As we accelerated depreciation of certain minicell base stations during the years 2003 through the end of 2005, depreciation expense for the three months ended March 31, 2005 included depreciation expense of approximately $1.2 million related to these assets, all of which became fully depreciated as of December 31, 2005. The effect of this decrease in depreciation expense for the three months ended March 31, 2006 was partially offset by higher depreciation expense resulting from net additions to our network equipment during the previous twelve months.

Interest Income

For the three months ended March 31, 2006 and 2005, interest income was approximately $1.6 million and $0.5 million, respectively. Interest income increased as a result of maintaining higher average cash and cash equivalent balances and earning more interest due to higher interest rates as compared to the same period in 2005.

Interest Expense

Interest expense totaled approximately $10.8 million and $10.9 million during the three months ended March 31, 2006 and 2005, respectively. We expect interest expense for the remainder of 2006 to continue to be comparable to the amount recorded in 2005.

Income Taxes

For the three months ended March 31, 2006 and 2005, we recognized income tax expense of approximately $4.3 million and $0.1 million, respectively. During the fourth quarter of 2005, we released the valuation allowance on our deferred income tax assets, which primarily consisted of the tax benefit of our net operating loss carryforwards. As such, we are now recognizing income tax expense based on the estimated effective annual federal and state income tax rates applied to our pre-tax income, even though we do not expect to pay cash income taxes during 2006, other than the required alternative minimum tax and state income tax payments, as a result of the utilization of some portion of our net operating loss carryforwards. Our estimated effective annual federal and state income tax rate for 2006 is approximately 39%.

Cash Flows, Liquidity and Capital Resources

A significant portion of our revenues is generated from customers who subscribe to service from us, our resellers or Sprint Nextel on contracts that range from one to two years. Our cash flow from operating activities will fluctuate with the size of our subscriber base and indirectly from the size of Sprint Nextel’s PCS subscriber base and the recurring subscriber, reseller and roaming revenue streams generated from Sprint PCS customers. Net cash provided by operating activities was approximately $8.7 million and $2.2 million for the three months ended March 31, 2006 and 2005, respectively. We expect cash flows from operating activities will continue to grow during the remainder of 2006 and in future periods at a pace consistent with changes in our subscriber base and that of our resellers and roaming partners.

Since 2004, we have funded all of our capital expenditures through cash flows from operating activities and expect to continue to do so in 2006 and in future years. We expect annual capital expenditures for 2006 to be comparable to the amounts recorded in 2005.

In February 2005, we announced a network coverage expansion, expected to be completed in 2006. As part of this expansion, we entered into an agreement with an equipment vendor to acquire network equipment. The agreement provides for a minimum purchase commitment of $18 million in each of the years 2006 through 2008 for all network equipment and performance services that we purchase.

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

During 2004, Operating Company issued $420.0 million aggregate principal amount of 9.875% senior notes due March 1, 2011 (“9.875% Senior Notes”). Interest on the 9.875% Senior Notes is payable semiannually on March 1 and September 1, requiring annual payments of approximately $41.5 million. The 9.875% Senior Notes are redeemable in whole or in part on or after March 1, 2007. UbiquiTel has fully and unconditionally guaranteed Operating Company’s obligations under the 9.875% Senior Notes.

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

As of March 31, 2006, we had approximately $144.9 million of working capital, including $126.5 million in cash and cash equivalents. Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through March 31, 2007 and into the foreseeable future.

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

Reconciliation of non-GAAP financial measure

We utilize a financial measure that is not calculated in accordance with accounting principles generally accepted in the United States, or GAAP, to assess our financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (a) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of income or statement of cash flows; or (b) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable GAAP measure so calculated and presented. The non-GAAP financial measure discussed in “—Results of Operations” is average revenue per user (ARPU). A description of this non-GAAP financial measure is provided where the particular measure is discussed in “—Results of Operations—Analysis of the three months ended March 31, 2006 compared to the three months ended March 31, 2005,” and the following table reconciles the non-GAAP financial measure with our unaudited consolidated financial statements presented in accordance with GAAP (excluding subscriber data).

	Three Months Ended March 31,
Average revenue per user (ARPU)	2006	2005
Subscriber revenue	$74,647,000	$66,892,000

Average subscribers	449,400	404,300

ARPU	$55	$55

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer), conducted an evaluation of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of March 31, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is responsible for all of our disclosure controls and procedures and internal control over financial reporting including those relating to functions outsourced to a third party, Sprint Nextel Corporation, and including controls over the information flow to and from the third party service organization. We also are responsible for assessing the identified controls over financial reporting over the outsourced operations. We place reliance on Sprint Nextel to adequately design its internal controls with respect to the processes established to provide financial information and other information to us and the other PCS affiliates of Sprint Nextel. To address this issue, Sprint Nextel engages its independent auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”). This report is provided semi-annually to us and we have placed reliance on this SAS 70 report for assessing the identified controls over financial reporting over the outsourced operations.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 8 (Recent Developments) to the Notes to Consolidated Financial Statements in Part I, Item 1, of this report with respect to the agreement and plan of merger dated April 19, 2006 (“Merger Agreement”) we have entered into with Sprint Nextel Corporation in connection with Sprint Nextel’s proposed acquisition of the Company for cash in a merger transaction. A copy of the Merger Agreement was filed as Exhibit 2.1 to UbiquiTel’s Current Report on Form 8-K dated April 19, 2006 filed with the Securities and Exchange Commission (“SEC”) reporting that UbiquiTel and Sprint Nextel Corporation had entered into the Merger Agreement.

On July 12, 2005, UbiquiTel filed in the Delaware Court of Chancery an action against Sprint Corporation, Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. (collectively, “Sprint”), and Nextel Communications, Inc. (“Nextel”) alleging that, among other things, following the consummation of the Sprint-Nextel merger, which subsequently occurred on August 12, 2005, Sprint would breach its exclusivity and confidentiality obligations to us under our written agreements with Sprint and Sprint PCS, and that Nextel improperly interfered with our exclusivity rights under those agreements. The action further alleges that Sprint and Nextel conspired to deprive us of the exclusivity commitments in those agreements and to use our confidential business information available to Sprint under those agreements to advantage Nextel’s business, which is directly competitive with our wireless business in our markets. The complaint seeks, among other things, a court order requiring Sprint Nextel to comply with the exclusivity provisions of those agreements. A copy of the complaint was filed as Exhibit 99.1 to UbiquiTel’s Current Report on Form 8-K dated July 12, 2005 filed with the SEC. The court consolidated the trial of UbiquiTel’s action with a similar case brought by Horizon Personal Communications, Inc. and Bright Personal Communications Services, LLC, which are subsidiaries of iPCS, Inc., another PCS affiliate of Sprint Nextel. The consolidated nine-day trial occurred in January 2006. On April 4, 2006, the vice chancellor presiding over the actions heard oral arguments on the merits of the case, but did not issue a ruling. On April 19, 2006, simultaneously with Sprint Nextel Corporation and UbiquiTel executing the Merger Agreement, UbiquiTel, Sprint and Nextel entered into a settlement agreement and mutual release (“Settlement Agreement), pursuant to which UbiquiTel’s litigation against Sprint and Nextel will be dismissed if the merger closes. A copy of the Settlement Agreement was filed as Exhibit 10.1 to UbiquiTel’s Current Report on Form 8-K dated April 19, 2006 filed with the SEC. On April 20, 2006, the court entered an order jointly submitted by the parties staying the litigation until the earlier of (i) December 31, 2006, or (ii) the termination of the Merger Agreement.

Shortly after filing the complaint in July 2005, UbiquiTel entered into a forbearance agreement with Sprint imposing certain restrictions on, among other things, the operations of the legacy Nextel wireless business in our markets and the use and dissemination of our confidential business information. The forbearance agreement and the restrictions it imposes remain effective at this time and are anticipated to remain effective for the period that the merger is pending. If the merger is not consummated, then the forbearance agreement would expire when the vice chancellor issues a final ruling in the litigation, unless modified earlier by the court. Copies of the forbearance agreement and an amendment to the forbearance agreement were filed as Exhibit 99.1 to UbiquiTel’s Current Reports on Form 8-K dated July 29, 2005 and December 2, 2005, respectively, filed with the SEC.

See “Item 1A. Risk Factors,” in this Part II of this report for additional information and risks concerning recent developments between Sprint Nextel and us.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K/A for the year ended December 31, 2005 other than changes to the risk factors below entitled “The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us” and “Our stock price has been and may continue to be volatile and stockholders may not be able to sell their shares at or above the price they paid for them.” In addition, we also added two new risk factors as a result of the proposed merger with Sprint Nextel: “Failure to complete the merger could negatively impact the stock price and the future business and financial results of UbiquiTel because of, among other things, the market disruption that would occur as a result of uncertainties relating to a failure to complete the merger” and “The Merger Agreement limits our ability to pursue an alternative acquisition proposal to the merger and requires us to pay a termination fee of $35 million if we do.” The risk factors disclosed in our Annual Report on Form 10-K/A, as updated below, in addition to the other information set forth in this report, could materially affect our business, financial condition or results. Additional risks and uncertainties not currently known to us or that we deem to be immaterial also may adversely affect our business, financial condition or results.

Risks Related to Our Business, Strategy and Operations

The merger between Sprint and Nextel, the outcome of our litigation relating thereto and other developments between Sprint Nextel and us and other PCS affiliates may have an adverse effect on us

Although we have entered into the Settlement Agreement with Sprint Nextel in connection with our proposed merger with Sprint Nextel (see Note 8 (Recent Developments) to the Notes to Consolidated Financial Statements in Part I, Item 1, of this report), the Settlement Agreement will terminate if the merger is not completed by December 31, 2006 or the Merger Agreement is terminated in accordance with its terms. If the Settlement Agreement is terminated and the stay of the litigation is lifted, we cannot predict the outcome of our litigation against Sprint Nextel. We do not know how Sprint Nextel will operate the legacy Nextel business, which is a wireless business that is competitive with ours in our markets, after expiration of the forbearance agreement or if the court issues a ruling in the litigation favoring Sprint.

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

Notwithstanding the limitations the forbearance agreement imposes on Sprint Nextel, Sprint Nextel’s ownership and operation of the legacy Nextel business in our markets has, among other things, caused customer confusion in our markets and has had a negative impact on our subscriber growth and subscriber revenues. If, following the expiration of the forbearance agreement or a ruling in the litigation favoring Sprint, Sprint Nextel engages in additional detrimental conduct, some examples of which include the following, subscriber growth and revenues could be further adversely affected:

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

•                  withholding information from us regarding its future technology, product or pricing planning; and

•                  devoting less personnel and resources to the remaining PCS affiliates, including us, as a result of Sprint Nextel’s acquisition of more than fifty percent of the subscriber base managed by PCS affiliates prior to the Sprint-Nextel merger.

If we do not prevail in our litigation with Sprint Nextel, upon the expiration of the forbearance agreement Sprint Nextel may operate the legacy Nextel business in our markets in a manner that would have an adverse effect on our business and operations, and our stock price may be adversely affected.

Our stock price has been and may continue to be volatile and stockholders may not be able to sell their shares at or above the prices they paid for them

The market price of our common stock is subject to wide fluctuations in response to factors such as the following, some of which are beyond our control:

•                  changes in our relationship with Sprint Nextel, including our proposed merger with Sprint Nextel and the outcome of our litigation against Sprint Nextel if the merger is not completed;

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

Risks Related to the Merger with Sprint Nextel Corporation

Failure to complete the merger could negatively impact the stock price and the future business and financial results of UbiquiTel because of, among other things, the market disruption that would occur as a result of uncertainties relating to a failure to complete the merger

Although we have agreed to use our commercially reasonable efforts to obtain stockholder approval of the proposal relating to the merger, there is no assurance that this proposal will be approved, and there is no assurance that we will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, we will be subject to several risks, including having had the focus of management directed toward the merger and integration planning instead of on our core business and other opportunities that could have been beneficial to UbiquiTel. In addition, we would not realize any of the expected benefits of having completed the merger.

To the extent that the current market price of our common stock reflects a market assumption that the merger will be completed, the price of our common stock may decline if the merger is not completed. In addition, our business may be harmed, and the price of our stock may decline as a result, to the extent that subscribers, suppliers and others believe that we cannot compete in the marketplace as effectively without the merger or otherwise remain uncertain about our future prospects in the absence of the merger. For example, current and prospective employees of UbiquiTel may experience uncertainty about their future roles with Sprint Nextel and choose to pursue other opportunities that could adversely affect UbiquiTel if the merger is not completed. This may adversely affect the ability of us to attract and retain key management, marketing and technical personnel, which could harm our business and results.

In addition, if the merger is not completed and our board of directors determines to seek another merger or business combination, there can be no assurance that a transaction creating stockholder value comparable to the value perceived to be created by the merger will be available to us.

If the merger is not completed, we cannot assure our stockholders that these risks will not materialize or materially adversely affect our business, financial results, financial condition and stock price.

The Merger Agreement limits our ability to pursue an alternative acquisition proposal to the merger and requires the payment of a termination fee of $35 million if we do

The Merger Agreement prohibits us from soliciting, initiating, encouraging or facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment of a termination fee of $35 million if the Merger Agreement is terminated in certain circumstances in connection with a third party initiating a competing acquisition proposal for us. These provisions limit our ability to pursue offers from third parties that could result in greater value to our stockholders. The obligation to make the termination fee payment also may discourage a third party from pursuing an alternative acquisition proposal.

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

May 10, 2006