Form 10-Q
period 2006-06-30
UBIQUITEL INC; UBIQUITEL OPERATING CO
filed 2006-09-08
CIK 1108487, 1116907

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

Commission File Number

000-30761

UbiquiTel Inc.

(Exact name of Co-Registrant as specified in its charter)

Delaware	23-3017909
(State of incorporation)	(I.R.S. Employer Identification No.)

6200 Sprint Parkway, Overland Park, Kansas	66251
(Address of principal executive office)	(Zip code)

Co-Registrant’s telephone number: (610) 832-3300

Commission File Number

333-39950

UbiquiTel Operating Company

(Exact name of Co-Registrant as specified in its charter)

Delaware	23-3024747
(State of incorporation)	(I.R.S. Employer Identification No.)

6200 Sprint Parkway, Overland Park, Kansas	66251
(Address of principal executive office)	(Zip code)

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

There is currently no public market for the Co-Registrants’ common stock.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Inc. outstanding at August 1, 2006, all of which were owned by Sprint Nextel Corporation.

There were 1,000 shares of common stock, $0.01 par value, of UbiquiTel Operating Company outstanding at August 1, 2006, all of which were owned by UbiquiTel Inc.

UbiquiTel Inc. and Subsidiaries

Form 10-Q for the Quarter Ended June 30, 2006

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

UbiquiTel Inc. and Subsidiaries

Consolidated Balance Sheets

(In Thousands, Except Per Share Data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$133,813	$121,127
Restricted cash	5,140	—
Accounts receivable, net of allowance for doubtful accounts of $3,629 at June 30, 2006 and $3,435 at December 31, 2005	24,831	30,082
Inventory	3,155	4,777
Prepaid expenses and other assets	20,521	17,411
Deferred income taxes	18,289	20,290

Total current assets	205,749	193,687
PROPERTY AND EQUIPMENT, NET	237,213	244,163
CONSTRUCTION IN PROGRESS	5,128	2,169
DEFERRED FINANCING COSTS, NET	8,297	9,184
GOODWILL	38,138	38,138
INTANGIBLES, NET	58,109	60,261
DEFERRED INCOME TAXES	7,629	13,038
OTHER LONG-TERM ASSETS	2,103	2,223

Total assets	$562,366	$562,863

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$248	$240
Accounts payable	7,554	11,062
Accrued expenses	14,030	18,230
Accrued compensation and benefits	3,414	4,770
Interest payable	13,825	13,825
Taxes payable	2,634	2,677
Deferred revenue	12,331	12,455
Other	3,276	3,165

Total current liabilities	57,312	66,424

LONG-TERM DEBT, EXCLUDING CURRENT MATURITIES	423,286	423,475
OTHER LONG-TERM LIABILITIES	11,074	11,357

Total long-term liabilities	434,360	434,832

Total liabilities	491,672	501,256

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0005 per share; 240,000 shares authorized; 95,123 and 94,209 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	48	47
Additional paid-in capital	316,521	312,305
Accumulated deficit	(245,875)	(250,745)

Total stockholders’ equity	70,694	61,607

Total liabilities and stockholders’ equity	$562,366	$562,863

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In Thousands, Except Per Share Data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Subscriber revenue	$76,296	$69,895	$150,943	$136,787
Roaming and wholesale revenue	34,614	31,613	65,167	61,219

Service revenue	110,910	101,508	216,110	198,006
Equipment revenue	3,632	4,685	7,858	8,118

Total revenues	114,542	106,193	223,968	206,124
COSTS AND EXPENSES:
Cost of service and operations (exclusive of depreciation, amortization and accretion as shown separately below)	53,076	45,239	101,210	89,245
Cost of products sold	7,679	9,922	15,180	20,307
Selling and marketing	14,730	16,885	29,257	32,811
General and administrative expenses	4,280	4,953	11,781	9,941
Merger related transaction expenses	12,113	—	12,113	—
Non-cash compensation	—	1,603	—	1,082
Depreciation, amortization and accretion	12,177	12,878	23,954	25,035

Total costs and expenses	104,055	91,480	193,495	178,421

OPERATING INCOME	10,487	14,713	30,473	27,703
INTEREST INCOME	1,684	619	3,236	1,145
INTEREST EXPENSE	(10,832)	(10,864)	(21,666)	(21,799)
GAIN ON DEBT RETIREMENT	—	40	—	40

INCOME BEFORE INCOME TAXES	1,339	4,508	12,043	7,089
INCOME TAX EXPENSE	(2,837)	(124)	(7,173)	(253)

NET INCOME (LOSS)	$(1,498)	$4,384	$4,870	$6,836

NET INCOME (LOSS) PER COMMON SHARE:
BASIC	$(0.02)	$0.05	$0.05	$0.07
DILUTED	$(0.02)	$0.04	$0.05	$0.07

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	94,742	93,319	94,512	93,212
DILUTED	94,742	98,820	99,395	98,680

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,870	$6,836
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	2,668	1,651
Amortization of deferred financing costs	887	890
Amortization of debt premium	(63)	(62)
Amortization of intangible assets	2,152	2,152
Depreciation and accretion	21,802	22,883
Share-based payment expense	931	1,082
Deferred income taxes	7,410	133
Gain on disposal of equipment	(277)	(207)
Gain on debt retirement	—	(40)
Changes in operating assets and liabilities exclusive of capital expenditures:
Accounts receivable	2,583	(7,730)
Inventory	1,622	396
Prepaid expenses and other assets	(2,990)	(356)
Accounts payable and accrued expenses	(9,898)	(1,021)

Net cash provided by operating activities	31,697	26,607

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(17,041)	(30,118)
Proceeds from disposal of equipment	2	—
Increase in restricted cash	(5,140)	—

Net cash used in investing activities	(22,179)	(30,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	181	202
Proceeds from exercise of stock options	3,105	927
Repayments of long-term debt	(118)	(125)
Financing costs	—	(92)
Repurchase of common stock	—	(49)

Net cash provided by financing activities	3,168	863

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,686	(2,648)
CASH AND CASH EQUIVALENTS, beginning of period	121,127	91,781

CASH AND CASH EQUIVALENTS, end of period	$133,813	$89,133

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,842	$20,901
Cash paid for income taxes	219	142
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
Network equipment acquired but not yet paid	$697	$3,180

The accompanying notes are an integral part of these consolidated financial statements.

UbiquiTel Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation of Unaudited Interim Financial Information

The consolidated financial information as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 is unaudited, but has been prepared in accordance with generally accepted accounting principles for interim financial information and Article 10 of Regulation S-X. Accordingly, it does not include all the information and footnotes required annually by generally accepted accounting principles. In the opinion of management, the interim data reflects all adjustments necessary for a fair statement of the Company’s results for the periods presented. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of results that may be expected for the entire year. This financial information should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2005 of UbiquiTel which are included in its and Operating Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Certain prior year amounts presented in the consolidated statements of cash flows have been reclassified to conform with current year presentation.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently assessing the impact and timing of adopting FIN 48.

2. ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business

UbiquiTel Inc. and its subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the provider of Sprint-branded personal communications services in certain defined midsize markets in the western and midwestern United States.

The Company has the right under its management agreement to provide digital wireless personal communications services, or PCS, under the Sprint brand name in certain markets in the western and midwestern United States which include a total population of approximately 10.8 million residents covering portions of California, Nevada, Washington, Idaho, Utah, Wyoming, Indiana, Kentucky and Tennessee. On July 1, 2006, Sprint Nextel Corporation (“Sprint Nextel”) acquired the Company in a merger transaction (the “Merger”), and the Company became a wholly-owned subsidiary of Sprint Nextel. See Note 8 (Recent Developments) for a discussion of Sprint Nextel’s acquisition of the Company.

The consolidated financial statements contain the financial information of UbiquiTel Inc. and its subsidiaries, UbiquiTel Operating Company and UbiquiTel Leasing Company. The Company operates under one segment.

3. SHARE-BASED PAYMENT EXPENSE

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and related interpretative guidance issued by the FASB and the Securities and Exchange Commission. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. The Company previously recognized expense in accordance with the provisions requiring variable accounting under APB No. 25 and its related interpretations for previously modified stock options, all of which were fully vested as of December 31, 2005. Upon the adoption of SFAS 123R, the Company discontinued recognizing compensation expense under variable accounting.

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

Through June 30, 2006, the Company had two share-based payment plans, which provided for equity awards and are described below. For the three and six months ended June 30, 2006, the share-based payment expense recognized in the consolidated statement of operations in accordance with SFAS No. 123R was approximately $0.5 million and $0.9 million, respectively. This expense was recognized in the same expense component in the consolidated statement of operations as the salary or other cash compensation paid to the employee receiving the award. Net of income tax effects, the adoption of SFAS No. 123R reduced the Company’s net income for the six months ended June 30, 2006 by approximately $0.6 million and its effect on both basic and diluted net income per common share was less than $0.01 per share. The adoption of SFAS No. 123R did not affect the Company’s cash flow from operating activities or cash flow from financing activities.

At the time of the Merger with Sprint Nextel, the Company’s Equity Incentive Plan and Employee Stock Purchase Plan were terminated, and options to acquire UbiquiTel common shares, whether vested or unvested, were cancelled and option holders received the excess, if any, of $10.35 per share over the option exercise price for each share subject to the option, less any applicable withholding taxes.

Equity Incentive Plan

Prior to the closing of the Merger, the Company had an equity incentive plan (“Equity Incentive Plan”) for the purpose of attracting, retaining and rewarding key employees, consultants and non-employee directors. A committee consisting of independent members of the Company’s board of directors administered the Equity Incentive Plan. The Equity Incentive Plan authorized up to 7,500,000 shares of common stock for issuance. Stock options were normally granted with an exercise price equal to the fair value of the common stock on the date of grant. Stock options granted to employees generally vested in four equal annual amounts beginning on the anniversary date of each grant. Stock options granted to non-employee directors generally vested immediately, except for initial grants, which vested over three years. All options granted under the Equity Incentive Plan had a maximum term of ten years.

Prior to establishment of the Equity Incentive Plan, the Company had also granted non-qualified stock options to its chief executive officer pursuant to an employment agreement. These stock options were fully vested as of December 31, 2005. As such, no share-based payment expense is recognized for these options.

As there were no options granted during the six months ended June 30, 2006, the typical disclosures required by SFAS No. 123R regarding assumptions used in determining the fair value of options granted during the reporting period are excluded. For the three and six months ended June 30, 2006, the share-based payment expense recognized for options awarded under the Equity Incentive Plan was approximately $0.5 million and $0.9 million, respectively, and consisted only of the cost associated with the unvested awards made prior to January 1, 2006, which was calculated based on the fair values of the granted options on their respective grant dates in accordance with SFAS No. 123. In accordance with the recognition provisions of SFAS No. 123R, the amount of this expense has been adjusted to reflect an assumed forfeiture rate and is now determined based on estimated forfeitures, thereby discontinuing the previously allowable method of calculating expense based on the actual forfeitures.

As of June 30, 2006, the total unrecognized share-based payment expense related to unvested options was approximately $2.9 million, which is expected to be recognized over a weighted-average period of approximately 1.9 years. The Company’s policy is to recognize share-based payment expense on a straight-line basis over the option award’s requisite service period, which is generally the vesting period, provided that this expense is at least equal to the portion of the grant-date value of the award that is vested as of the date of the Company’s consolidated balance sheet.

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

The following table presents a summary of the option activity under the Equity Incentive Plan and any other share-based payment arrangements involving Company stock options for the six months ended June 30, 2006:

	Number of Options	Weighted Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	7,356,375	$2.55
Granted	—	—
Exercised	(891,171)	3.48
Forfeited	(176,200)	4.34
Expired	(200)	3.52

Outstanding at June 30, 2006	6,288,804	$2.37	5.5 years	$50,181

Options exercisable at June 30, 2006	4,554,821	$1.79	4.6 years	$38,975

The intrinsic value for stock options outstanding and exercisable is defined as the difference between the market value of the Company’s common stock as of the end of the period and the option’s exercise price. The aggregate intrinsic value of and cash received from options exercised during the six months ended June 30, 2006 was approximately $6.0 million and $3.1 million, respectively. As the Company has a net operating loss carryforward for income tax purposes, there were no benefits realized from income tax deductions for stock options exercised.

Employee Stock Purchase Plan

Through June 30, 2006, under the terms of the Company’s employee stock purchase plan (the “ESP Plan”), during any calendar year there were four quarterly offering periods beginning January 1st, April 1st, July 1st and October 1st, during which eligible employees could participate and purchase shares of the Company’s common stock. The ESP Plan was terminated June 30, 2006 pursuant to the Merger. The purchase price was the lower of 85% of the fair market value of the common stock on the first trading day of the offering period or 85% of the fair market value of the common stock on the last trading day of the offering period. For the six months ended June 30, 2006, the numbers of shares purchased under the ESP Plan was 22,856, and the cash received from employee purchases of common stock was approximately $0.2 million. The Company recognized share-based payment expense for awards under the ESP Plan using the same methodology as it employs for options awarded under the Equity Incentive Plan. Share-based payment expense for awards under the ESP Plan for the three and six months ended June 30, 2006 was approximately $20,000 and $40,000, respectively.

Stock-Based Compensation Expense Prior to January 1, 2006

Prior to January 1, 2006, the Company recognized stock-based compensation expense in accordance with the appropriate provisions of APB No. 25 and related interpretations requiring variable accounting for the Company’s previously modified stock options, all of which were fully vested as of December 31, 2005. Under variable accounting, quarterly increases or decreases in the share price of the Company’s common stock resulted in expense or reduction in expense, as reflected in non-cash compensation in the Company’s consolidated statements of operations. The Company provided pro forma disclosure of stock-based compensation expense in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” as if the fair value method of SFAS No. 123 had been applied to stock-based compensation. Pro forma compensation expense determined in accordance with SFAS No. 123 did not consider potential forfeitures, but was based on actual forfeitures as they occurred. The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS No. 123 for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(In Thousands, Except Per Share Amount)
Net income, as reported	$4,384	$6,836
Add: stock-based employee compensation included in reported net income, net of related income tax	1,603	1,082
Deduct: total stock-based employee compensation expense determined under fair value-based method, net of related income tax	(447)	(897)

Pro forma net income	$5,540	$7,021

Basic net income per common share:
As reported	$0.05	$0.07
Pro forma	$0.06	$0.08

Diluted net income per common share:
As reported	$0.04	$0.07
Pro forma	$0.06	$0.07

For the three and six months ended June 30, 2005, the fair value of all options granted during such periods was estimated on the date of grant using the Black-Scholes model based on the following weighted-average assumptions:

2005
Weighted-average risk-free interest rate	3.83%
Expected term (in years)	4.2
Expected volatility	46%
Expected dividend yield	0%

4. BASIC AND DILUTED NET INCOME (LOSS) PER SHARE

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). In accordance with SFAS No. 128, incremental potential common shares from stock options and warrants are included in the calculation of diluted net income per common share except when the effect would be antidilutive. During any period in which the Company has a net loss, incremental potential common shares are excluded from the calculation of diluted net loss per common share, as an inclusion of such securities would be antidilutive.

The calculations for basic and diluted net income (loss) per common share were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In Thousands, Except Per Share Amounts)
Basic
Net income (loss)	$(1,498)	$4,384	$4,870	$6,836
Weighted average common shares outstanding	94,742	93,319	94,512	93,212
Net income (loss) per common share	$(0.02)	$0.05	$0.05	$0.07

Diluted
Net income (loss)	$(1,498)	$4,384	$4,870	$6,836

Weighted average common shares outstanding	94,742	93,319	94,512	93,212
Effect of dilutive options	—	5,501	4,883	5,468

Weighted average common shares outstanding assuming dilution	94,742	98,820	99,395	98,680

Net income (loss) per common share	$(0.02)	$0.04	$0.05	$0.07

The following table summarizes the securities that are excluded from the diluted net income (loss) per share calculation, as amounts would have an antidilutive effect.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Stock options	6,288,804	774,600	—	774,600
Warrants	3,579,000	3,665,183	3,579,000	3,665,183

Total	9,867,804	4,439,783	3,579,000	4,439,783

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2006	December 31, 2005
	(In Thousands)
Network equipment	$393,430	$383,371
Vehicles	1,628	1,594
Furniture and office equipment	5,791	5,551
Computer equipment and software	10,850	10,647
Leasehold improvements	5,816	5,284
Land	130	130
Buildings	4,670	4,670

	422,315	411,247
Accumulated depreciation	(185,102)	(167,084)

Property and equipment, net	$237,213	$244,163

Depreciation expense was approximately $11.1 million and $11.7 million for the three months ended June 30, 2006 and 2005, respectively, and approximately $21.8 million and $22.8 million for the six months ended June 30, 2006 and 2005, respectively.

6. LONG-TERM DEBT

Long-term debt outstanding was as follows:

	June 30, 2006	December 31, 2005
	(In Thousands)
9.875% senior notes	$420,000	$420,000
Plus: premium	647	710
Building mortgage	2,887	3,005

Total long-term debt	423,534	423,715
Less: current maturities	248	240

Total long-term debt, excluding current maturities	$423,286	$423,475

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

8. RECENT DEVELOPMENTS

On April 19, 2006, UbiquiTel entered into an agreement and plan of merger (“Merger Agreement”) with Sprint Nextel and Eagle Merger Sub Inc., a wholly owned subsidiary of Sprint Nextel (“Merger Sub”). The Merger, pursuant to which Merger Sub merged with and into UbiquiTel with UbiquiTel surviving the Merger, closed on July 1, 2006. Upon completion of the Merger, UbiquiTel became a wholly owned subsidiary of Sprint Nextel. Immediately subsequent to the Merger, there were 1,000 shares of common stock at $0.01 par value of UbiquiTel. In the Merger, each issued and outstanding share of UbiquiTel’s common stock was converted into the right to receive $10.35 per share in cash. In addition, options to acquire UbiquiTel common shares, whether vested or unvested, were cancelled and option holders received the excess, if any, of $10.35 per share over the option exercise price for each share subject to the option, less any applicable withholding taxes. The total consideration for the acquisition of UbiquiTel was approximately $1.3 billion, which included the assumption of approximately $300 million in net debt.

In connection with the Merger, the Company recorded restricted cash of approximately $5.1 million in the three months ended June 30, 2006 for the establishment of a trust account for severance to be paid in future periods for ten officers of the Company pursuant to severance arrangements entered into with the officers. The severance payments are expected to be funded from the trust account promptly after the six-month anniversary of the officers’ termination of employment by the Company subsequent to the Merger.

The Company incurred transaction costs of approximately $12.1 million in the three months ended June 30, 2006, which included investment banking fees, legal fees and other fees and expenses to consummate the Merger.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report includes forward-looking statements that involve known and unknown risks, uncertainties and other factors. Our actual results could differ materially from the results anticipated in these forward-looking statements. Risk factors that could cause actual results to differ from those contained in the forward-looking statements include, but are not limited to:

•	our dependence on Sprint Nextel;

•	modifications or amendments to the terms of our agreements with Sprint PCS, including fees paid or charged to us and other program requirements;

•	the competitiveness of Sprint Nextel’s pricing plans, products and services;

•	the effects of vigorous competition and the overall demand for our service offerings in the markets in which we operate and the impact of new, emerging and competing technologies on our business;

•	rates of penetration in the wireless communications industry;

•	the potential to experience a high rate of customer turnover;

•	customer credit quality;

•	potential declines in roaming and wholesale revenue;

•	one or more markets in which we compete being impacted by changes in political or other factors, such as monetary policy, legal and regulatory changes or other external factors over which we have no control;

•	effects of mergers and consolidations within the wireless communications industry and unexpected announcements or developments from others in the wireless communications industry; and

•	general economic and business conditions, like equipment failure, natural disasters, terrorist acts, or other breaches of network or information technology security.

These and other applicable risks are described under “Part I, Item 1A. Risk Factors” and elsewhere in UbiquiTel’s and Operating Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the Securities and Exchange Commission, and under the caption “Cash Flows, Liquidity and Capital Resources” in this Item 2 and elsewhere in this Quarterly Report. We assume no obligation to publicly update or revise any forward-looking statement made in this report, whether as a result of new information, future events, changes in assumptions or otherwise, after the date of this report. All written or oral forward-looking statements attributable to us are expressly qualified in their entirety by these cautionary statements.

Use of Certain Terms

In 2003, we initiated a reseller program under which mobile virtual network operators (MVNOs) use our network and resell wireless service under a private label. In this report, unless the context indicates otherwise, all references to “subscribers” or “customers” and other operating metrics mean subscribers or customers excluding reseller subscribers.

Recent Developments and Overview

UbiquiTel Inc. and its subsidiaries (“UbiquiTel” or the “Company”) was formed for the purpose of becoming the exclusive provider of Sprint personal communications services (“PCS”) in certain defined midsize markets in the western and midwestern United States.

On April 19, 2006, UbiquiTel entered into an agreement and plan of merger (“Merger Agreement”) with Sprint Nextel Corporation (“Sprint Nextel”) and Eagle Merger Sub Inc., a wholly owned subsidiary of Sprint Nextel (“Merger Sub”), for the proposed acquisition of UbiquiTel by Sprint Nextel for cash in a merger transaction (the “Merger”). The Merger, pursuant to which Merger Sub merged with and into UbiquiTel with UbiquiTel surviving the Merger, closed on July 1, 2006. Upon completion of the Merger, UbiquiTel became a wholly owned subsidiary of Sprint Nextel. In the Merger, each issued and outstanding share of UbiquiTel’s common stock was converted into the right to receive $10.35 per share in cash. In addition, options to acquire UbiquiTel common shares, whether vested or unvested, were cancelled and option holders received the excess, if any, of $10.35 per share over the option exercise price for each share subject to the option, less any applicable withholding taxes. The total consideration for the acquisition of UbiquiTel was approximately $1.3 billion, which included the assumption of approximately $300 million in net debt.

We have the right under our management agreement to provide digital wireless personal communications services, or PCS, under the Sprint brand name to certain markets in the western and midwestern United States which include a total population of approximately 10.8 million residents covering portions of California, Nevada, Washington, Idaho, Utah, Wyoming, Indiana, Kentucky and Tennessee. We do not own any PCS licenses. Sprint Nextel has PCS licenses to cover more than 280 million people across all 50 states, Puerto Rico and the U.S. Virgin Islands.

As of June 30, 2006, we had approximately 458,500 subscribers excluding reseller subscribers and approximately 149,900 reseller subscribers, for a total subscriber base of approximately 608,400. As of June 30, 2006, our network covered approximately 8.3 million residents which represented approximately 77% of the licensed population in our markets.

The following discussion is applicable to the period prior to the closing of the Merger. As a PCS affiliate of Sprint Nextel, we do not own the licenses to operate our network and instead paid Sprint Nextel for, among other things, the use of its licenses. Under our management agreement, Sprint Nextel was entitled to receive 8.0% of billed revenue from subscribers based in our markets less current period bad debts, net of bad debt recoveries, from subscribers based in our markets and fees from wireless service providers other than Sprint Nextel when their subscribers roamed into our network. We were entitled to 100% of revenues collected from the sale of handsets and accessories from our stores, roaming revenues received when Sprint Nextel customers from a different territory made a wireless call on our PCS network, and outbound non-Sprint Nextel roaming billed to subscribers based in our markets. We were responsible for building, owning and managing the PCS network located in our markets under the Sprint brand name. Our results of operations were dependent on the Sprint Nextel network and, to a lesser extent, on the networks of other PCS affiliates of Sprint Nextel. As a PCS affiliate of Sprint Nextel, we purchased a full suite of support services from Sprint Nextel including billing, customer care, collections and national platform services and paid a monthly per subscriber rate for these services.

Adoption of New Accounting Standard for Share-Based Payment Expense

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), and related interpretative guidance issued by the

Financial Accounting Standards Board (“FASB”) and the Securities and Exchange Commission. SFAS No. 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and measurement based on the grant-date fair value of the award. It requires the cost to be recognized over the period during which an employee is required to provide service in exchange for the award. Additionally, compensation expense will be recognized over the remaining employee service period for the outstanding portion of any awards for which compensation expense had not been previously recognized or disclosed under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R replaces SFAS No. 123 and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and its related interpretations. We previously recognized expense in accordance with the provisions requiring variable accounting under APB No. 25 and its related interpretations for previously modified stock options, all of which were fully vested as of December 31, 2005. Upon the adoption of SFAS 123R, we discontinued recognizing compensation expense under variable accounting.

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

For the six months ended June 30, 2006, the share-based payment expense recognized in the consolidated statement of operations in accordance with SFAS No. 123R was approximately $0.9 million. This expense was recognized in the same expense component in the consolidated statement of operations as the salary or other cash compensation paid to the employee receiving the award. Net of income tax effects, the adoption of SFAS No. 123R reduced our net income by approximately $0.6 million and its effect on both basic and diluted net income per common share was less than $0.01 per share. The adoption of SFAS No. 123R did not affect our cash flow from operating activities or cash flow from financing activities.

As there were no stock options granted during the six months ended June 30, 2006, share-based payment expense recognized for options consisted only of the cost associated with the unvested awards made prior to January 1, 2006, which was calculated based on the fair values of the granted options on their respective grant dates in accordance with SFAS No. 123. In accordance with the recognition provisions of SFAS No. 123R, the amount of this expense has been adjusted to reflect an assumed forfeiture rate and is now determined based on estimated forfeitures, thereby discontinuing the previously allowable method of calculating expense based on the actual forfeitures.

As of January 1, 2006, the total unrecognized share-based payment expense related to unvested options was approximately $3.5 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

At the time of the Merger with Sprint Nextel, options to acquire UbiquiTel common shares, whether vested or unvested, were cancelled and option holders received the excess, if any, of $10.35 per share over the option exercise price for each share subject to the option, less any applicable withholding taxes.

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact and timing of adopting FIN 48.

Results of Operations

Analysis of the three months ended June 30, 2006 compared to the three months ended June 30, 2005

Customer Net Additions

As of June 30, 2006, we provided personal communications services to approximately 458,500 customers compared to approximately 423,600 customers as of June 30, 2005. During the three months ended June 30, 2006, we added 6,800 net new subscribers compared to 14,600 net new subscribers for the three months ended June 30, 2005. The decrease was primarily attributable to more customer disconnects primarily due to a larger subscriber base and higher churn.

Churn

Churn is the monthly rate of customer turnover expressed as the percentage of customers of the beginning customer base that both voluntarily and involuntarily discontinued service during the period. Churn is computed by dividing the number of customers that discontinued service during the month, net of 30 day returns, by the beginning customer base for the period. Churn for the three months ended June 30, 2006 was approximately 2.6% compared to approximately 2.3% for the three months ended June 30, 2005. Voluntary churn increased 0.2% primarily due to the impact of aggressive handset promotions by certain competitors.

Average Revenue Per User (ARPU)

Average revenue per user (ARPU) summarizes the average monthly subscriber revenue per customer. ARPU is computed by dividing subscriber revenue by the average subscribers for the period. During each of the three months ended June 30, 2006 and 2005, our ARPU was approximately $56. Data ARPU increased $4 to $10 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, offset by a decline in voice ARPU of $4 to $46 for the same periods.

Revenues

•	Subscriber Revenue. Subscriber revenue during the three months ended June 30, 2006 and 2005 was approximately $76.3 million and $69.9 million, respectively. Subscriber revenue consists of monthly recurring service charges for voice and data usage and monthly non-recurring charges for local, long distance, travel and roaming airtime usage and data usage in excess of the pre-subscribed usage plan amount, cancellation and late fee revenues and surcharges, less reductions for billing adjustments and billing corrections. Our customers’ charges are dependent on their rate plans, based on the number of minutes and data usage included in their plans. The increase in subscriber revenue was primarily attributable to the effect of the increase in our subscriber base.

•	Roaming and Wholesale Revenue. Roaming and wholesale revenue consists of Sprint PCS travel revenue, non-Sprint PCS roaming revenue and reseller revenue. Travel revenue is generated on a per minute rate for voice services and on a per kilobit rate for data services when a Sprint PCS subscriber based outside our markets uses our network. An additional long distance rate per minute is generated when that customer initiates a call from our network to call outside the local calling area. Non-Sprint PCS roaming revenue is generated when a non-Sprint PCS subscriber uses our network. Reseller revenue is generated when a reseller subscriber uses our PCS network. We have reseller programs with several companies, including Virgin Mobile USA and Qwest Communications.

Roaming and wholesale revenue during the three months ended June 30, 2006 and 2005 was approximately $34.6 million and $31.6 million, respectively. The increase in roaming and wholesale revenue was due to an increase in Sprint PCS travel revenue for data services of approximately $4.8 million, partially offset by a decrease in non-Sprint PCS roaming revenue of approximately $1.8 million. The increase in Sprint PCS travel revenue for data services was primarily due to an increase in travel data usage of 156%. The decrease in non-Sprint PCS roaming revenue was primarily due to a reduction in roaming minutes of use with a significant roaming partner. Despite approximately 23% growth in reseller minutes, reseller revenues were comparable to the amount recorded in the prior year due to a reduction in the reseller rate with a significant reseller.

•	Equipment Revenue. Equipment revenue is generated from the sale of handsets and accessories and is recorded at the time of sale. We record and retain 100% of the revenue from the sale of handsets and accessories, net of rebates, discounts and other sales incentives, as equipment revenue. Equipment revenue recorded during the three months ended June 30, 2006 and 2005 totaled approximately $3.6 million and $4.7 million, respectively. Equipment revenue for the three months ended June 30, 2005 included sales of certain promotional products to a third party vendor totaling approximately $1.5 million.

Cost of Service and Operations

•	Network Operations Expenses. Network operations expenses include radio communications site lease costs, utilities, network control maintenance, network control site leases, engineering personnel, transport facilities and interconnection charges. Network operations expenses totaled approximately $17.0 million during the three months ended June 30, 2006 compared to approximately $16.0 million during the three months ended June 30, 2005. The increase was primarily attributable to increases in backhaul expense, radio communications site lease expense and property taxes.

•	Travel and Roaming Expenses. We pay Sprint PCS travel fees on a per minute rate for voice services and on a per kilobit rate for data services when our customers use the Sprint PCS network outside our markets and we incur additional long distance fees when our customers call long distance originating outside our markets. We also pay roaming fees to other wireless providers when our customers use their network. Travel and roaming expenses totaled approximately $19.1 million and $14.0 million for the three months ended June 30, 2006 and 2005, respectively. Voice travel expense increased approximately $1.0 million due to a larger subscriber base. Data travel expense increased approximately $3.6 million due primarily to an increase in travel data usage per subscriber.

•	Bad Debt Expense. Bad debt expense during the three months ended June 30, 2006 and 2005 was approximately $1.6 million and $0.6 million, respectively. The increase in bad debt expense was due primarily to the increase in subscriber revenue and higher involuntary churn.

•	Sprint Nextel Operating Expenses. Sprint Nextel operating expenses during the three months ended June 30, 2006 and 2005 were approximately $15.4 million and $14.6 million, respectively. Sprint Nextel operating expenses included Sprint Nextel management fee expense and other fees we pay to Sprint Nextel for the use of its support services, including billing and collections services and customer care. The increase in Sprint Nextel operating expenses was primarily attributable to the effect of the increase in our subscriber base.

Cost of Products Sold

The cost of products sold includes the costs of handsets and accessories and totaled approximately $7.7 million and $9.9 million during the three months ended June 30, 2006 and 2005, respectively. The cost of handsets generally exceeds the sales price because we subsidize the cost of handsets to subscribers, consistent with industry practice. Handset subsidies on units sold by third parties totaled approximately $1.6 million and $1.7 million for the three months ended June 30, 2006 and 2005, respectively. Cost of products sold for the three months ended June 30, 2005 included the cost of certain promotional products sold to a third party vendor totaling approximately $1.7 million. The remaining decrease in cost of products sold was primarily due to the effects of sales of less expensive handset models of approximately $0.9 million.

Selling and Marketing

Selling and marketing expenses relate to our distribution channels, sales representatives, sales support personnel, retail stores, advertising programs and commissions. We incurred selling and marketing expenses of approximately $14.7 million and $16.9 million during the three months ended June 30, 2006 and 2005, respectively. The decrease in selling and marketing expenses was primarily attributable to lower advertising expense of approximately $0.9 million and lower compensation and benefit expenses of approximately $1.1 million primarily resulting from the restructuring of the sales and marketing functions that was completed in the third quarter of 2005.

General and Administrative

We incurred general and administrative expenses totaling approximately $4.3 million and $5.0 million during the three months ended June 30, 2006 and 2005, respectively. The decrease in general and administrative expenses was due primarily to lower compensation and benefit expenses.

Merger Related Transaction Expenses

We incurred transaction costs of approximately $12.1 million during the three months ended June 30, 2006, which included investment banking fees, legal fees and other fees and expenses to consummate the Merger.

Non-Cash Compensation

Prior to our adoption of SFAS No. 123R on January 1, 2006, we applied the provisions of APB No. 25 and related interpretations in accounting for our equity incentive plan. A reduction in the exercise price of certain previously issued stock options resulted in variable accounting for these options during the years 2002 through 2005. During the three months ended June 30, 2005, the increase in the fair market value of our common stock resulted in non-cash compensation expense of approximately $1.6 million. Upon the adoption of SFAS No. 123R, we discontinued recognizing non-cash compensation expense under variable accounting, and we began recognizing share-based payment expense in accordance with SFAS No. 123R in the same expense component in the consolidated statement of operations as the salary or other cash compensation paid to the employee receiving the stock options.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the three months ended June 30, 2006 and 2005 totaled approximately $12.2 million and $12.9 million, respectively. As we accelerated depreciation of certain minicell base stations during the years 2003 through the end of 2005, depreciation expense for the three months ended June 30, 2005 included depreciation expense of approximately $1.2 million related to these assets, all of which became fully depreciated as of December 31, 2005. The effect of this decrease in depreciation expense for the three months ended June 30, 2006 was partially offset by higher depreciation expense resulting from net additions to our network equipment during the previous twelve months.

Interest Income

For the three months ended June 30, 2006 and 2005, interest income was approximately $1.7 million and $0.6 million, respectively. Interest income increased as a result of maintaining higher average cash and cash equivalent balances and earning more interest due to higher interest rates as compared to the same period in 2005.

Interest Expense

Interest expense totaled approximately $10.8 million and $10.9 million during the three months ended June 30, 2006 and 2005, respectively.

Income Taxes

For the three months ended June 30, 2006 and 2005, we recognized income tax expense of approximately $2.8 million and $0.1 million, respectively. During the fourth quarter of 2005, we released the valuation allowance on our deferred income tax assets, which primarily consisted of the tax benefit of our net operating loss carryforwards. As such, we are now recognizing income tax expense based on the estimated effective annual federal and state income tax rates applied to our pre-tax income, even though we do not expect to pay cash income taxes during 2006, other than the required alternative minimum tax and state income tax payments, as a result of the utilization of some portion of our net operating loss carryforwards. Our income tax expense was higher than an amount computed based on statutory federal and state income tax rates applied to our pre-tax income. This variation in the customary relationship between income tax expense and pre-tax income was due primarily to the nondeductibility of the merger related transaction expenses, which totaled approximately $12.1 million, partially offset by a federal income tax refund.

Analysis of the six months ended June 30, 2006 compared to the six months ended June 30, 2005

Customer Net Additions

During the six months ended June 30, 2006, we added 10,600 net new subscribers compared to 29,000 net new subscribers for the six months ended June 30, 2005. The decrease was primarily attributable to lower gross customer additions of approximately 4,600 primarily resulting from the effects of aggressive handset promotions by certain competitors and customer confusion resulting from the Sprint-Nextel merger, and 13,800 more customer disconnects primarily due to a larger subscriber base and higher voluntary churn.

Churn

Churn for the six months ended June 30, 2006 was approximately 2.7% compared to approximately 2.5% for the six months ended June 30, 2005. Voluntary churn increased 0.2% primarily due to the impacts of aggressive handset promotions by certain competitors and lower service levels experienced at Sprint Nextel call centers.

Average Revenue Per User (ARPU)

During each of the six months ended June 30, 2006 and 2005, our ARPU was approximately $56. Data ARPU increased $4 to $9 for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, offset by a decline in voice ARPU of $4 to $47 for the same periods.

Revenues

•	Subscriber Revenue. Subscriber revenue during the six months ended June 30, 2006 and 2005 was approximately $150.9 million and $136.8 million, respectively. The increase in subscriber revenue was primarily attributable to the effect of the increase in our subscriber base.

•	Roaming and Wholesale Revenue. Roaming and wholesale revenue during the six months ended June 30, 2006 and 2005 was approximately $65.2 million and $61.2 million, respectively. The increase in roaming and wholesale revenue was due to increases in Sprint PCS travel revenues for voice and data services of approximately $1.7 million and $7.4 million, respectively, partially offset by a decrease in non-Sprint PCS roaming revenue of approximately $4.6 million. The increase in Sprint PCS travel revenue was primarily due to increases in travel minutes of use and data usage of 6% and 132%, respectively. The decrease in non-Sprint PCS roaming revenue was primarily due to a reduction in roaming minutes of use with a significant roaming partner. Despite approximately 19% growth in reseller minutes, reseller revenues were comparable to the amount recorded in the prior year due to a reduction in the reseller rate with a significant reseller.

•	Equipment Revenue. Equipment revenue recorded during the six months ended June 30, 2006 and 2005 totaled approximately $7.9 million and $8.1 million, respectively. Equipment revenue for the six months ended June 30, 2005 included sales of certain promotional products to a third party vendor totaling approximately $1.5 million. The remaining increase in equipment revenue was primarily attributable to reductions in handset promotional discounts.

Cost of Service and Operations

•	Network Operations Expenses. Network operations expenses totaled approximately $33.3 million during the six months ended June 30, 2006 compared to approximately $32.5 million during the six months ended June 30, 2005. The increase was primarily due to an increase in radio communications site lease expense.

•	Travel and Roaming Expenses. Travel and roaming expenses totaled approximately $34.6 million and $26.5 million for the six months ended June 30, 2006 and 2005, respectively. Voice travel expense increased approximately $2.1 million due to a larger subscriber base. Data travel expense increased approximately $5.0 million due primarily to an increase in travel data usage per subscriber. Roaming expense increased approximately $1.0 million due primarily to an increase in roaming usage per subscriber.

•	Bad Debt Expense. Bad debt expense during the six months ended June 30, 2006 and 2005 was approximately $2.7 million and $1.6 million, respectively. The increase in bad debt expense was due primarily to the increase in subscriber revenue and higher involuntary churn.

•	Sprint Nextel Operating Expenses. Sprint Nextel operating expenses during the six months ended June 30, 2006 and 2005 were approximately $30.6 million and $28.6 million, respectively. The increase in Sprint Nextel operating expenses was primarily attributable to the effect of the increase in our subscriber base.

Cost of Products Sold

The cost of products sold totaled approximately $15.2 million and $20.3 million during the six months ended June 30, 2006 and 2005, respectively. Handset subsidies on units sold by third parties totaled approximately $3.0 million and $4.6 million for the six months ended June 30, 2006 and 2005, respectively. Cost of products sold for the six months ended June 30, 2005 included the cost of certain promotional products sold to a third party vendor totaling approximately $1.7 million. The remaining decrease in cost of products sold was primarily due to the effects of sales of less expensive handset models of approximately $2.2 million and a decrease in gross customer additions of approximately $0.7 million.

Selling and Marketing

We incurred selling and marketing expenses of approximately $29.3 million and $32.8 million during the six months ended June 30, 2006 and 2005, respectively. The decrease in selling and marketing expenses was primarily attributable to lower advertising expense of approximately $1.4 million and lower compensation and benefit expenses of approximately $1.8 million primarily resulting from the restructuring of the sales and marketing functions that was completed in the third quarter of 2005.

General and Administrative

We incurred general and administrative expenses totaling approximately $11.8 million and $9.9 million during the six months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006, general and administrative expenses included expenses incurred in connection with litigation against Sprint Nextel of approximately $2.8 million.

Non-Cash Compensation

Prior to our adoption of SFAS No. 123R on January 1, 2006, we applied the provisions of APB No. 25 and related interpretations in accounting for our equity incentive plan. A reduction in the exercise price of certain previously issued stock options resulted in variable accounting for these options during the years 2002 through 2005. During the six months ended June 30, 2005, the increase in the fair market value of our common stock resulted in non-cash compensation expense of approximately $1.1 million.

Depreciation, Amortization and Accretion

Depreciation, amortization and accretion expense for the six months ended June 30, 2006 and 2005 totaled approximately $24.0 million and $25.0 million, respectively. As we accelerated depreciation of certain minicell base stations during the years 2003 through the end of 2005, depreciation expense for the six months ended June 30, 2005 included depreciation expense of approximately $2.4 million related to these assets, all of which became fully depreciated as of December 31, 2005. The effect of this decrease in depreciation expense for the six months ended June 30, 2006 was partially offset by higher depreciation expense resulting from net additions to our network equipment during the previous twelve months.

Interest Income

For the six months ended June 30, 2006 and 2005, interest income was approximately $3.2 million and $1.1 million, respectively. Interest income increased as a result of maintaining higher average cash and cash equivalent balances and earning more interest due to higher interest rates as compared to the same period in 2005.

Interest Expense

Interest expense totaled approximately $21.7 million and $21.8 million during the six months ended June 30, 2006 and 2005, respectively.

Income Taxes

For the six months ended June 30, 2006 and 2005, we recognized income tax expense of approximately $7.2 million and $0.3 million, respectively. During the fourth quarter of 2005, we released the valuation allowance on our deferred income tax assets, which primarily consisted of the tax benefit of our net operating loss carryforwards. As such, we are now recognizing income tax expense. For the six months ended June 30, 2006, our effective income tax rate was approximately 59.6%. Accordingly, our income tax expense was higher than an amount computed based on statutory federal and state income tax rates applied to our pre-tax income. This variation in the customary relationship between income tax expense and pre-tax income was due primarily to the nondeductibility of the merger related transaction expenses, which totaled approximately $12.1 million, partially offset by a federal income tax refund.

Cash Flows, Liquidity and Capital Resources

A significant portion of our revenues is generated from customers who subscribe to service from us on contracts that range from one to two years, our resellers or Sprint Nextel. Our cash flow from operating activities has fluctuated with the size of our subscriber base and indirectly from the size of Sprint Nextel’s PCS subscriber base and the recurring subscriber, reseller and roaming revenue streams generated from Sprint PCS customers. Net cash provided by operating activities was approximately $31.7 million and $26.6 million for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by operating activities for the six months ended June 30, 2006 included cash payments for transaction costs necessary to consummate the Merger totaling approximately $12.1 million. We expect cash flows from operating activities will continue to grow during the remainder of 2006 and in future periods at a pace consistent with changes in our subscriber base and that of our resellers and roaming partners. Since 2004, we have funded all of our capital expenditures through cash flows from operating activities and expect to continue to do so in 2006.

In February 2005, we announced a network coverage expansion, expected to be completed in 2006. As part of this expansion, we entered into an agreement with an equipment vendor to acquire network equipment. The agreement provides for a minimum purchase commitment of $18 million in each of the years 2006 through 2008 for all network equipment and performance services that we purchase.

In December 2004, Sprint Nextel announced its intention to deploy the next generation of CDMA technology known as EV-DO throughout its network. EV-DO technology is expected to generate higher network data speeds and allow the introduction of new data products and features. We began deploying EV-DO in selected markets in the third quarter of 2005 and covered approximately 10% of the population in our markets as of June 30, 2006 for an approximate cost of $3.5 million.

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

As of June 30, 2006, we had approximately $148.4 million of working capital, including $133.8 million in cash and cash equivalents. Management expects cash and cash equivalents, combined with cash flow from operating activities, to be sufficient to meet capital expenditures needs and service debt requirements through June 30, 2007 and into the foreseeable future. While management does not anticipate the need to raise additional capital to meet our operating or capital expenditure requirements in the foreseeable future, our funding status is dependent on a number of factors influencing projections of operating cash flows, including those related to gross new customer additions, customer turnover, revenues, marketing costs, bad debt expense and roaming and reseller revenue. Management believes our financial position will be sufficient to meet the cash requirements of the business including capital expenditures, cash interest and working capital needs. However, if actual results differ significantly from these assumptions, our liquidity position could be adversely affected.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer (who serves as our principal financial and accounting officer), conducted an evaluation of our disclosure controls and procedures as of June 30, 2006. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 in providing reasonable assurance that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management and recorded, processed, summarized and reported in a timely manner.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the three months ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management is responsible for all of our disclosure controls and procedures and internal control over financial reporting including those relating to functions outsourced to Sprint Nextel through June 30, 2006, and including controls over the information flow to and from the third party service organization. We also are responsible for assessing the identified controls over financial reporting over the outsourced operations. Prior to the closing of the Merger, we placed reliance on Sprint Nextel to adequately design its internal controls with respect to the processes established to provide financial information and other information to us. To address this issue, Sprint Nextel engaged its independent auditors to perform a periodic evaluation of these controls and to provide a “Report on Controls Placed in Operation and Tests of Operating Effectiveness for Affiliates” under guidance provided in Statement of Auditing Standards No. 70 (“SAS 70”). This report was provided semi-annually to us and we have placed reliance on this SAS 70 report for assessing the identified controls over financial reporting over the outsourced operations.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 (Recent Developments) to the Notes to Consolidated Financial Statements in Part I, Item 1, of this report with respect to the Company’s acquisition on July 1, 2006 by Sprint Nextel Corporation for cash in the Merger. In connection with the Merger and in accordance with the parties’ Settlement Agreement, in early July 2006, the Company dismissed with prejudice the action pending by the Company in the Delaware Court of Chancery against Sprint Corporation, Sprint Spectrum L.P., WirelessCo, L.P., Sprint Communications Company L.P., Sprint Telephony PCS, L.P., Sprint PCS License, L.L.C. and Nextel Communications, Inc.

Item 1A. Risk Factors

No changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

UbiquiTel’s 2006 annual meeting of stockholders was held on June 27, 2006 at the Philadelphia Marriott West Hotel, 111 Crawford Avenue, West Conshohocken, Pennsylvania, to vote on (1) the adoption of the Agreement and Plan of Merger, dated as of April 19, 2006, by and among UbiquiTel Inc., Sprint Nextel Corporation and Sprint Nextel Corporation’s wholly owned subsidiary, Eagle Merger Sub Inc., and the approval of the Merger and related transactions contemplated by the Agreement and Plan of Merger, and (2) the election of three Class III directors, each for a term ending on the earlier to occur of the effective date of the Merger and UbiquiTel’s annual meeting of stockholders in 2009.

Proxies for the annual meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was a solicitation in opposition by Deephaven Capital Management LLC to UbiquiTel’s solicitation of proxies for the second proposal described above, the election of three Class III directors nominated by the independent members of UbiquiTel’s Board of Directors. The holders of record of an aggregate of 89,022,007 shares of UbiquiTel’s common stock, out of 94,453,100 shares outstanding on the record date (May 11, 2006) for the annual meeting, were present either in person or by proxy, and constituted a quorum for the transaction of business at the annual meeting.

The nominees for Class III director nominated by the independent members of UbiquiTel’s board of directors, Robert A. Berlacher, Donald A. Harris, and Joseph N. Walter, were elected, and the stockholders adopted the Agreement and Plan of Merger and approved the Merger and related transactions, with voting as detailed below:

(1)	Adoption of the Agreement and Plan of Merger, dated as of April 19, 2006, by and among UbiquiTel Inc., Sprint Nextel Corporation and Eagle Merger Sub Inc., and approval of the Merger and related transactions contemplated by the Agreement and Plan of Merger:

Votes For	Votes Against	Votes Abstained
51,163,198	8,122,784	100,425

(2)	Election of Class III Directors:

Director Nominee	Votes For	Votes Withheld
Robert A. Berlacher *	53,450,041	1,279,179
Donald A. Harris *	51,279,873	3,449,347
Joseph N. Walter *	53,450,041	1,279,179
Edmond J. Thomas **	34,292,787	—
Matthew Halbower **	34,292,787	—
Mark H. Rose **	34,292,787	—

*	Nominated by the independent members of UbiquiTel’s board of directors.
**	Nominated by Deephaven Capital Management LLC.

In connection with the Merger with Sprint Nextel, the then current directors of UbiquiTel resigned and certain officers of Sprint Nextel were appointed in their place.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and plan of Merger among Sprint Nextel Corporation, Eagle Merger Sub Inc. and UbiquiTel Inc. dated as of April 19, 2006 (filed as Exhibit 2.1 to UbiquiTel Inc.’s Current Report on Form 8-K filed April 20, 2006 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of UbiquiTel Inc. (filed as Exhibit 3.1 to UbiquiTel Inc.’s Current Report on Form 8-K filed July 3, 2006 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of UbiquiTel Inc. (filed as Exhibit 3.2 to UbiquiTel Inc.’s Current Report on Form 8-K filed July 3, 2006 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act of 1934 Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 9.06 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CO-REGISTRANTS:

UBIQUITEL INC.
UBIQUITEL OPERATING COMPANY

By:	/s/ William G. Arendt
William G. Arendt
Vice President and Controller
Principal Accounting Officer

September 8, 2006